Form 10-K
period 2012-11-30
NovaCopper Inc.
filed 2013-02-12
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 1-35447

NOVACOPPER INC.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	98-1006991
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 2300, 200 Granville Street
Vancouver, British Columbia
Canada	V6C 1S4
(Address of Principal Executive Offices)	(Zip Code)

(604) 638-8088
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting
company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As at May 31, 2012, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $72.9 million. As of February 7, 2013, the registrant had 52,767,511 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2013, in connection with the registrant’s 2013 annual meeting of stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

NOVACOPPER INC.

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NovaCopper” refer to NovaCopper Inc., a British Columbia corporation, either alone or together with its subsidiaries as the context requires as of November 30, 2012.

CURRENCY

All dollar amounts are in United States currency unless otherwise stated. References to C$ refer to Canadian currency, and $ or US$ to United States currency. All dollar amounts are expressed in thousands of dollars, except references to per share amounts.

FORWARD-LOOKING STATEMENTS

The information discussed in this annual report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and applicable Canadian securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including our plans and expectations relating to the Upper Kobuk Mineral Projects, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

  uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

  uncertainty of whether there will ever be production at our Arctic or Bornite Projects;

  uncertainty of estimates of capital costs, operating costs, production and economic returns;

  risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;

  risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;

  risks related to market events and general economic conditions;

  uncertainty related to inferred mineral resources;

  uncertainty related to the economic projections contained herein derived from the Preliminary Economic Assessment titled “NI 43-101 Preliminary Economic Assessment, Ambler Project, Kobuk, AK” dated effective February 1, 2012 (the “PEA”);

  risks related to lack of infrastructure;

  risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

  mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

  the risk that permits and governmental approvals necessary to develop and operate mines on our properties will not be available on a timely basis or at all;

  commodity price fluctuations;

  risks related to governmental regulation and permits, including environmental regulation;

  risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

  uncertainty related to title to our mineral properties;

  our history of losses and expectation of future losses;

  risks inherent in the acquisition of new properties;

  risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

  increased competition in the mining industry;

  our need to attract and retain qualified management and technical personnel;

  risks related to conflicts of interests of some of our directors;

  risks related to potential future litigation;

  risks related to our majority shareholder;

  risks related to global climate change;

  risks related to adverse publicity from non-governmental organizations;

  uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”); and

  increased regulatory compliance costs relating to Dodd-Frank.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and our actual achievements or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in this report under the heading “Risk Factors” and elsewhere.

Our forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, and we do not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

CAUTIONARY NOTE TO UNITED STATES INVESTORS

Unless otherwise indicated, all resource estimates, and any future reserve estimates, included or incorporated by reference in this annual report on Form 10-K have been, and will be, prepared in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. NI 43-101 permits the disclosure of an historical estimate made prior to the adoption of NI 43-101 that does not comply with NI 43-101 to be disclosed using the historical terminology if the disclosure: (a) identifies the source and date of the historical estimate; (b) comments on the relevance and reliability of the historical estimate; (c) to the extent known, provides the key assumptions, parameters and methods used to prepare the historical estimate; (d) states whether the historical estimate uses categories other than those prescribed by NI 43-101; and (e) includes any more recent estimates or data available.

Canadian standards, including NI 43-101, differ significantly from the requirements of the SEC, and reserve and resource information contained or incorporated by reference into this annual report on Form 10-K may not be comparable to similar information disclosed by U.S. companies. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “‘reserves”. Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and any reserves reported by us in the future in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with United States standards.

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessment on the Arctic project is preliminary in nature and include "inferred mineral resources" that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the feasibility studies or preliminary assessments at the Arctic project will ever be realized.

GLOSSARY OF TECHNICAL TERMS

We estimate and report our resources and we will estimate and report our reserves according to the definitions set forth in NI 43-101. We will modify and reconcile the reserves as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

The following technical terms defined in this section are used throughout this Form 10-K:

NI 43-101 Definitions:

“AA” is atomic absorption.

“Ag” is the chemical symbol for silver.

“AGP” is acid-generating potential.

“AMT” is audiomagnetotelluric.

“ARD” is acid rock drainage.

“Au” is the chemical symbol for gold.

“CIM” is the Canadian Institute of Mining, Metallurgy and Petroleum.

“Co” is the chemical symbol for cobalt.

“CO2” is carbon dioxide.

“CS-AMT” is controlled source audio-frequency magnetotelluric.

“Cu” is the chemical symbol for copper.

“DIGHEM” is a proprietary geophysical survey system.

“dilution” is waste, which is unavoidably mined with ore.

“dip” is the angle of inclination of a geological feature/rock from the horizontal.

“EM” is electromagnetic.

“FA-AAA” is fire assay – atomic absorption.

“fault” is the surface of a fracture along which movement has occurred.

“Fe” is the chemical symbol for iron.

“gangue” are non-valuable components of the ore.

“grade” is the measure of concentration of gold within mineralized rock.

“g” is a gram.

“g/t” is grams per metric tonne.

“ha” is a Hectare.

“ICP” is induced couple plasma.

“ICP-AES” is inductively coupled plasma atomic emission spectroscopy.

“indicated mineral resource” means that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

“inferred mineral resource” means that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence, limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

“IRR” is internal rate of return.

“km” is a kilometre.

“m” is a metre.

“Mg” is the chemical symbol for magnesium.

“micron” or “µm” is 0.000001 metres.

“measured mineral resource” means that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for both geological and grade continuity to be reasonably assured.

“mineral reserve” means the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined.

“mineral resource” means a concentration or occurrence of natural solid inorganic material, or natural solid fossilized organic material in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

“mm” is a millimetre.

 “MS” is massive sulfide.

“MW” is million watts.

“NPV” is net present value

“ounce” or “oz” is a troy ounce.

“Pb” is the chemical symbol for lead.

“ppm” is parts per million.

“probable mineral reserve” means the economically mineable part of an indicated and, in some circumstances, a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

“proven mineral reserve” means the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

“QA/QC” is quality assurance and quality control.

“RC” is rotary circulation drilling.

“RQD” is rock quality description.

“SP” is self-potential.

“strike” is the duration of line formed by the intersection of strata surfaces within the horizontal plane, always perpendicular to the dip direction.

“tailings” is the finely ground waste rock from which valuable minerals or metals have been extracted.

“tonne” is a metric tonne: 1,000 kilograms or 2,204.6 pounds.

“t/d” is tonnes per day.

“XRF” is x-ray fluorescence spectroscopy.

“Zn” is the chemical symbol for zinc.

SEC Industry Guide 7 Definitions:

“exploration stage” prospect is one which is not in either the development or production stage.

“development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

“mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

“probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

“production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

“proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

“reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

PART I

Item 1. BUSINESS

Our principal business is the exploration and development of our Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or “UKMP Projects”) located in the Ambler mining district in Northwest Alaska, United States which comprises (i) the Arctic Project, which contains the high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit located on the Ambler lands (“Arctic Project”); and (ii) the Bornite Project, which contains a carbonate-hosted copper deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing our projects through technical, engineering and feasibility studies so that production decisions can be made on those projects.

Name, Address and Incorporation

NovaCopper Inc. was incorporated on April 27, 2011 under the Business Corporations Act (British Columbia) (“BCBCA”). Our registered office is located at Suite 2600, Three Bentall Centre, 595 Burrard Street, Vancouver, British Columbia, Canada, and our executive office is located at Suite 2300, 200 Granville Street, Vancouver, British Columbia, Canada.

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiary. All ownership is 100%.

Business Cycle

Our business, at its current exploration phase, is not cyclical. Exploration activities are conducted primarily during snow-free months. The optimum field season at the Upper Kobuk Mineral Projects is from late May to late September. The length of the snow-free season at the Upper Kobuk Mineral Projects varies from about May through November at lower elevations and from July through September at higher elevations.

NovaCopper’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and the Bornite Project and through the pursuit of similarly attractive base metal projects. We plan to:

  advance the Arctic Project towards development with key activities including increased definition of the mineral resources, technical studies to support completion of a pre-feasibility study, and the initiation of baseline environmental studies;

  advance exploration in the Ambler mining district and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of NovaCopper – Agreement with NANA Regional Corporation”) through resource development and technical studies; and

  pursue project level or corporate transactions that are value accretive.

The Arctic Project PEA represents an early stage study and highlights certain opportunities for us to further expand upon. Prior to commencing production, further studies that demonstrate the economic viability of the Arctic Project must be completed including pre-feasibility studies, all necessary permits must be obtained, a production decision must be made by our Board, financing for construction and development must be arranged and construction must be completed. In addition, we will be required to address certain infrastructure challenges, including road access, and obtain additional rights, including surface use rights and access rights. See “Item 1A. Risk Factors”.

Significant Developments in 2012

  On March 28, 2012, the securityholders of NovaGold Resources Inc. (“NovaGold”) voted in favor of the special resolution approving the spin-out of NovaCopper Inc. and its wholly-owned subsidiary NovaCopper US Inc. (“NovaCopper US”) (“Plan of Arrangement” or “Arrangement”). On April 30, 2012, 46,578,078 Common Shares of NovaCopper (each, a “NovaCopper Share” or “Common Share”) were distributed to NovaGold shareholders such that each NovaGold shareholder of record on the effective date received one NovaCopper Common Share for every six common shares of NovaGold held. In accordance with the terms of the Arrangement, NovaCopper has committed to NovaGold to deliver up to 6,181,352 NovaCopper Shares to satisfy holders of NovaGold warrants, performance share units, and deferred shares units on record as of the close of business April 27, 2012, on the same basis as NovaGold shareholders received under the Plan of Arrangement, at the time of exercise or vesting, as applicable. NovaCopper was funded with $40.0 million in cash by NovaGold as part of the Plan of Arrangement.

  On April 25, 2012, we began trading on the Toronto Stock Exchange (“TSX”) in Canada and NYSE-MKT (formerly NYSE- AMEX) in the United States.

  During 2012, we completed the recruitment and hiring of our senior management team. Our President and CEO, Rick Van Nieuwenhuyse, Vice President (“VP”) and Chief Financial Officer, Elaine Sanders, Senior VP Exploration, Joe Piekenbrock, and VP Human Resources and Workforce Development, Sacha Iley, joined the Company full time from their previous employment at NovaGold. We also announced the addition of Patrick Donnelly as VP Corporate Communications in August 2012.

  On July 18, 2012, we reported an initial resource estimate prepared under National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) for the Ruby Creek zone of the Bornite property in a report entitled “NI 43- 101 Technical Report Resource Estimation – Ruby Creek zone, Bornite deposit, Upper Kobuk Mineral Project, Northwest Alaska.” At a 0.5% copper cut-off grade, the Ruby Creek zone contains Indicated Resources of 6.8 million tonnes at 1.19% Cu or 178.7 million pounds of contained copper and Inferred Resources of 47 million tonnes of 0.84% Cu or 883.2 million pounds of contained copper. Resources are stated as contained within a potentially economic resource limiting pit shell using a metal price of $3.00 per pound copper, mining costs of $1.50 per tonne, processing costs of $10.00 per tonne, 100% recoveries and an average pit slope of 45 degrees. See “Cautionary Note to United States Investors.”

  On October 10, 2012, we announced the completion of our 2012 drilling campaign at our UKMP Projects which accomplished approximately 17,209 meters of which 15,457 meters were drilled at the South Reef zone of the Bornite property and 1,752 meters at the Sunshine deposit on the Ambler lands. Results from the drilling campaign have been released throughout the fall of 2012.

  On November 14, 2012, we announced initial metallurgical optimization results from the Arctic deposit through the completion of a metallurgical test work program. The work results in an increase of copper recoveries to 88.6% from 86.8% and zinc recoveries to 91.7% from 81.1% previously reported in our PEA for the Arctic project entitled “NI 43-101 Preliminary Economic Assessment Ambler Project, Kobuk, AK”. It also resulted in improved precious metal recoveries to the copper concentrate.

Subsequent Events

  Effective December 1, 2012, we became a domestic issuer under U.S. federal securities laws. Previously, we were a foreign private issuer under U.S. federal securities laws and were exempt from certain provisions of the U.S. federal securities laws, including U.S. proxy rules and Section 16 reporting.

  On January 2, 2013, we announced our largest shareholder, Electrum Strategic Resources L.P. (“Electrum”), added an additional 5.2 million NovaCopper Shares to their holdings through the exercise of NovaGold warrants. Under the Plan of Arrangement, each holder of NovaGold warrants on record as of April 30, 2012 received the right to receive one NovaCopper Share for every six common shares of NovaGold held at the time of exercise. We received no proceeds from the exercise of the NovaGold warrants. Between January 10, 2013 to January 18, 2013, we issued an additional 0.9 million NovaCopper Shares to various holders upon their exercise of NovaGold warrants.

  On February 5, 2013, NovaCopper released an updated NI 43-101 resource estimate for the Bornite property in a report entitled “NI 43-101 Technical Report Resource Estimation – South Reef and Ruby Creek zones, Bornite deposit, Upper Kobuk Mineral Projects, Northwest Alaska”, further to the resource estimate previously released on July 18, 2012 with respect to the Ruby Creek zone. The South Reef zone at the Bornite Project, which lies roughly 400 to 600 meters southeast of the Ruby Creek zone, reports at a 1.0% copper cut-off grade, Inferred Resources of 43.1 million tonnes of 2.54% Cu or 2,409 million pounds of contained copper. Inferred resources are stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $2.75 per pound copper and total site operating costs of $60.00 per tonne. See “Cautionary Note to United States Investors.”

History of NovaCopper

Spin-Out

We were formerly a wholly-owned subsidiary of NovaGold. At a special meeting of securityholders of NovaGold held on March 28, 2012, the securityholders voted in favour of a special resolution approving the distribution of Common Shares of NovaCopper to the shareholders of NovaGold as a return of capital through a statutory Plan of Arrangement under the Companies Act (Nova Scotia).

On April 30, 2012, all of the outstanding NovaCopper Shares were distributed to shareholders of NovaGold such that each NovaGold shareholder of record at the close of business on April 27, 2012 received one NovaCopper Share for every six common shares in the capital of NovaGold held at that time. The NovaCopper Shares were listed and posted for trading on the TSX and on the NYSE-MKT under the symbol NCQ on April 25, 2012.

Agreement with NANA Regional Corporation

On October 19, 2011, NANA Regional Corporation, Inc. (“NANA”), an Alaska Native Corporation headquartered in Kotzebue, Alaska, and NovaCopper US entered an Exploration Agreement and Option Agreement (the “NANA Agreement”) for the cooperative development of NANA’s respective resource interests in the Ambler mining district of Northwest Alaska. The NANA Agreement consolidates our and NANA’s land holdings into an approximately 142,831-hectare land package and provides a framework for the exploration and any future development of this high-grade and prospective poly-metallic belt.

The NANA Agreement grants NovaCopper US the nonexclusive right to enter on, and the exclusive right to explore, the Bornite lands and the Alaska Native Claims Settlement Act (“ANCSA”) lands (each as defined in the NANA Agreement) and in connection therewith, to construct and utilize temporary access roads, camps, airstrips and other incidental works. In consideration for this right, NovaCopper US paid to NANA $4 million in cash. NovaCopper US will also be required to make payments to NANA for scholarship purposes in accordance with the terms of the NANA Agreement. NovaCopper US has further agreed to use reasonable commercial efforts to train and employ NANA shareholders to perform work for NovaCopper US in connection with its operations on the Bornite lands, ANCSA lands and Ambler lands (as defined in the NANA Agreement) (collectively, the “Lands”). Under the NANA Agreement, NANA also has the right to appoint a board member to NovaCopper’s Board of Directors within a five year period following our public listing on a stock exchange.

The NANA Agreement has a term of 20 years, with an option in favour of NovaCopper US to extend the term for an additional 10 years. The NANA Agreement may be terminated by mutual agreement of the parties or by NANA if NovaCopper US does not meet certain expenditure requirements on the Bornite lands and ANCSA lands.

If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, we decide to proceed with construction of a mine on the Lands, NovaCopper US will notify NANA in writing and NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire an undivided ownership interest between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by NovaCopper US from such project (following the recoupment by NovaCopper of all costs incurred, including operating, capital and carrying costs). The cost to exercise such back-in-right is equal to the percentage interest in the project multiplied by the difference between (i) all costs incurred by NovaCopper US or its affiliates on the project, including historical costs incurred prior to the date of the NANA Agreement together with interest on the historical costs; and (ii) $40 million (subject to exceptions). This amount will be payable by NANA to NovaCopper US in cash at the time the parties enter into a joint venture agreement and in no event will the amount be less than zero.

In the event that NANA elects to exercise its back-in-right, the parties will as soon as reasonably practicable form a joint venture, with NANA’s interest being between 16% to 25% and NovaCopper US owning the balance of the interest in the joint venture. Upon formation of the joint venture, the joint venture will assume all of the obligations of NovaCopper US and be entitled to all the benefits of NovaCopper US under the NANA Agreement in connection with the mine to be developed and the related Lands. A party’s failure to pay its proportionate share of costs in connection with the joint venture will result in dilution of its interest. Each party will have a right of first refusal over any proposed transfer of the other party’s interest in the joint venture other than to an affiliate or for the purposes of granting security. A transfer by either party of any net proceeds royalty interest in a project other than for financing purposes will also be subject to a first right of refusal. A transfer of NANA’s net smelter return on the Lands is subject to a first right of refusal by NovaCopper.

In connection with possible development of a mine on the Bornite lands or ANCSA lands, NovaCopper US and NANA will execute a mining lease to allow NovaCopper US or the joint venture to construct and operate a mine on the Bornite lands or ANCSA lands. These leases will provide NANA a 2% net smelter royalty as to production from the Bornite lands and a 2.5% net smelter royalty as to production from the ANCSA lands. If NovaCopper US decides to proceed with construction of a mine on the Ambler lands, NANA will enter into a surface use agreement with NovaCopper US which will afford NovaCopper US access to the Ambler lands along routes approved by NANA on the Bornite lands or ANCSA lands. In consideration for the grant of such surface use rights, NovaCopper US will grant NANA a 1% net smelter royalty on production and an annual payment of $755 per acre (as adjusted for inflation each year beginning with the second anniversary of the effective date of the NANA Agreement and for each of the first 400 acres (and $100 for each additional acre) of the lands owned by NANA and used for access which are disturbed and not reclaimed.

NovaCopper and NANA have formed an oversight committee, which consists of four representatives from each of NovaCopper and NANA (the “Oversight Committee”). The Oversight Committee is responsible for certain planning and oversight matters carried out by NovaCopper under the NANA Agreement. The planning and oversight matters that are the subject of the NANA Agreement will be determined by majority vote. The representatives of each of NovaCopper and NANA attending a meeting will have one vote in the aggregate and in the event of a tie, the NovaCopper US representatives jointly shall have a deciding vote on all matters other than Sustainability Matters, as that term is defined in the NANA Agreement. There shall be no deciding vote on Sustainability Matters and NovaCopper may not proceed with such matters unless approved by majority vote of the Oversight Committee or with the consent of NANA, such consent not to be unreasonably withheld or delayed.

Principal Markets

Our principal objective is to become a producer of copper.

Specialized Skill and Knowledge

All aspects of our business require specialized skills and knowledge. Such skills and knowledge include the areas of geology, mining and accounting. See “Executive Officers of NovaCopper” for details as to the specific skills and knowledge of our directors and management.

Environmental Protection

Mining is an extractive industry that impacts the environment. Our goal is to evaluate ways to minimize that impact and to develop safe, responsible and profitable operations by developing natural resources for the benefit of our employees, shareholders and communities and maintain high standards for environmental performance at our Upper Kobuk Mineral Projects. We strive to meet or exceed environmental standards at our Upper Kobuk Mineral Projects. One way we do this is through collaborations with local communities, including Native Alaskan groups. We are currently active only in Alaska, which has established environmental standards and regulations that we intend to strive to exceed. Our environmental performance will be overseen at the Board level and environmental performance is the responsibility of the project manager.

  All new activities and operations will be managed for compliance with applicable laws and regulations. In the absence of regulation, best management practices will be applied to manage environmental risk.

  We will strive to limit releases to the air, land or water and appropriately treat and dispose of waste.

See “Arctic Project – Environmental Considerations”.

Employees

As of November 30, 2012, we had 21 full-time employees, 13 of whom were employed at our executive office in Vancouver, BC, and 8 of whom were employed at our Upper Kobuk Mineral Projects. The number of individuals employed by us fluctuates throughout the year depending on the season; however on average, we had 50 employees during 2012. We have entered into employment agreements with five individuals. Additionally, we have had up to 10 individuals in Canada providing services to us through the Services Agreement between NovaCopper and NovaGold effective as of April 19, 2012, as amended September 1, 2012 (the “Services Agreement”) through the year ended November 30, 2012. The parties intend to terminate the Services Agreement on May 1, 2013 as NovaCopper has developed its own internal capabilities and limited the use of the Service Agreement.

We believe our success is dependent on the performance of our management and key employees, many of whom have specialized skills in exploration in Alaska and the base metals industry. Substantially all of our exploration site employees have been active in the Ambler mining district for the last five years and are knowledgeable as to the geology, metallurgy and infrastructure related to mining development.

Segment Information

We operate in one geographical jurisdiction, being the United States, and all of our mineral properties and plant and equipment are located in Alaska. Segment information relating to our assets is provided under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Competitive Conditions

The mineral exploration and development industry is competitive in all phases of exploration, development and production. There is a high degree of competition faced by us in Alaska and elsewhere for skilled management employees, suitable contractors for drilling operations, technical and engineering resources, and necessary exploration and mining equipment, and many of these competitor companies have greater financial resources, operational expertise, and/or more advanced properties than us. Additionally, our operations are in a remote location where skilled resources and support services are limited. We have in place experienced management personnel and continues to evaluate the required expertise and skills to carry out our operations. As a result of this competition, we may be unable to achieve our exploration and development in the future on terms we consider acceptable or at all. See “Item 1A. Risk Factors”.

Available Information

We make available, free of charge, on or through our Internet website, at www.novacopper.com our annual report on Form 10-K which includes our audited financial statements, our quarterly reports and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this annual report on Form 10-K.

Item 1A. RISK FACTORS

Investing in our securities is speculative and involves a high degree of risk due to the nature of our business and the present stage of exploration of our mineral properties. The following risk factors, as well as risks currently unknown to us, could materially adversely affect our future business, operations and financial condition and could cause them to differ materially from the estimates described in forward-looking information relating to NovaCopper, or our business, property or financial results, each of which could cause purchasers of securities to lose all or part of their investments.

We have not defined any proven or probable reserves and none of our mineral properties are in production or under development.

We have no history of commercially producing precious or base metals and all of our properties are in the exploration stage. We have not defined or delineated any measured resources or proven or probable reserves on any of our projects or properties located in Northwest Alaska. Mineral exploration involves significant risk, since few properties that are explored contain bodies of ore that would be commercially economic to develop into producing mines. We cannot assure you that we will establish the presence of any measured resources, or proven or probable reserves at the Upper Kobuk Mineral Projects or any other properties. The failure to establish measured resources, or proven or probable reserves, would severely restrict our ability to implement our strategies for long-term growth.

Even if one of our mineral projects is determined to be economically viable to develop into a mine, such development may not be successful.

If the development of one of our projects is found to be economically feasible and approved by our board of directors (the “Board”), such development will require obtaining permits and financing, the construction and operation of mines, processing plants and related infrastructure, including road access. As a result, we are and will continue to be subject to all of the risks associated with establishing new mining operations, including:

  the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;

  the availability and cost of skilled labour and mining equipment;

  the availability and cost of appropriate smelting and refining arrangements;

  the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;

  the availability of funds to finance construction and development activities;

  potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent development activities; and

  potential increases in construction and operating costs due to changes in the cost of fuel, power, materials and supplies.

The costs, timing and complexities of developing our projects may be greater than anticipated because our property interests are not located in developed areas, and, as a result, our property interests are not currently served by appropriate road access, water and power supply and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in new mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. In addition, delays in the early stages of mineral production often occur. Accordingly, we cannot provide assurance that we will ever achieve or that our activities will result in profitable mining operations at our mineral properties.

In addition, there can be no assurance that our mineral exploration activities will result in any discoveries of new mineralization. If further mineralization is discovered there is also no assurance that the mineralization would be economical for commercial production. Discovery of mineral deposits is dependent upon a number of factors and significantly influenced by the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon a number of factors which are beyond our control, including the attributes of the deposit, commodity prices, government policies and regulation and environmental protection.

We have no history of production and no revenue from mining operations.

We have a very limited history of operations and to date have generated no revenue from mining operations. As such, we are subject to many risks common to such enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of significant revenues. There is no assurance that the Upper Kobuk Mineral Projects or any other projects will be commercially mineable, and we may never generate revenues from our mining operations.

We may not have sufficient funds to develop our mineral projects or to complete further exploration programs.

We have limited financial resources. We currently generate no mining operating revenue, and must primarily finance exploration activity and the development of mineral projects by other means. In the future, our ability to continue exploration, development and production activities, if any, will depend on our ability to obtain additional external financing. Any unexpected costs, problems or delays could severely impact our ability to continue exploration and development activities. The failure to meet ongoing obligations on a timely basis could result in a loss or a substantial dilution of our interests in projects.

The sources of external financing that we may use for these purposes include project or bank financing or public or private offerings of equity and debt. In addition, we may enter into one or more strategic alliances or joint ventures, decide to sell certain property interests, or utilize one or a combination of all of these alternatives. The financing alternative we chose may not be available on acceptable terms, or at all. If additional financing is not available, we may have to postpone further exploration or development of, or sell, one or more of our principal properties.

Changes in the market price of copper and other metals, which in the past have fluctuated widely, will affect our ability to finance continued exploration and development of our projects and affect our operations and financial condition.

Our long-term viability will depend, in large part, on the market price of copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

  global or regional consumption patterns;

  the supply of, and demand for, these metals;

  speculative activities;

  the availability and costs of metal substitutes;

  expectations for inflation; and

  political and economic conditions, including interest rates and currency values.

We cannot predict the effect of these factors on metal prices. A decrease in the market price of copper and other metals could affect our ability to raise funds to finance the exploration and development of any of our mineral projects, which would have a material adverse effect on our financial condition and results of operations. The market price of copper and other metals may not remain at current levels. In particular, an increase in worldwide supply, and consequent downward pressure on prices, may result over the longer term from increased copper production from mines developed or expanded as a result of current metal price levels. There is no assurance that a profitable market may exist or continue to exist.

Actual capital costs, operating costs, production and economic returns may differ significantly from those described in the technical report for the Arctic Project.

The PEA technical report is an early stage study that is preliminary in nature. There can be no assurance that the results described in the PEA will be realized. The capital costs to take our projects into production may be significantly higher than anticipated.

None of our mineral properties have an operating history upon which we can base estimates of future operating costs. Decisions about the development of the Arctic Project (or the Bornite Project) will ultimately be based upon feasibility studies. Feasibility studies derive estimates of cash operating costs based upon, among other things:

  anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;

  anticipated recovery rates of metals from the ore;

  cash operating costs of comparable facilities and equipment; and

  anticipated climatic conditions.

Cash operating costs, production and economic returns, and other estimates contained in studies or estimates prepared by or for us may differ significantly from those anticipated by the PEA and there can be no assurance that our actual operating costs will not be higher than currently anticipated.

The Upper Kobuk Mineral Projects are located in a remote area of Alaska, and access to them is limited. Exploration and any future development or production activities may be limited and delayed by infrastructure challenges, inclement weather and a shortened exploration season.

The Upper Kobuk Mineral Projects are located in a remote area of Alaska. Access to the Upper Kobuk Mineral Projects is limited and there is currently no infrastructure in the area.

We cannot provide assurances that the State of Alaska’s proposed road that would provide access to the Ambler mining district will be built, that it will be built in a timely manner, that the cost of accessing the proposed road will be reasonable, that it will be built in the manner contemplated, or that it will sufficiently satisfy the requirements of the Upper Kobuk Mineral Projects. In addition, successful development of the Upper Kobuk Mineral Projects will require the development of the necessary infrastructure. If adequate infrastructure is not available in a timely manner, there can be no assurance that:

  the development of the Upper Kobuk Mineral Projects will be commenced or completed on a timely basis, if at all;

  the resulting operations will achieve the anticipated production volume; or

  the construction costs and operating costs associated with the development of the Upper Kobuk Mineral Projects will not be higher than anticipated.

As the UKMP Projects are located in a remote area, exploration, development and production activities may be limited and delayed by inclement weather and a shortened exploration season.

We will incur losses for the foreseeable future.

We expect to incur losses unless and until such time as our mineral projects generate sufficient revenues to fund continuing operations. The exploration and development of our mineral properties will require the commitment of substantial financial resources that may not be available.

The amount and timing of expenditures will depend on a number of factors, including the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners and the acquisition of additional property interests, some of which are beyond our control. We cannot provide assurance that we will ever achieve profitability.

Mineral resource and reserve calculations are only estimates.

Any figures presented for mineral resources in this Form 10-K and in our other filings with securities regulatory authorities and those which may be presented in the future or any figures for mineral reserves that may be presented by us in the future are and will only be estimates. There is a degree of uncertainty attributable to the calculation of mineral reserves and mineral resources. Until mineral reserves or mineral resources are actually mined and processed, the quantity of metal and grades must be considered as estimates only and no assurances can be given that the indicated levels of metals will be produced. In making determinations about whether to advance any of our projects to development, we must rely upon estimated calculations as to the mineral resources and grades of mineralization on our properties.

The estimating of mineral reserves and mineral resources is a subjective process that relies on the judgment of the persons preparing the estimates. The process relies on the quantity and quality of available data and is based on knowledge, mining experience, analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. While we believe that the mineral resource estimates included in this Form 10-K for the Upper Kobuk Mineral Projects are well established and reflect management’s best estimates, by their nature mineral resource estimates are imprecise and depend, to a certain extent, upon analysis of drilling results and statistical inferences that may ultimately prove to be inaccurate. There can be no assurances that actual results will meet the estimates contained in feasibility studies. As well, further studies are required.

Estimated mineral reserves or mineral resources may have to be recalculated based on changes in metal prices, further exploration or development activity or actual production experience. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence mineral reserve or mineral resource estimates. The extent to which mineral resources may ultimately be reclassified as mineral reserves is dependent upon the demonstration of their profitable recovery. Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital. We cannot provide assurance that mineralization can be mined or processed profitably.

Our mineral resource estimates have been determined and valued based on assumed future metal prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for copper, zinc, lead, gold and silver may render portions of our mineralization uneconomic and result in reduced reported mineral resources, which in turn could have a material adverse effect on our results of operations or financial condition. We cannot provide assurance that mineral recovery rates achieved in small scale tests will be duplicated in large scale tests under on-site conditions or in production scale.

A reduction in any mineral reserves that may be estimated by us in the future could have an adverse impact on our future cash flows, earnings, results of operations and financial condition. No assurances can be given that any mineral resource estimates for the Upper Kobuk Mineral Projects will ultimately be reclassified as mineral reserves. See “Cautionary Note to United States Investors.”

Significant uncertainty exists related to inferred mineral resources.

There is a risk that inferred mineral resources referred to in this Form 10-K cannot be converted into measured or indicated mineral resources as there may be limited ability to assess geological continuity. Due to the uncertainty that may attach to inferred mineral resources, there is no assurance that inferred mineral resources will be upgraded to resources with sufficient geological continuity to constitute proven and probable mineral reserves as a result of continued exploration. See “Cautionary Note to United States Investors.”

Mining is inherently risky and subject to conditions or events beyond our control.

The development and operation of a mine is inherently dangerous and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome, including:

  unusual or unexpected geological formations;

  metallurgical and other processing problems;

  metal losses;

  environmental hazards;

  power outages;

  labour disruptions;

  industrial accidents;

  periodic interruptions due to inclement or hazardous weather conditions;

  flooding, explosions, fire, rockbursts, cave-ins and landslides;

  mechanical equipment and facility performance problems; and

  the availability of materials and equipment.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury or death, including to our employees, environmental damage, delays in mining, increased production costs, asset write downs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums, or at all. Insurance against certain environmental risks, including potential liability for pollution and other hazards associated with mineral exploration and production, is not generally available to companies within the mining industry. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

General economic conditions may adversely affect our growth, future profitability and ability to finance.

The unprecedented events in global financial markets in the past several years have had a profound impact on the global economy. Many industries, including the copper mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations, high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. A worsening or slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth and ability to finance. Specifically:

  the global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;

  the volatility of copper and other metal prices would impact our estimates of mineral resources, revenues, profits, losses and cash flow, and the feasibility of our projects;

  negative economic pressures could adversely impact demand for our future production, if any;

  construction related costs could increase and adversely affect the economics of any project in the Ambler district;

  volatile energy, commodity and consumables prices and currency exchange rates would impact our estimated production costs; and

  the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

We cannot provide assurance that we will successfully acquire commercially mineable mineral rights.

Exploration for and development of copper properties involves significant financial risks which even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to establish reserves by drilling, constructing mining and processing facilities at a site, developing metallurgical processes and extracting metals from ore. We cannot ensure that our current exploration and development programs will result in profitable commercial mining operations.

The economic feasibility of development projects is based upon many factors, including the accuracy of mineral resource estimates; metallurgical recoveries; capital and operating costs; government regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting and environmental protection; and metal prices, which are highly volatile. Development projects are also subject to the successful completion of feasibility studies, issuance of necessary governmental permits and availability of adequate financing.

Most exploration projects do not result in the discovery of commercially mineable ore deposits, and no assurance can be given that any anticipated level of recovery of ore reserves, if any, will be realized or that any identified mineral deposit will ever qualify as a commercially mineable (or viable) ore body which can be legally and economically exploited. Estimates of mineral reserves, mineral resources, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, the metallurgy of the mineralization forming the mineral deposit, unusual or unexpected geological formations and work interruptions. If current exploration programs do not result in the discovery of commercial ore, we may need to write-off part or all of our investment in our existing exploration stage properties, and may need to acquire additional properties.

Material changes in mineral reserves, if any, grades, stripping ratios or recovery rates may affect the economic viability of any project. Our future growth and productivity will depend, in part, on our ability to develop commercially mineable mineral rights at our existing properties or identify and acquire other commercially mineable mineral rights, and on the costs and results of continued exploration and potential development programs. Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

  establish mineral reserves through drilling and metallurgical and other testing techniques;

  determine metal content and metallurgical recovery processes to extract metal from the ore; and

  construct, renovate or expand mining and processing facilities.

In addition, if we discover ore, it would take several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire commercially mineable (or viable) mineral rights.

We are subject to significant governmental regulations.

Our exploration activities are subject to extensive federal, state, provincial and local laws and regulations governing various matters, including:

  environmental protection;

  the management and use of toxic substances and explosives;

  the management of natural resources;

  the exploration and development of mineral properties, including reclamation;

  exports;

  price controls;

  taxation and mining royalties;

  management of tailing and other waste generated by operations;

  labour standards and occupational health and safety, including mine safety; and

  historic and cultural preservation.

Failure to comply with applicable laws and regulations may result in civil or criminal fines or penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining, curtailing or closing operations or requiring corrective measures, installation of additional equipment or remedial actions, any of which could result in significant expenditures. We may also be required to compensate private parties suffering loss or damage by reason of a breach of such laws, regulations or permitting requirements. It is also possible that future laws and regulations, or more stringent enforcement of current laws and regulations by governmental authorities, could cause us to incur additional expense or capital expenditure restrictions, suspensions or closing of our activities and delays in the exploration and development of our properties.

We require further permits in order to conduct current and anticipated future operations, and delays in obtaining or failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, would adversely affect our business.

Our current and anticipated future operations, including further exploration, development and commencement of production on our mineral properties, require permits from various governmental authorities. Obtaining or renewing governmental permits is a complex and time-consuming process. The duration and success of efforts to obtain and renew permits are contingent upon many variables not within our control. Due to the preliminary stages of the Upper Kobuk Mineral Projects, it is difficult to assess what specific permitting requirements will ultimately apply.

Shortage of qualified and experienced personnel in the U.S. federal and Alaskan State agencies to coordinate a federally led joint environmental impact statement process could result in delays or inefficiencies. Backlog within the permitting agencies could affect the permitting timeline of the Upper Kobuk Mineral Projects. Other factors that could affect the permitting timeline include (i) the number of other large-scale projects currently in a more advanced stage of development which could slow down the review process for the Upper Kobuk Mineral Projects and (ii) significant public response regarding the Upper Kobuk Mineral Projects.

We cannot provide assurance that all permits that we require for our operations, including any for construction of mining facilities or conduct of mining, will be obtainable or renewable on reasonable terms, or at all. Delays or a failure to obtain such required permits, or the expiry, revocation or failure to comply with the terms of any such permits that we have obtained, would adversely affect our business.

Our activities are subject to environmental laws and regulations that may increase our costs and restrict our operations.

All of our exploration, potential development and production activities are subject to regulation by governmental agencies under various environmental laws. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Environmental legislation is evolving and the general trend has been towards stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations may require significant capital outlays on our behalf and may cause material changes or delays in our intended activities. Several regulatory initiatives are currently ongoing within the State of Alaska that have the potential to influence the permitting process for the Upper Kobuk Mineral Projects. These include a revision of the Alaska Mixing Zone Regulations which may be required in order to permit a mixing zone for discharge in Subarctic Creek. Future changes in these laws or regulations could have a significant adverse impact on some portion of our business, requiring us to re-evaluate those activities at that time.

Environmental hazards may exist on our properties that are unknown to us at the present time and that have been caused by previous owners or operators or that may have occurred naturally. We may be liable for remediating such damage.

Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or to be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

Land reclamation requirements for our exploration properties may be burdensome.

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance. Reclamation may include requirements to:

  treat ground and surface water to drinking water standards;

  control dispersion of potentially deleterious effluents; and

  reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with exploration, potential development and production activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. In addition, regulatory changes could increase our obligations to perform reclamation and mine closing activities. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Title and other rights to our properties may be subject to challenge.

We cannot provide assurance that title to our properties will not be challenged. We own mineral claims which constitute our property holdings. We may not have, or may not be able to obtain, all necessary surface rights to develop a property. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained a secure claim to individual mining properties may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We have not conducted surveys of all of the claims in which we hold direct or indirect interests. A successful claim contesting our title to a property will cause us to lose our rights to explore and, if warranted, develop that property or undertake or continue production thereon. This could result in our not being compensated for our prior expenditures relating to the property. In addition, our ability to continue to explore and develop the property may be subject to agreements with other third parties including agreements with native corporations and first nations groups, for instance, the lands at the Upper Kobuk Mineral Projects are subject to NANA Agreement (as more particularly described under “History of NovaCopper –Agreement with NANA Regional Corporation”).

Risks inherent in acquisitions of new properties.

We may actively pursue the acquisition of exploration, development and production assets consistent with our acquisition and growth strategy. From time to time, we may also acquire securities of or other interests in companies with respect to which we may enter into acquisitions or other transactions. Acquisition transactions involve inherent risks, including but not limited to:

  accurately assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

  ability to achieve identified and anticipated operating and financial synergies;

  unanticipated costs;

  diversion of management attention from existing business;

  potential loss of our key employees or key employees of any business acquired;

  unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition;

  decline in the value of acquired properties, companies or securities;

  assimilating the operations of an acquired business or property in a timely and efficient manner;

  maintaining our financial and strategic focus while integrating the acquired business or property;

  implementing uniform standards, controls, procedures and policies at the acquired business, as appropriate; and

  to the extent that we make an acquisition outside of markets in which it has previously operated, conducting and managing operations in a new operating environment.

Acquiring additional businesses or properties could place increased pressure on our cash flow if such acquisitions involve a cash consideration. The integration of our existing operations with any acquired business will require significant expenditures of time, attention and funds. Achievement of the benefits expected from consolidation would require us to incur significant costs in connection with, among other things, implementing financial and planning systems. We may not be able to integrate the operations of a recently acquired business or restructure our previously existing business operations without encountering difficulties and delays. In addition, this integration may require significant attention from our management team, which may detract attention from our day-to-day operations. Over the short-term, difficulties associated with integration could have a material adverse effect on our business, operating results, financial condition and the price of NovaCopper Shares. In addition, the acquisition of mineral properties may subject us to unforeseen liabilities, including environmental liabilities, which could have a material adverse effect on us. There can be no assurance that any future acquisitions will be successfully integrated into our existing operations.

Any one or more of these factors or other risks could cause us not to realize the anticipated benefits of an acquisition of properties or companies, and could have a material adverse effect on our financial condition.

High metal prices in recent years have encouraged increased mining exploration, development and construction activity, which has increased demand for, and cost of, exploration, development and construction services and equipment.

The relative strength of metal prices in recent years has encouraged increases in mining exploration, development and construction activities around the world, which has resulted in increased demand for, and cost of, exploration, development and construction services and equipment. While recent market conditions have had a moderating effect on the costs of such services and equipment, increases in such costs may continue with the resumption of an upward trend in metal prices. Increased demand for and cost of services and equipment could result in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and may cause scheduling difficulties due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development and/or construction costs.

We face industry competition in the acquisition of exploration properties and the recruitment and retention of qualified personnel.

We compete with other exploration and producing companies, many of which are better capitalized, have greater financial resources, operational experience and technical capabilities or are further advanced in their development or are significantly larger and have access to greater mineral reserves, for the acquisition of mineral claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees and other personnel. If we require and are unsuccessful in acquiring additional mineral properties or in recruiting and retaining qualified personnel, we will not be able to grow at the rate we desire, or at all.

We may experience difficulty attracting and retaining qualified management and technical personnel to grow our business.

We are dependent on the services of key executives and other highly skilled and experienced personnel to advance our corporate objectives as well as the identification of new opportunities for growth and funding. Mr. Van Nieuwenhuyse, Ms. Sanders, and Mr. Piekenbrock are currently our only executive officers. It will be necessary for us to recruit additional skilled and experienced executives. Our inability to do so, or the loss of any of these persons or our inability to attract and retain suitable replacements for them, or additional highly skilled employees required for our activities, would have a material adverse effect on our business and financial condition.

Some of our directors and officers have conflicts of interest as a result of their involvement with other natural resource companies.

Certain of our directors and officers also serve as directors or officers, or have significant shareholdings in, other companies involved in natural resource exploration and development or mining-related activities, including, in particular, NovaGold. To the extent that such other companies may participate in ventures in which we may participate in, or in ventures which we may seek to participate in, our directors and officers may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In all cases where our directors and officers have an interest in other companies, such other companies may also compete with us for the acquisition of mineral property investments. Such conflicts of our directors and officers may result in a material and adverse effect on our profitability, results of operation and financial condition. As a result of these conflicts of interest, we may miss the opportunity to participate in certain transactions, which may have a material adverse effect on our financial position.

In the future we may be subject to legal proceedings.

Due to the nature of our business, we may be subject to numerous regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business.

Our largest shareholder has significant influence on us and may also affect the market price and liquidity of the Securities.

Electrum is our single largest shareholder, controlling approximately 26.7% of the outstanding voting securities. Accordingly, Electrum will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless significant participation of other shareholders takes place in such shareholder meetings, Electrum may be able to approve such matters itself. The concentration of ownership of the shares by Electrum may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for securities. If Electrum sells a substantial number of shares in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

Global climate change is an international concern, and could impact our ability to conduct future operations.

Global climate change is an international issue and receives an enormous amount of publicity. We would expect that the imposition of international treaties or U.S. or Canadian federal, state, provincial or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gasses could affect the feasibility of our mining projects and increase our operating costs.

Adverse publicity from non-governmental organizations could have a material adverse effect on us.

There is an increasing level of public concern relating to the effect of mining production on our surroundings, communities and environment. Non-governmental organizations (“NGOs”), some of which oppose resource development, are often vocal critics of the mining industry. While we seek to operate in a socially responsible manner, adverse publicity generated by such NGOs related to extractive industries, or our operations specifically, could have an adverse effect on our reputation and financial condition or our relationship with the communities in which we operate.

We may fail to achieve and maintain the adequacy of our internal control over financial reporting as per the requirements of the Sarbanes-Oxley Act.

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of SOX. It requires an annual assessment by management of the effectiveness of our internal control over financial reporting and an attestation report by our independent auditors addressing this assessment. We may in the future fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, and we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of SOX. Our failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our Common Shares. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Future acquisitions of companies may provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure control and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws currently applicable to us.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of United States and Canadian governmental and self-regulated organizations, including the SEC, the Canadian Securities Administrators, the NYSE MKT, the TSX, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which resulted in the SEC adopting rules that will require us to disclose on an annual basis, beginning in 2014, certain payments made by us, our subsidiaries or entities we control, to the U.S. government and foreign governments, including sub-national governments. Our efforts to comply with the Dodd-Frank act, the rules and regulations promulgated thereunder, and other new rules and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Future sales or issuances of equity securities could decrease the value of any existing Common Shares, dilute investors’ voting power and reduce our earnings per share.

We may sell additional equity securities (including through the sale of securities convertible into common shares) and may issue additional equity securities to finance our operations, exploration, development, acquisitions or other projects. We are authorized to issue an unlimited number of Common Shares. We cannot predict the size of future sales and issuances of equity securities or the effect, if any, that future sales and issuances of equity securities will have on the market price of the common shares. Sales or issuances of a substantial number of equity securities, or the perception that such sales could occur, may adversely affect prevailing market prices for the Common Shares. With any additional sale or issuance of equity securities, investors will suffer dilution of their voting power and may experience dilution in our earnings per share.

Our Common Shares are subject to various factors that have historically made share prices volatile.

The market price of our common shares may be subject to large fluctuations, which may result in losses to investors. The market price of the Common Shares may increase or decrease in response to a number of events and factors, including: our operating performance and the performance of competitors and other similar companies; volatility in metal prices; the arrival or departure of key personnel; the number of Common Shares to be publicly traded after an offering; the public’s reaction to our press releases, material change reports, other public announcements and our filings with the various securities regulatory authorities; changes in earnings estimates or recommendations by research analysts who track the Common Shares or the shares of other companies in the resource sector; changes in general economic and/or political conditions; acquisitions, strategic alliances or joint ventures involving us or our competitors; and the factors listed under the heading “Cautionary Statement Regarding Forward-Looking Information”.

The market price of the Common Shares may be affected by many other variables which are not directly related to our success and are, therefore, not within our control, including other developments that affect the market for all resource sector securities, the breadth of the public market for the Common Shares and the attractiveness of alternative investments.

We do not intend to pay any cash dividends in the foreseeable future.

We have not declared or paid any dividends on our Common Shares. We intend to retain future earnings, if any, to finance the growth and development of our business and do not intend to pay cash dividends on the Common Shares in the foreseeable future. Any return on an investment in the Common Shares will come from the appreciation, if any, in the value of the Common Shares. The payment of future cash dividends, if any, will be reviewed periodically by the Board and will depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions and other factors.

We may be a “passive foreign investment company” in future periods, which may have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the year ending November 30, 2012 but may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” election (“QEF Election”) or a “mark-to-market” election. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to its shareholders. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following descriptions summarize selected information about our Upper Kobuk Mineral Projects, which are located in the Ambler mining district of Alaska and include the Arctic Project and the Bornite Project. All of the Upper Kobuk Mineral Projects are without known reserves, as defined under SEC Industry Guide 7, and all proposed programs for the properties are exploratory in nature.

Arctic Project, Ambler District, Alaska

Arctic – Technical Report

Except with respect to the land size disclosure and the disclosure regarding the number of claims (which were both increased subsequent to the effective date of the PEA), and the information under the heading “Arctic Project – Current Activities”, or as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from, and in some instances is an extract from, the technical report titled “NI 43-101 Preliminary Economic Assessment, Ambler Project, Kobuk, AK” dated effective February 1, 2012 prepared by Neil Rigby, PhD, CEng, MIMM, Russ White, P. Geo., Jeffrey Volk, MSc, CPG, FAusIMM, Terry Braun, P.E., M.S. and Eric J. Olin, MSc, MBA, RM-SME all of whom work for SRK Consulting (U.S.), Inc. (“SRK”), and all of whom are Qualified Persons as defined in NI 43-101. Scott Petsel, P. Geo, an employee to the Company and a Qualified Person as defined in NI 43-101, approved the scientific and technical information under the heading “Arctic Project –Current Activities,” and the land size disclosure and the disclosure regarding the number of claims for the Ambler lands. The information regarding the Arctic Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the PEA which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Arctic Project - Overview

The Ambler lands comprises 112,946 acres (45,708 hectares) of State of Alaska mining claims and Federal patented mining claims located in the Ambler mining district, in the southern Brooks Range of Northwest Alaska at geographic coordinates N67.17º latitude and W156.38º longitude, within which VMS mineralization can be found. The current size of the Ambler lands are approximately 65km long x 8km wide and comprises a total of 45,708 hectares.

Exploration on the Arctic Project was intermittent between discovery in 1965 and 1998. From 1998 until 2003, there was no work performed on the Arctic Project. An exploration agreement was signed on March 22, 2004, as amended, between Kennecott Arctic Company and NovaGold under which NovaGold had the ability to earn a 51% interest in the Ambler lands. Since 2004, NovaGold has been performing project level and regional mapping, drilling, geophysics and geochemical surveys.

Under a purchase agreement dated December 18, 2009 between NovaGold, its wholly-owned subsidiary Alaska Gold Company and Kennecott Exploration Company and Kennecott Arctic Company (collectively, “Kennecott”) NovaGold agreed to pay Kennecott a total purchase price of $29 million for a 100% interest in the Ambler lands, to be paid as to: $5 million by the issuance of 931,098 NovaGold common shares and two instalments of $12 million in cash each, due 12 months and 24 months, respectively, from the closing date on January 7, 2010. Kennecott retained a security interest in the Ambler lands to secure these cash payments. The NovaGold shares were issued in January 2010, the first $12 million payment was made on January 7, 2011 and the second $12 million payment was made early on August 5, 2011 and Kennecott released its security interest. Kennecott retained a 1% net smelter royalty that it had subsequently sold to a third party that is purchasable by the Company at any time for a one-time payment of $10 million.

The Ambler lands host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic deposit, which was the focus of the PEA. The Arctic deposit is currently estimated at 19.4 million tonnes of indicated mineral resources grading 4.05% Cu, 5.81 % Zn, 0.97% Pb, 0.80g/t Au and 59.55 g/t Ag and 11.4 million tonnes of inferred mineral resources grading 3.47% Cu, 4.84% Zn, 0.80% Pb, 0.64g/t Au and 46.75g/t Ag.

Based on the PEA, mining of the Arctic Project is envisioned as an underground operation processing up to 4,000 tonnes of material per day. The current estimated resource base of 19.4 million tonnes of indicated mineral resources and 11.4 million tonnes of inferred mineral resources support a 25-year mine life. The mine is anticipated to produce three concentrates: a copper concentrate with gold byproduct, a lead concentrate with silver and gold byproducts and a zinc concentrate with silver byproduct, with copper cash costs, net of byproducts at long-term metal prices estimated at $0.89/lb copper. Average annual payable metal production is forecast at 69 million pounds of copper, 80 million pounds of zinc, 12 million pounds of lead, 11,000 ounces of gold and 899,000 ounces of silver. Life-of-mine (“LOM”) payable metal production is estimated at approximately 1.7 billion pounds of copper, 2.0 billion pounds of zinc, 312 million pounds of lead, 267,000 ounces of gold and 22 million ounces of silver. The production schedule is based on processing average-grade material through the life of the operation of a total of 29.9 million tonnes, with potential upside to be obtained by mining higher-grade ore during the early years of the project.

Start-up capital is estimated at $262 million including a 25% contingency of $52 million which is envisioned as a three year construction period. Sustaining capital of $134 million comprises primarily underground development, equipment and tailings dam expansion throughout the mine life and includes a contingency of $34 million. The total LOM capital cost estimate is $430 million, which is considered accurate to ±30%.

Arctic Project cash costs, defined as the sum of total operating, freight, marketing, and royalty costs, are estimated at $132/t milled. Operating costs include mining and processing costs estimated at $48.6/t milled and $29.6/t milled, respectively. Operating costs include annual payments of $15 million for 20 years beginning in the sixth year of mine operations to the State of Alaska for road access as more fully discussed below.

Using base case metal prices of $2.50/lb copper, $1.05/lb zinc, $1.00/lb lead, $1,100/oz gold and $20/oz silver, project value on a post-tax basis (NPV8%) is $533 million with an IRR of 26%. Post-tax cash flow is estimated at $1.7 billion, with full payback occurring in year three of operations using base case metal prices. A one percent change of discount rate was evaluated.

Because of the remote location of the Arctic Project, infrastructure, specifically transport of material and personnel to and from the Arctic Project and power, are the largest cost items. There is no developed surface access to the Arctic Project area and no power infrastructure near the Arctic Project area.

Infrastructure required for the project includes building and upgrading an access road connecting the mine site to the village of Kobuk, camp accommodations, administration and maintenance facilities, the mine and plant site area, the tailings facility and diesel power generation. Due to the remote location of the project, primary access is currently by air using both fixed wing aircraft and helicopters. SRK examined various alternatives for improved access to the project area and transport of materials. Of these alternatives, access to the project is proposed to be via a road approximately 340 kilometers (211 miles) long extending west from the Dalton Highway along generally level terrain to the village of Kobuk, where it would connect with existing roads to the proposed project area. We have had constructive discussions with the State of Alaska regarding the concept of a public/private partnership for construction and operation of the road. For the PEA, SRK has assumed that the road would be designed and constructed by the State of Alaska. We would then reimburse the State on an agreed-upon basis over the operating life of the mine. A similar arrangement exists between the State and the Red Dog mine in northwest Alaska for its road and port facility. For the purposes of the PEA, SRK assumed that we would pay to the State of Alaska an annual fee of $15 million for 20 years beginning in the sixth year of mine operations.

Arctic Project - Property Description and Location

The Arctic Project is located in the Ambler mining district (Figure 1), in the southern Brooks Range of Northwest Alaska at geographic coordinates N67.17º latitude and W156.38º longitude. Work is performed at the site using Universal Transverse Mercator (“UTM”) North American Datum (“NAD”) 1927 Zone 4. The center of the Ambler lands area is 263km east of the town of Kotzebue, 29km north of the village of Kobuk, 260km west of the Dalton Highway and 480km northwest of Fairbanks. The current size of the Ambler lands are approximately 65km long x 8km wide and comprises a total of 45,348 ha.

Figure 1: Regional Location Map

The Ambler lands comprise 45,708 ha (112,946 acres) of State of Alaska mining claims and Federal patented mining claims in the Kotzebue Recording District. The Ambler land tenure consists of 1,356 contiguous State of Alaska claims, including 875 40-acre State claims, 481 160-acre State claims, and two US Mineral Surveys comprising 272 acres of Federal patented land. Rent for each Alaska State claim is paid annually to the Alaska Department of Natural Resources. The Federal patented claim corners at the Ambler lands were located by U.S. Government Surveys (“USGS”). There are no annual fees or other holding costs for the Federal patented mining claims. The Arctic deposit is located near the southern edge of the center of the claim block. Mineralization is interpreted to extend west and east and potentially north of the Arctic deposit and is covered by our claims in these directions.

In 1971, the United States Congress passed the ANCSA which settled land and financial claims made by the Alaska Natives and provided for the establishment of 13 regional corporations to administer those claims. These are known as the Alaska Native Regional Corporations. One of these 13 regional corporations is NANA. Lands controlled by NANA bound a portion of the southern border of the claim block. In addition, the northern property border is within 25km of national park lands.

Figure 2: Prospect Location Map

To date, the Ambler mining district has been the subject of various early stage exploration programs. However, there has been no actual mine development or production within the Arctic Project area boundaries, and therefore no known mine workings or mill tailings are present on the property. In addition, there are no indications of any known environmental impairment or enforcement actions associated with NovaGold’s and our activities on the Arctic Project to date. Prior to approximately 1987, Bear Creek Mining Company (“BCMC”) was the exploration subsidiary of Kennecott.

Various permits are required during the exploration phase of the Arctic Project. The permit for exploration on the property, the State of Alaska Annual Hardrock Exploration Permit, is initially obtained and thereafter renewed annually through the Alaska Department of Natural Resources – State Division of Mining, Land and Water (“Alaska DNR”). We hold a current exploration permit in good standing with the Alaska DNR, and have (along with NovaGold) done so each year since 2004. In addition, since the property is situated within the Northwest Arctic Borough, a Title 9 permit is required for specified exploration activities.

A number of statutory reports and payments are required to maintain the claims in good standing on annual basis. Additional permits will be necessary to carry out environmental baseline studies, detailed engineering studies and other activities as the Arctic deposit moves closer to development.

The Arctic Project will require multiple permits from regulatory agencies and other entities at the Federal, State and local (Borough) levels. As a result of the remoteness of the Arctic Project and the lack of existing infrastructure, it is likely that a significant permitting effort will also be a part of the development of support infrastructure. Due to the preliminary stages of the Arctic Project, it is difficult to assess what specific permitting requirements will ultimately apply to the Arctic Project.

Arctic Project - Accessibility, Climate, Local Resources, Infrastructure and Physiography

Accessibility is one of the most significant challenges of developing the Arctic Project. Currently the project has no access infrastructure. Numerous past studies have demonstrated that access infrastructure will be required to make this a viable project.

There is no developed surface access to the Ambler mining district. Primary access is by air using both fixed wing aircraft and helicopters. There are four well maintained, 1,524m-long gravel airstrips capable of accommodating charter aircraft. From the Arctic Project, these airstrips are located 66km west at Ambler, 46km southwest at Shungnak, 36km southwest at Kobuk and 32km southwest at Dahl Creek. Additionally, there is a smaller and lesser-maintained dirt airstrip near the Bornite deposit. From these points of fixed wing access, helicopter use is required to access the Arctic Project site and transport personnel, equipment and supplies. A one-lane dirt track suitable for high-clearance vehicles or construction equipment links the project site to the Dahl Creek Camp. River access to Ambler, Shungnak and Kobuk by barge is occasionally possible via the Kobuk River from Kotzebue Sound via Hotham Inlet. High water during seasonal runoff is necessary for successful navigation of this route since the Kobuk River is commonly shallow and impassible upstream of the village of Ambler. The village of Kobuk is located 36km away and is accessible by fixed wing aircraft.

The climate in the Ambler mining district is typical of a sub-arctic environment. The exploration season for the Arctic Project is from late May until late September. Weather conditions change suddenly during the field season and can be vary significantly from year to year. During this time period average high temperatures range from 4 to 18°C, while average lows range from -2 to 10°C. Record high and low temperatures during these months are 29 and -17°C, respectively. Extended sunlight in late May and early June accelerates melting of the winter snow pack on the property. By late September or early October, poor weather prohibits safe helicopter travel to the property. Heavy rains and snow are also possible in August. The winter is long and cold and the property is typically blanketed by snow and ice. During this time, snow cover allows for increased access to the property by snow machine, track vehicle or by fixed wing aircraft. Winter temperatures are routinely below -28°C and can exceed -51°C. Annual precipitation in the region is roughly 546.1mm with the most rainfall occurring from July through October and the most snowfall occurring from December through April.

The Arctic Project is located along the south side of the Brooks Range, one of the longest mountain ranges in Alaska. The Brooks Range separates the arctic region from the Alaskan interior. The Arctic Project is located on the east side of Subarctic Creek straddling a 970m ridge between Subarctic Creek and the Kogoluktuk River Valley. Subarctic Creek is a tributary of the Shungnak River. The Arctic Project area is marked by steep and rugged terrain with extreme topographic relief. Elevations range from 30m above mean sea level (“amsl”) at Ambler along the Kobuk River to 1,180m amsl on the peak immediately north of the Arctic Project area. The divide between the Shungnak and Kogoluktuk Rivers in the Ambler Lowlands is just 220m amsl. Nearby surface water includes Subarctic Creek, the Shungnak and Kogoluktuk Rivers, the Kobuk River, and numerous small lakes. The Kobuk Valley marks the transition zone between boreal forest and arctic tundra. Spruce, birch and poplar are found in better-drained portions of the valley, with lichen and moss covering the ground. Willow and alder thickets as well as isolated cottonwoods follow drainages, and alpine tundra are found on the higher slopes and ridges. Tussock tundra and low, heath-type vegetation covers most of the flat floor of the valley. Permafrost is a layer of soil at variable depths beneath the surface where the temperature has been below freezing continuously from a few to several thousands of years. Permafrost exists where summer heating fails to penetrate to the base of the layer of frozen ground and occurs in most of the northern third of Alaska as well as in discontinuous or isolated patches in the central portion of the State.

Because of the remote location of the Arctic Project, infrastructure, specifically transport of material and personnel to and from the Arctic Project and power, are the largest cost items. There is no developed surface access to the Arctic Project area and no power infrastructure near the Arctic Project area. SRK examined various methods for accessing the Arctic Project and transporting materials. Of these various methods, the PEA focuses on the use of a new road to the Dalton Highway.

The proposed access road alignment is shown in Figure 3. The length of the proposed road is approximately 340km (211 miles). It extends west from the Dalton Highway along generally level terrain to the village of Kobuk where it would connect with existing roads to Bornite and the proposed mine area. The road alignment is consistent with alignments that the Alaska Department of Transportation (“ADOT”) has previously considered to access the Ambler district as well as all of the western coast of Alaska. ADOT is currently undertaking a major planning study to further define access options, including detailed road alignment and engineering evaluations, for the Ambler district. We assume that the proposed access road would be constructed and operated by the State of Alaska or a partnership created by the State of Alaska. As such, the PEA assumes that the State of Alaska would construct and maintain the road and that we would be required to pay annual fees.

Figure 3: Proposed Ambler Road

The PEA assumes the use of two existing airports versus constructing and maintaining a dedicated airstrip. These are the Dahl Creek airport and the Kobuk airport, both are located southwest of the Arctic Project at 32km and 36km, respectively. Each has a maintained gravel runway suitable for personnel and cargo charter aircraft.

Currently, electrical power in the region is produced by local diesel generators as well as small wind generators in communities where wind power can be economically harnessed. There are no interconnections with other power grids in the State of Alaska. SRK estimates that a mine complex at the Arctic deposit will require 10.2MW capacity for a nominal 4,000t/d operation. This capacity estimate is sufficient to meet the combined demand from the mine and process facilities, the support infrastructure, and the man-camp. The PEA assumes the site will generate all its power needs by using diesel generators.

Water supply for consumptive uses is assumed to be available both from groundwater and surface water and that its quality is acceptable.

The transport of mine concentrates is to occur direct from the Arctic deposit site in bulk form using container boxes hauled on tractor-trailers; therefore the infrastructure requirements set out in the PEA incorporates a container loading facility as well as a truck staging and maintenance facility in a single structure. From here, the over-the-highway trucks will be loaded with filled containers, weighed and then driven to a rail site at Fairbanks using the proposed Ambler road and the existing Dalton Highway. An off-site support facility is planned at the Pump Station 5 intersect which includes a dormitory for rest and a light maintenance facility to handle unforeseen issues with the tractor-trailers. Once in Fairbanks the concentrate-laden containers will be off-loaded from the trucks and loaded onto rail for transport to the nearest shipping port and subsequently to the contracted smelter.

In addition to the previously mentioned truck staging facility, the preliminary mine design for the Arctic deposit in the PEA includes: the full assortment of support facilities including an administration building/offices, dry, laboratory, first aid clinic, lunch room, training room, process plant maintenance shop, warehouse and the mill building; a power station in its own dedicated facility located in close proximity to the fuel depot area; an underground main mine shop; a mill and tailings disposal at the head of Subarctic Creek; and underground waste disposal facilities will be adjacent to the camp. Camp facilities will accommodate at least 200 people at one time, including sleeping quarters, lavatories, a dining facility and recreational facilities are also included in the preliminary design. Additionally, Pump Station 5 facilities include a dormitory to facilitate the personnel located at this off-site location along with the passing truck drivers.

The total personnel requirements are estimated to be 420 workers. These labor requirements are comprised of approximately 250 mineworkers, 110 process staff and 60 infrastructure related workers. This figure includes the off-site personnel at Pump Station 5, but excludes any contract workers such as truck drivers or campsite support labor. Typically, the mine site crews will change on a standard fly-in-fly-out work schedule unless they normally live in the regional villages and towns.

Arctic Project - History

BCMC conducted regional exploration of the Cosmos Hills and the southern Brooks Range while drilling extensively at Bornite. Stream silts sampling in 1963 revealed a 1,400ppm Cu anomaly in Arctic Creek. This anomaly contributed to discoveries of massive sulfide at Arctic and Dead Creeks in 1965. In 1966 and 1967, BCMC drilled eight core holes at Dead Creek, also intercepting massive sulfide. Structural complexities at Dead Creek hindered progress and BCMC focused on the Arctic Creek area. In 1967, eight core holes were drilled at Arctic Creek yielding impressive massive sulfide intercepts over a strike length of 460m. This successful program resulted in the continuation of drilling over the next several seasons at the Arctic Project. BCMC intermittently conducted exploration programs on the Arctic Project from August 1967 to 1998. Over that span, 92 holes were drilled at the Arctic Project, including 14 large diameter metallurgical holes, totaling 17,572m. No drilling or additional exploration on the Arctic Project was conducted between 1998 and 2003.

In addition to drilling on the Arctic Project, BCMC continued their exploration of other prospects in the Ambler district. Competing companies, including Sunshine Mining Company, Anaconda, Noranda, Teck Cominco, Resource Associates of Alaska, Watts, Griffis and McOuat Ltd. (“WGM”), and Houston Oil and Minerals Company, entered into a claim staking war in the Ambler mining district in the early 1970’s. District exploration by Sunshine Mining Company and others resulted in two substantial discoveries, the Sun deposit located 60km east of the Arctic deposit and the Smucker deposit located 40km west of the Arctic deposit. District exploration continued until the early 1980s on the four larger deposits (Arctic, Bornite, Smucker and Sun) as well as many lesser-defined prospects within the district, including Sunshine Creek, CS, Bud, Horse Creek, Cliff, Dead Creek, Kogo, Red, BT and Tom Tom.

In the 1990s, Kennecott Minerals, the successor of BCMC, began to re-evaluate the Arctic deposit. This included a review of the deposit geology and the assembly of a computer database. A new computer-generated block model was constructed and an updated resource was estimated from the block model. The result is outlined in Table 1 Historical Resource Estimate – 1990, below. Although believed by our management to have been relevant and reliable, this historical resource estimate predates the development of NI 43-101 reporting guidelines, was not estimated in compliance with NI 43-101 procedures and should not be relied on.

Arctic Project - Historical Metallurgical Testwork

The first three metallurgical test campaigns performed on the Arctic deposit mineralized material were conducted at the Kennecott Research Center between 1968 and 1976. The focus was on selective flotation to provide separate copper, lead and zinc concentrates for conventional smelting.

The initial amenability testing was carried out in 1968 on individual samples and their composites made from cores from eight diamond drillholes. Core drilled prior to 1998 was drilled using NQ- and BQ-sized strings. An additional four samples were obtained from three holes and tested in 1972. Laboratory scale bench tests included a conventional selective flotation approach to produce three separate (copper, lead and zinc) concentrates. The major problems encountered were:

  Difficult copper-lead separation; and

  Zinc deportment to the copper and the lead concentrates.

The highest-grade copper concentrate contained over 30% Cu, 2 to 3% Zn and less than 1% Pb, but at a low copper recovery of less than 80%. The lead concentrate was low-grade 17 to 36% Pb and assayed 5 to 25% Cu. The subsequent sphalerite flotation was generally efficient. The zinc concentrate grade was 55% and the zinc recovery up to 70%, depending on how much zinc floated in the preceding copper and lead flotation. Silver generally followed galena.

During 1975, large diameter cores from 14 drillholes were used for more detailed testing to develop the concentrator flowsheet and process parameters. Two composites were prepared: No.1 (Eastern zone) and No.2 (Western zone). Most of the test work was conducted on the composite No.1, which represented 75% of the resources. The test program included mineralogical examinations, bench scale testing of various process parameters for each selective flotation step and locked cycle tests. Complete analyses were done on a number of concentrates to identify potential impurities. Preliminary tests for bulk flotation of all sulfides were also carried out.

A 1976 conceptual study for the selection of the metallurgical process for the Arctic deposit established that the Kennecott Sulfide Process could be developed as an economic hydro metallurgical alternative to smelting. Bulk concentrate could be amenable for processing with this novel technology.

Historical testing showed that a clear separation of various sulfide minerals is difficult because of fine interlocking of mineral grains. It showed that the economically most important minerals, chalcopyrite and sphalerite, could be recovered into selective copper and zinc concentrates with commercial concentrate grades and good recoveries. Lead and precious metals easily reported to the copper concentrate. The production of a selective high-grade lead concentrate was not successful. Only a low-grade, silver-bearing lead concentrate (17 to 36% Pb) was obtained, containing high amounts of iron, copper and zinc. Generally, the copper concentrate grade and recovery depended on the amounts of lead and zinc prevented from floating during copper flotation and cleaning. Production of two selective copper and zinc concentrates could be confidently projected, although additional testing would be required to optimize the flow sheet and all process parameters.

Silver was mainly associated with galena. The highest silver recovery to copper concentrate was achieved when lead was recovered as well. If galena was rejected from the copper concentrate, 20 to 40% of the silver, associated with tetrahedrite and tennantite, remained in the copper concentrate.

Gold assaying was very sporadic during the three test campaigns and was not provided. It was noted, however, that at least 70% of the gold reported to the copper concentrate, although not enough testing was performed to predict gold recovery.

Arctic Project - Historical Drilling

Between 1967 to July 1985, 86 holes were drilled (including 14 large diameter metallurgical test holes) totaling 16,080m. In 1998, Kennecott drilled six core holes totaling 1,492m in the Arctic deposit to test for extensions of the known resource, and to test for grade and thickness continuity. Drilling for all BCMC/Kennecott campaigns in the Arctic deposit area (1966–1998) totals 92 core holes for a combined 17,572m.

No drilling was performed on the project between 1998 and 2003. NovaGold took control of the project in 2004. The 2004–2006 and 2008 drill programs conducted by NovaGold are described under the heading “Arctic Project – Drilling”.

Arctic Project - Historical Geophysics

In 1998, an airborne geophysical survey of the entire claim block generated numerous electromagnetic anomalies. Additional geophysical surveys have been performed by NovaGold and are discussed under the heading “Arctic Project – Exploration”.

Arctic Project - Historical Resource Estimates

A resource estimate was performed on the Arctic deposit by Kennecott based on 70 holes. This resource estimate was performed in 1990 and is summarized in Table 1. This estimate is considered to be that of an inferred resource. Although believed by our management to be relevant and reliable, this historical resource estimate predates the development of NI 43-101 reporting guidelines, was not estimated in compliance with NI 43-101 procedures and should not be relied on. See “Cautionary Note to United States Investors.”

Table 1: Historical Resource Estimate - 1990

Classification	Tonnes (kt)	Cu%	Zn%	Pb%	Ag g/t	Au s/t
Inferred	36,300	4.0	5.5	0.8	54.9	0.7

Arctic Project - Geologic Setting

Regional Geology

The Ambler district occurs within an east–west trending zone of Devonian to Jurassic age submarine volcanic and sedimentary rocks. VMS deposits and prospects are hosted in the Middle Devonian to Early Mississippian age Ambler Sequence, a group of metamorphosed bimodal volcanic rocks with interbedded tuffaceous, graphitic and calcareous volcanoclastic metasediments. The Ambler Sequence occurs in the upper part of the Anirak Schist, the thickest member of the Coldfoot subterrane. VMS mineralization can be found along the entire 110km strike length of the district. Hitzman notes that the 1,980m-thick Devonian age section of the Cosmos Hills, which includes the 915m-thick Bornite Carbonate Sequence, is equivalent in age to the Anirak Schist and was mineralized during the Ambler mineralizing event.

The Ambler district is characterized by a series of east–west trending belts of rocks of increasing metamorphic grade northward across the strike of the units. The structure of the district is isoclinally folded in the northern area and thrust faulted in the southern half. The Devonian to Mississippian age Angayucham basalt and the Triassic to Jurassic age mafic volcanic rocks are in low-angle thrust contact with various units of the Coldfoot subterrane along the northern edge of the Ambler Lowlands.

District/Property Geology

Rocks that form the Ambler schist belt consist of a lithologically diverse sequence of lower Paleozoic possibly Devonian age carbonate and siliciclastic strata with interlayered mafic lava flows and sills. The clastic strata, derived from terrigenous continental and volcanic sources, were deposited primarily by mass-gravity flow into the sub-wavebase environment of an extending marginal basin.

Our work shows that the Ambler sequence underwent two periods of intense, penetrative deformation. Sustained upper greenschist-facies metamorphism with coincident formation of a penetrative schistosity and isoclinal transposition of bedding marks the first deformation period. Pervasive similar-style folds on all scales deform the transposed bedding and schistosity, defining the subsequent event. At least two later non-penetrative compressional events deform these earlier fabrics. Our observations of the structural and metamorphic history of the Ambler district are consistent with current tectonic evolution models for the schist belt, based on the work of others elsewhere in southern Brooks Range.

The local base of the Ambler section consists of variably metamorphosed carbonates historically referred to as the Gnurgle Gneiss. We interpret these strata as calc-turbidites, perhaps deposited in a sub-wavebase environment adjacent to a carbonate bank. Calcareous schists overlie the Gnurgle Gneiss and host sporadically distributed mafic sills and pillowed lavas. These fine-grained clastic strata indicate a progressively quieter depositional environment up section, and the presence of pillowed lavas indicates a rifting, basinal environment. The overlying Arctic-sulfide host section consists mostly of fine-grained carbonaceous siliciclastics and indicates further isolation from a terrigenous source terrain. The section above the Arctic host contains voluminous reworked silicic volcanic strata with the Button Schist at its base. The paucity of volcanically derived strata below the Arctic host section and abundance above indicates that the basin and surrounding hinterlands underwent major tectonic reorganization during deposition of the Arctic section. Greywacke sands that we interpret as channeled high-energy turbidites occur throughout the section but concentrate high in the local stratigraphy.

Three mineralized horizons comprise the Arctic deposit: the Main Sulfide Horizon, the Upper South Horizon and the Warm Springs Horizon. The Main Sulfide Horizon is further subdivided into three zones: the southeast zone, the central zone and the northwest zone. Previous deposit modeling was grade-based resulting in numerous individual mineralized zones representing relatively thin sulfide horizons.

Work from the 2004 campaign suggests that mineralization at the Arctic deposit can be explained using two locally folded and refolded mineralized horizons. The primary exception is in the area of Warm Springs and east of Warm Springs where mineralization occurs stratigraphically higher than anticipated using this model. Thrust faulting may have an effect on massive sulfide horizon geometry in this area.

Five lithologic groups and/or types found within the Arctic Project area include:

  Metarhyolite: Includes the Button Schist, which is described as a porphyroblastic quartz feldspar porphyry. It also includes a variety of less porphyroblastic felsic schists considered as metamorphosed rhyolitic volcaniclastic and tuffaceous rocks. Members of this group occur both stratigraphically above and below the main mineralized sequence at the Arctic deposit. These units have been interpreted as separate metavolcanics, though similarities occur between the basal Button Schist and the uppermost units;

  Quartz Mica Schist: Locally contains varying proportions of carbonate, chlorite, graphite and feldspar. Protolith for these rocks may have been tuffaceous sediments, volcaniclastics and dirty carbonates;

  Talc Schist: Highly talc chlorite altered products of metavolcanic or graphitic schist units with talc in excess of 30%. Original texture often destroyed by alteration;

  Graphitic Schist: Dark grey to black, fissile, well-foliated quartz-banded schist found throughout the deposit; and

  Base-Metal, Sulfide-Bearing Schist: This is the mineralized lithology at the Arctic deposit. These contain highly-altered schists containing varying amounts of talc, chlorite, barite, quartz, muscovite, carbonate and massive, relatively non- schistose zones.

Studies in 2004 suggest the base-metal, sulfide-bearing schist is more a product of alteration than primary lithology and, as a result, should be included in the quartz mica schist group.

The three main zones of hydrothermal alteration occurring at the Arctic Project have been defined as:

  A main chloritic zone occurring within the footwall of the deposit consisting of phengite and magnesium-chlorite;

  A mixed alteration zone occurring below and lateral to sulfide mineralization consisting of phengite and phlogopite along with talc, calcite, dolomite and quartz; and

  A pyritic zone overlying the sulfide mineralization.

Talc has been recognized as a significant component of the mineralized assemblage at the Arctic deposit. Distribution is poorly understood at present though logging observations would suggest that the core of the antiform opening to the east or the footwall of the mineralized horizon has increased quantities. Along the mineralized horizon itself the upper limb of the antiform to the east appears to have the greatest quantity of talc and might in part be a guide to the fluid feeder of the system. Quantitative determinations of talc based on visual logging are extremely difficult due to the light green foliated texture of the talc which is difficult to discern from chlorite and muscovite species. Logging estimates are often based more on tactile characteristics of the core than visual characteristics.

Based on this discussion, talc has been very conservatively estimated at 20% throughout the deposit. With some detailed work further defining mineral assemblages specifically solid solution relationships in chlorites and carbonates, CO2 analyses to define total amounts of Mg bearing carbonates and added ICP analyses throughout the deposit to further define the overall distribution of Mg, a strongly quantitative estimate of talc can be made in the future. An added point to grasp from the ICP analysis of talc is that high-grade copper intervals contain less talc than low grade intervals.

Arctic Project - Deposit Type

The mineralization at the Arctic Project and within the Ambler district consists of Devonian age, polymetallic (Zn-Cu-Pb-Ag) VMS occurrences. VMS deposits are formed by and associated with sub-marine volcanic-related hydrothermal events. These events are related to spreading centers such as fore arc, back arc or mid-ocean ridges. VMS deposits are often stratiform accumulations of sulfide minerals that precipitate from hydrothermal fluids on or below the seafloor. These deposits are found in association with volcanic, volcaniclastic and/or siliciclastic rocks. They are classified by their depositional environment and associated proportions of mafic and/or felsic igneous rocks to sedimentary rocks. There are five general classifications based on rock type and depositional environment:

  Mafic rock dominated often with ophiolite sequences, often called Cyprus type;

  Bimodal-mafic type with up to 25% felsic volcanic rocks;

  Mafic-siliciclastic type with approximately equal parts mafic and siliclastic rocks, which can have minor felsic rocks and are often called Beshi type;

  Felsic-siliclastic type with abundant felsic rocks, less than 10% mafic rocks and shale rich; and

  Bimodal-felsic type where felsic rocks are more abundant than mafic rocks with minor sedimentary rocks, also termed Kuroko type.

Prior to any subsequent deformation and/or metamorphism, these deposits are often bowl- or mound-shaped with stockworks and stringers of sulfide minerals found near vent zones. These types of deposit exhibit an idealized zoning pattern as follows:

  Pyrite and chalcopyrite near vents;

  A halo around the vents consisting of chalcopyrite, sphalerite and pyrite;

  A more distal zone of sphalerite and galena and metals such as manganese; and

  Increasing manganese with oxides such as hematite and chert.

Alteration halos associated with VMS deposits often contain sericite, ankerite, chlorite, hematite and magnetite close to the VMS with weak sericite, carbonate, zeolite, prehnite and chert more distal. These alteration assemblages and relationships are dependent on degree of post deposition deformation and metamorphism. A modern analog of this type of deposit is found around fumeroles or black smokers in association with rift zones.

At the Arctic deposit, sulfides occur as semi-massive (10 to 30% sulfide) to massive (>30% sulfide) layers, typically dominated by pyrite with substantial disseminated sphalerite and chalcopyrite and trace amounts of galena

Arctic Project - Exploration

Exploration on the Arctic Project was intermittent between discovery in 1965 and 1998. From 1998 until 2003, there was no work performed on the Arctic Project. NovaGold entered into negotiations with Kennecott to explore the Arctic Project in mid-2003. Negotiations were completed and an exploration agreement signed on March 23, 2004. Beginning in 2004, NovaGold performed project level and regional mapping, drilling, geophysics and geochemical surveys. NovaGold purchased Kennecott’s ownership in January, 2010 and continues exploration activities at the Arctic Project.

The 2004 drilling focused on the Arctic deposit area and was principally designed to verify the grade and continuity of the mineralized intercepts encountered in the previous drill campaigns. Eleven holes totaling 2,996m were drilled in potential extensions of mineralization and on an adjacent geophysical anomaly. During 2005, approximately 3,030m of core drilling was completed, and in the 2006 field season an additional 3,010m of drilling in 12 drill holes was completed. The 2006 program focused on regional extensions and included drilling at the Dead Creek, Sunshine Creek, COU and Red prospects. NovaGold completed a 14 hole drill program totaling 3,306m in 2008. All holes were designed to infill within the then defined resource area, and three holes were drilled for metallurgical testing purposes. None of the assay results were available at the time of construction of the original 2008 resource model.

Local and regional mapping performed during the 2005–2006 mapping program enabled Paul Lindberg to complete a model of an unfolded view of the Arctic deposit geology. These results provide a good platform on which to build subsequent models of original zoning patterns, changing thicknesses and other laterally variable characteristics of the deposit.

A total of 2,106 stream silt and soil samples were collected during the 2004 mapping program as part of an effort to develop a regional geochemistry model for future district exploration. This program was carried out by NovaGold personnel and the model is still being developed.

During 2005, two Time Domain Electro-Magnetic (“TDEM”) induction ground surveys were performed at the Arctic deposit and COU. COU is within the claim block and is a significant anomaly of similar size and tenor a few kilometers to the northwest of the town of Ambler. The 2006 exploration program focused on a regional basis to extend existing mineralization and to identify new mineralized targets within the claim block, and included 13 TDEM surveys performed to enhance previous work performed by Kennecott in 1998. Data evaluation is ongoing.

Oriented data were collected from select angle drill holes. The clay impression method was used to orient the core with data capture done using a circular protractor for beta values and a standard protractor for alpha values. The majority of oriented measurements were of foliation with a NW strike and a SW dip, similar to those observed on the surface.

Exploration activities at the Arctic Project have been performed within industry standards using appropriate models and techniques for a VMS target. SRK agrees with the techniques used at this project.

Arctic Project - Mineralization

Mineralization at the Arctic deposit occurs as stratiform semi-massive to massive sulfide beds. The sulfide beds average 4m thick but vary from less than 1m up to 18m thick. The bulk of the mineralization is within four zones located between two thrust faults, the upper Warm Springs Thrust and the Lower Thrust. A smaller fifth zone is located below the Lower Thrust. All of these zones are within an area of roughly 1km, with average zone length ranging from 850m to 600m and width ranging from 700m to 350m. Mineralization has been defined to a depth of approximately 250m below the surface and is open in several areas. Host rocks are primarily graphitic chlorite schists and fine-grained quartz sandstones.

Marginal to the Arctic deposit, mineralization is locally present as discontinuous thin, “wispy” sulfide bands. No stockworks or stringers in association with the mineralization have been observed. These features are common in near-vent VMS deposits. Much of the core from the 2004 and 2005 programs within the deposit exhibits characteristics and textures common to replacement-style mineralization.

Mineralization is predominately coarse-grained sulfides consisting mainly of chalcopyrite, sphalerite, galena, pyrite and pyrrhotite, and may or may not include tetrahedrite. Tetrahedrite-tennantite, electrum and enargite are also present in minor amounts. Pyrite is commonly associated with the massive sulfide horizons, and pyrrhotite and arsenopyrite are present in lesser amounts. Gangue minerals associated with the mineralized horizons include quartz, barite, white mica, black chlorite, calcite, dolomite and cymrite, while talc is common in the footwall.

Arctic Project - Drilling

Between 1967 to July 1985, 86 holes were drilled (including 14 large diameter metallurgical test holes) totaling 16,080m. In 1998, Kennecott drilled six core holes totaling 1,492m in the Arctic deposit to test for extensions of the known resource, and to test for grade and thickness continuity. Drilling for all BCMC/Kennecott campaigns in the Arctic deposit area (1966–1998) totals 92 core holes for a combined 17,572m.

Arctic Project - Drill Program and Objectives

The 2004 drilling focused on the Arctic deposit area and was principally designed to verify the grade and continuity of the mineralized intercepts encountered in the previous drill campaigns. Alternate geologic models for the Arctic deposit were investigated through surface mapping, drill core re-logging and re-interpretation of previous drill results. Eleven holes totaling 2,996m were drilled. Significant mineralized intervals were encountered in eight of the eleven holes drilled in the program. The twin and infill drilling confirmed previously drilled intervals of base-metal mineralization.

Drilling in 2005 again focused on extending and confirming mineralization, particularly in the lower limb of the Arctic Antiform. Approximately 3,030m of core drilling was completed and, although good mineralization was encountered in several holes, structural discontinuities appear to limit expansion of mineralization to the south and east. Results suggest that the model remains open to the northeast and that the faulted off-root zone has yet to be identified. Drill spacing for all programs is dependent on the steep, rugged terrain for locating drill rigs; however, it varies from 90 to 120m. Sections have been drawn at 61m intervals.

During the 2006 field season, an additional 3,010m of drilling in 12 drill holes was completed. This drill program was focused on a more regional basis to extend existing mineralization and to identify new mineralized targets within the Ambler lands. These holes were drilled at the Dead Creek, Sunshine Creek, COU and Red prospects.

NovaGold completed a 14 hole drill program totaling 3,306m in 2008. All holes were designed to infill within the Arctic deposit, and three holes were drilled for metallurgical testing purposes.

All NovaGold drill core was logged, photographed and sawn, with half sent to the lab for analyses and half stored near the property. Core logging was done using metric measurements. Lithology and visual alteration features were captured on observed interval breaks. Mineralization data, including total sulfide (recorded as percent), sulfide type (recorded as a relative amount), gangue and vein mineralogy were collected for each sample interval with an average interval of approximately 2m. Structure data were collected as point data. Geotechnical data (core recovery, RQD) were collected along drill run intervals. Using the 2004 logging procedure as a guide, data from the earlier campaigns were taken from those drill logs and entered into the database, with a focus on mineralization information.

The overall objectives of the three drill programs were:

  Verification of mineralized intercepts from previous drill campaigns (twin holes);

  Continuity of higher grade intercepts in the central part of the resource area (infill holes);

  Exploring possible extensions of mineralized zones; and

  Recording data electronically and building a 3-D model of the Arctic deposit.

Arctic Project - Drill Results

Significant mineralized intervals were encountered in eight of the 11 holes drilled in 2004. Twin and infill drilling confirmed previously drilled intervals of high-grade base-metal mineralization. The results of the 2004 drilling program show a high degree of variability in thickness and grade within areas of the deposit.

Drill holes designed to test extension of the Arctic deposit failed to extend significant mineralization. Some holes encountered locally anomalous or lower grade material, possibly representing distal mineralization. An abrupt decrease in grade occurred in AR04-81 below a fault zone, suggesting that the mineralized zones may be offset or folded south of the known deposit. AR04-87 was abandoned due to an inability to penetrate a major fault zone, and was subsequently re-drilled as AR04-88. This hole ended at 387.6m in altered quartz muscovite schist, short of the targeted Button Schist.

The 2006 drilling program completed 3,010m in 12 holes. This program was performed to test mineralization extensions and geophysical anomalies outside the immediate Arctic deposit area, but within the claim block. These holes were drilled at the Dead Creek, Sunshine Creek, COU and Red prospects.

NovaGold completed a 14 hole drill program totaling 3,306m in 2008. All holes were designed to infill within the currently defined resource area, and three holes were drilled for metallurgical testing purposes.

At Dead Creek, the holes were located based on a combination of geophysics and geology. Each hole penetrated the targeted stratigraphy, and showed that the sulfide system diminishes to the north and east but remains open to the south and west. One of the Back-Door Creek holes penetrated an 8m zone that contained several 2 to 7cm-thick pyrrhotite bands, but with only a trace of chalcopyrite. This zone correlates stratigraphically with a mineralized interval in a nearby historical hole, suggesting metallic mineral zonation from pyrite and base-metal sulfide to pyrrhotite.

Drilling in the Sunshine Creek area tested the western extent of mineralization observed in historical drill holes, which is interpreted to be two sulfide-bearing horizons that lie sub-parallel to the stratigraphy, above a carbonate package. We interpret the two mineralized horizons as limbs of an F2 anticline. Drill intercepts from 2006 that correlate with these two horizons had significantly lower grade and were thinner than historical intercepts. Preliminary results indicate that the sulfide horizon becomes dominated by pyrrhotite to the west. We currently interpret this compositional change to represent a more distal portion of the mineralized system.

Drilling at COU was performed to investigate an electromagnetic anomaly and consisted of one hole. The source of this anomaly was a thick sequence of graphitic black schist that contained abundant continuous pyrrhotite bands. Downhole a few hundred meters it was recognized that the hole was still in the hanging wall to the stratigraphic package that hosts the Arctic Project. This resulted in extending the hole. The hole was stopped slightly above its target because of safety considerations. This hole has proven vital to our understanding of the regional F2 folds and to the stratigraphic stacking order in this area.

NovaGold drilled four holes into the Red prospect, located in the lowlands of the Kogoluktuk Valley, about 5km east of the Arctic Project. These holes tested an electromagnetic anomaly and intersected a sulfide vein system hosted by siltstone believed to underlie the Gnurgle Gneiss. The veins have a quartz-calcite-fluorite gangue, and their margins commonly contain concentrations of secondary brown biotite, suggesting an affinity to relatively high-temperature potassic alteration. The F1 structural fabric deforms the veins, suggesting that they are relatively old. The vein style of mineralization makes this occurrence unique in the district.

An ongoing effort to gather and compile data for a new resource model for the Arctic deposit includes re-logging of historical drill core, detailed logging of individual mineralized intersections at 1:50 scale and work with hole-to-hole correlations.

Multiple drillhole intersections have resulted in a reasonably accurate knowledge of the orientation of the mineralization. Mineralization follows enclosing stratigraphic layering and is further defined, except where tightly folded, by bedding parallel to bedding subparallel foliation.

Most holes intersect the mineral zone nearly perpendicular to foliation and to the mineralization, so the intersections represent near true thickness. Exceptions are where mineralized zones wrap around tight fold hinges, but these instances are rare.

Arctic Project - Sampling Method and Approach

The sampling protocol for all the NovaGold drill programs at the Arctic deposit from 2004–2008 was the same. Core logging geologists mark the sample intervals, which range from 1 to 3m in length. Varying rock types, lithologic contacts and mineralized zones influence sample interval selection. Sample boundaries are placed at lithologic contacts. Each hole was sampled in its entirety, even in areas that encountered significant intervals of unmineralized core. Sample intervals of 2 to 3m are most common in weakly to unmineralized core, and sample intervals of 1 to 2m are more common in mineralized zones or areas of varying lithology. Sample intervals used are well within the width of the average mineralized zone in the resource area. This sampling approach is considered sound and appropriate for this style of mineralization and alteration. Core recovery was good to excellent, resulting in quality samples with little to no bias. There are no known drilling and/or recovery factors that could materially impact accuracy.

Sampling of drill core prior to 2004 by Kennecott and BCMC focused primarily on the mineralized zones. During the 1998 campaign, Kennecott did sample some broad zones of alteration and weak mineralization, but much of the unaltered and unmineralized rock remains unsampled. ALS Chemex was also used for analyses conducted by Kennecott.

Earlier BCMC sampling was even more restricted to mineralized zones of core. Intervals of visible sulfide mineralization were selected for sampling and analyses were conducted by Union Assay Office Inc. of Salt Lake City, Utah. Numerous intervals of weak to moderate mineralization remain unsampled in the historic drill care. NovaGold conducted some limited sampling of this historical drill core to gain a better understanding of trace element distribution around the Arctic deposit. During the relogging of much of this historical core, 1m intervals were selected over each 10m of unmineralized core. These 1m intervals were sawn in half, with one-half returned to the box and the other half placed in a bag, labeled and sent to the laboratory for analysis. This type of sampling was used to determine trace element distribution about the deposit; none of the mineralized zones were sampled in this way.

With the lack of outcrop in a folded metamorphic terrane, it is necessary to have a good understanding of the geologic model to predict positioning of the drill to get a sample of true thickness in the mineralized zone. NovaGold diligently relogged core and mapped the project, and we have been diligently relogging core and mapping the project to gain this understanding. The use of oriented core is very important to this interpretation. SRK has confidence that the samples collected at the Arctic Project are representative of the geometry of the mineralized zone.

Arctic Project - Sample Preparation, Analyses and Security

The core from the NovaGold programs was sawn in half, with half sent to labs in Fairbanks, AK for sample preparation and the other half returned to the core box for storage. Samples were crushed to 70% <2mm and a nominal 250g split was sent to Vancouver, B.C. for analysis by ALS Chemex. There the splits were pulverized to 85% <75um. Initial gold analysis was done by FA-AAA on a nominal 30g split of the pulp. Samples returning over limit gold values (>10ppm) were rerun using fire assay techniques. Initial results for all other elements (27) were done via four acid digestion ICP analysis on a nominal 25g split of the pulp. Samples with over limit values for copper (>10,000ppm), lead (>10,000ppm), zinc (>10,000ppm) or silver (>100ppm) were rerun using AA techniques.

Gold values for duplicate samples (both blind and laboratory) from 2004 and for those samples re-assayed from earlier programs locally showed high variability, indicating a possible nugget effect. As a result, a series of samples was selected for MSA analysis. Results are pending.

A QA/QC program was instituted for the 2004 drill program and utilized for subsequent programs. Samples were broken into 20 sample batches that included three QA/QC samples. The QA/QC samples included one duplicate, one blank and one standard. Duplicate samples were prepared at the prep facility by taking a second split from the entire prepped sample. A local limestone source was used as the blank material. A series of samples taken from the source area and assayed confirm that the limestone is a suitable blank material. The standard material was obtained from WCM Minerals of Burnaby, B.C. A base-metal standard was selected that best represented the grade of the Arctic deposit mineralization. Samples were either in the custody of NovaGold personnel or the assay labs at all times.

A search was made through Kennecott’s Reno, NV warehouse for sample pulps from pre-1998 drill campaigns. A total of 290 pulps were located, mainly from the earliest drill programs, and sent to ALS Chemex Labs in Vancouver, B.C. for analysis. The samples were analyzed for gold by FA-AAA as well as 27 additional elements by ICP analysis (see analytical description). Samples were arranged in batches of approximately 20, each with inserted QA/QC samples. Of the 290 total pulps, 11 contained insufficient volume for any analysis. The variable number of sample pairs is the result of either insufficient sample size for analysis of select elements in 2004 (mainly over limits) or because some elements were not selected for assay in earlier campaigns. Zinc, silver and gold analyses all compared favorably. While lead showed the largest variability, the average grades are relatively low, thereby having little effect on the tonnage value. Copper values also had high variability and averaged 10% lower than the original values. ALS Chemex has attained ISO 9001:2000 registration. In addition, the ALS Chemex Vancouver laboratory is accredited to ISO 17025 by Standards Council of Canada for a number of specific test procedures including fire assay Au by AA, ICP and gravimetric finish, multi-element ICP and AA Assays for Ag, Cu, Pb and Zn.

The apparently poor reproducibility of historic assay values is likely a sign of a highly variable deposit, and not an assaying issue. While sample assays are suitable for this PEA, further analysis and comparisons are recommended for prefeasibility.

The QA/QC data appears to be reasonable for a program of this scope, a few discrepancies exist which are normal. A formal assessment should also be done before prefeasibility, and any significant problems addressed by re-assaying samples which had issues.

Arctic Project - Data Verification

NovaGold performed a review of existing Ambler land data at the Kennecott offices in Salt Lake City, Utah with a focus on data relating to the Arctic Project. Numerous reports and studies were scanned. All available assay certificates as well as the current database were copied and/or scanned. All pre-2004 drill assay values in the database provided by Kennecott were compared to assay values from the original assay certificates. Local discrepancies, mainly associated with precious metal results, were identified and corrected.

SRK was supplied with paper and scanned electronic certificates for the pre-2004 programs. Assay certificates for 472 samples out of 1,854 of these samples were unavailable for review. SRK checked 10% of pre-2004 assay certificates against the database. Only minor typographical discrepancies were found and corrected. All of the highest 5% grades of all five elements were checked where available. SRK also received electronic certificates (CSV text files) for 2,612 assays (88% of the Arctic samples) from the 2004–2005 drilling/sampling program, which also included numerous samples selected from previously drilled core. All of these assays were verified successfully with the provided database. QA/QC data was also made available for the 2005 sampling program, consisting of 166 duplicate samples, 282 standards and 293 blanks. These samples were well within acceptable limits. Although a few of the paper certificates were unavailable, the available certificates provided reasonable assurance that the database is accurate.

Arctic Project - Mineral Resource Estimate

The mineral resource estimate was prepared by Russ White, P.Geo, Associate Resource Geologist at SRK Denver. Grade estimations were made using ordinary kriging based on a three-dimensional block model constructed using Vulcan® commercial mine planning software. The project limits are based on a UTM coordinate system (NAD 1927, Zone 24), and the block model is based on a parent block size of 5m X x 5m Y x 5m Z, with a sub-cell size of 5m X x 5m Y x 0.2m Z. Five mineralized massive sulfide zones have been defined along a northeasterly striking corridor, with all zones tending to dip moderately to the southwest. The mineralization at the Arctic deposit occurs as massive sulfide lenses hosted within weakly to unmineralized schistose country rocks. Potentially economic mineralization is associated with coarse-grained sulfides. For the resource estimation work, all of the massive sulfide zones are collectively referred to as the Arctic deposit.

The resource estimate has been generated from composites derived from drill hole sample assay results, and is constrained by manually interpreted sulfide bed boundaries constructed by SRK. No three dimensional geologic model was utilized to constrain the resource estimate. Grade interpolation parameters have been defined based largely on the geologic understanding of controls on mineralization, drillhole spacing and geostatistical analysis of the data. The resources have been classified by their proximity to the sample locations and number of drill holes used to inform the blocks. SRK finds the resource model and resource classification to be acceptable for resource reporting under CIM guidelines.

The drillhole database used for resource estimation consists of 131 core holes, 108 of which intercepted significant mineralization. Of the approximately 28,310m drilled within the resource, 6,220 intervals were sampled representing 12,434m of sampled drilling. Sample lengths vary from 0.1 to 12m, and average about 1.9m. Each interval contains assays for copper, zinc, lead, gold and silver, as well as codes for lithology and mineralized zone. In 2008, NovaGold completed an additional 14 hole drill program of which 12 are incorporated (2 holes remain unassayed).

A separate database table includes specific gravity measurements for 404 samples taken from 47 drillholes.

The Arctic Project has no known reserves.

Arctic Project - Resource Classification and Mineral Resource Statement

The mineral resources have been classified according to the “CIM Standards on Mineral Resources and Reserves: Definitions and Guidelines” (November 2005). The PEA is preliminary in nature and includes inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the estimates contained in the PEA will ever be realized. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Resources in the MS zones, which were estimated by the first (50m) search, were classified as indicated. This is roughly based on a distance that is twice the variogram range and within one cross section distance inside a modeled shape, which is based on correlated intervals. All blocks outside of the MS zones, and all other estimated blocks too distant from the samples for the first pass, were classified as inferred. No resources were classified as measured. Inferred resources have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. It cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category.

Table 2: Mineral Resource Statement - Indicated (as of May 9, 2011)

Cautionary Note to United States Investors concerning estimates of Indicated Resources. This section uses the term “indicated resources”. We advise United States investors that this term is not recognized by the SEC. United States investors are cautioned not to assume that estimates of indicated mineral resources are economically minable, or will be upgraded into measured mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors.”

Resource Category	Zone	Tonnage (kt)	Metal Grades					Contained Metal
			Cu (%)	Au (g/t)	Ag (g/t)	Zn (%)	Pb (%)	Cu (klb)	Au (koz)	Ag (koz)	Zn (klb)	Pb (klb)
Indicated	1 2 3 4 11	5,667 3,792 2,448 7,020 517	4.50 4.55 3.56 3.57 4.16	0.91 0.52 0.67 0.96 0.25	63.39 50.79 53.69 65.18 32.86	6.15 6.05 5.56 5.68 3.32	1.06 0.97 0.91 0.96 0.34	562,238 380,495 191,960 552,858 47,407	165 63 53 216 4	11,549 6,193 4,226 14,711 546	767,839 505,486 299,991 879,669 37,857	131,817 81,223 49,137 149,032 3,859
	All Zones	19,445	4.05	0.80	59.55	5.81	0.97	1,734,958	501	37,226	2,490,842	415,068

Notes:
(1)

Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves. See “Risk Factors” and “Cautionary Note to United States Investors”.

(2)	Resources stated as contained within potentially economically minable underground shapes above a $75.00/t NSR cut-off.
(3)

NSR calculation is based on assumed metal prices of $2.50/lb for copper, $1,000/oz for gold, $16.00/oz for silver, $1.00/lb for zinc, $1.00/lb for lead. A mining cost of $45.00/t and combined processing and G&A costs of $31.00 were assumed to form the basis for the resource NSR cut-off determination.

Note: these metal prices and operating costs differ from those used for the cash flow model.
(4)	Mineral resource tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not sum due to rounding.
(5)

The above table refers to “indicated resources” which have been determined in accordance with Canadian securities regulations (under NI 43-101), which differ from the SEC’s standards for resource classification. See “Risk Factors” and “Cautionary Note to United States Investors”.

(6)	The information contained in the above table has been prepared by, or under the supervision of, Russ White of SRK Consulting (US) Inc., a Qualified Person.

Table 3: Mineral Resource Statement - Inferred (as of May 9, 2011)

Cautionary Note to United States Investors concerning estimates of Inferred Resources. This section uses the term “inferred resources”. We advise United States investors that this term is not recognized by the SEC. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. United States investors are cautioned not to assume that estimates of inferred mineral resources exist, are economically minable, or will be upgraded into measured or indicated mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors”.

Resource Category	Zone	Tonnage (kt)	Metal Grades					Contained Metal
			Cu (%)	Au (g/t)	Ag (g/t)	Zn (%)	Pb (%)	Cu (klb)	Au (koz)	Ag (koz)	Zn (klb)	Pb (klb)
Inferred	0 1 2 3 4 11	1,242 2,918 1,386 1,177 4,313 373	2.16 3.82 4.16 3.99 3.18 4.25	0.35 0.70 0.39 0.47 0.84 0.29	4.14 53.83 45.43 48.45 55.33 33.66	2.19 5.53 5.90 5.04 4.88 3.30	0.70 0.92 0.79 0.61 0.83 0.35	59,013 245,933 127,207 103,633 302,354 34,930	14 66 18 18 116 3	165 5,050 2,025 1,833 7,672 404	59,879 355,508 180,283 130,809 463,893 27,118	19,097 59,425 24,114 15,751 79,326 2,904
	All Zones	11,409	3.47	0.64	46.75	4.84	0.80	873,070	235	17,149	1,217,489	200,616

Notes:
(1)	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves. See “Risk Factors” and “Cautionary Note to United States Investors”.
(2)	Resources stated as contained within potentially economically minable underground shapes above a $75.00/t NSR cut-off.
(3)	NSR calculation is based on assumed metal prices of $2.50/lb for copper, $1,000/oz for gold, $16.00/oz for silver, $1.00/lb for zinc, $1.00/lb for lead. A mining cost of $45.00/t and combined processing and G&A costs of $31.00 were assumed to form the basis for the resource NSR cut-off determination.
Note: these metal prices and operating costs differ from those used for the cash flow model.
(4)	Mineral resource tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not sum due to rounding.
(5)	The above table refers to “inferred resources” which have been determined in accordance with Canadian securities regulations (under NI 43-101), which differ from the SEC’s standards for resource classification. See “Risk Factors” and “Cautionary Note to United States Investors”.
(6)	The information contained in the above table has been prepared by, or under the supervision of, Russ White of SRK Consulting (US) Inc., a Qualified Person.

Arctic Project - Environmental Considerations

Development of the Arctic Project will be subject to extensive environmental baseline analyses, environmental impact assessment and evaluation, and associated permitting requirements reflective of the direct, indirect and cumulative impacts associated with full project build-out, and the sensitive environment in which it is to be constructed. Development of the Arctic Project will include significant infrastructure development including the mine, mill, tailings impoundment and ancillary facilities, including on-site employee housing, as well as off-site infrastructure such as power generation and communications, and surface access. An existing year-round airstrip near the site capable of accommodating charter aircraft for a complete fly-in/fly out year-round operation will be used. The complexity of the environmental impact review and permitting the various facilities will be dependent on siting of facilities in relationship to the various river basins and valleys surrounding the Arctic Project development target areas. Further, the Arctic Project will be situated near a number of parks and protected areas, including Kobuk National Park located 80km west, the Great Kobuk Sand Dunes and the Kobuk Valley and Selawik Wilderness areas 30 to 40km west, Selawik National Wildlife Refuge 20 to 25km southwest and the Gates of the Ambler National Park and Preserve approximately 80km northeast.

Due to the preliminary stages of this project, it is difficult to assess what specific permitting requirements will ultimately apply to the Arctic Project. Therefore, it is equally difficult to fully assess the proper content of specific baseline data gathering programs and/or the scope of the environmental review and project alternatives. Until all aspects of the Arctic Project are defined and further refined, it is difficult to list what required permits are anticipated and what timelines might be involved to complete environmental reviews and permitting processes. While it is envisioned that the Arctic Project will operate as a “zero-discharge” facility, significant baseline conditions assessment and facilities design and engineering will be required to establish the viability of such. The duration of time required for full project refinement may evolve during the environmental review and permitting processes and will directly correlate with the overall permitting timeline which is unknown at this time. There can be no assurance that the Arctic Project will be able to obtain or maintain all necessary licenses or permits or that the Arctic Project will obtain and maintain such licenses or permits on terms that enable operations to be conducted at economically justifiable costs.

Key subjects requiring further study include:

  Project definition - substantial scientific and technical data still must be collected prior to the finalization of the Arctic Project definition.

  Alternatives – what alternatives to the Arctic Project definition are feasible.

  Socio-environmental studies - Archaeological, cultural resources, biological environmental (including wildlife migration and special status plants and wildlife species) studies must be completed for the Arctic Project site, service and/or access road rights of way and any other facilities that may be located outside the immediate vicinity of the mine. As required by the National Environmental Policy Act (“NEPA”), a direct, indirect and cumulative affects assessment would need to be conducted. It is anticipated that the project will require preparation of an environmental impact statement. Additional studies will be required to review project alternatives on minimization of impacts to reduce the potential mitigation required.

  Acid generating potential - preliminary data obtained from historic reports indicate that the waste rock and tailings could potentially exhibit AGP concerns.

  Effluent management – viability of “zero discharge” facility to be studied.

  Stream impact - there is a potential that Subarctic Creek and/or the associated riparian zone along with various other additional streams and/or surface water features will be impacted by encroachment of project facilities.

  Hydrogeology - additional technical analyses will be required to assess hydrogeological conditions, including groundwater flow and potential fate and transport analyses.

  Community engagement and perceptions - the potential for impacts real or perceived to the subsistence hunting and fishing opportunities for the local population could result in public opposition to the Arctic Project. Early and expanded community engagement and governmental affairs programs will aid in minimizing these anticipated risks. As part of the NEPA process, it is anticipated that there will be public involvement through the scoping process.

  Subsistence hunting/fishing - the perceived impacts to the subsistence hunting and fishing opportunities for the local population could result in public opposition to the Arctic Project, resulting in additional environmental review, permitting requirements and/or delays. Alternative studies may be required to determine preferred options.

  Affected environment- technical analyses on air quality and climate, topography, geology, geotechnical considerations, surface water quality and hydrology, ground water quality and hydrology, aquatic resources, soils, vegetation and wetland, wildlife, recreation, visual resources, land use and noise.

In 2010 and 2011, the Arctic Project initiated an assessment of baseline hydrology, water quality and aquatic life. Additional studies will be needed on the environmental resources of the Arctic Project area in order to adequately define and establish baseline conditions at the site. The studies that have been performed are largely based on historical geological and geochemical data in order to characterize the rock mass. However, based on the rock mass characterization performed and summarized in these reports, ARD will likely be an issue addressed during project design in order to get operating permits. There is no assurance all approvals or required license and permits will be obtained.

The Arctic Project will require multiple permits from regulatory agencies and other entities at the Federal, State and local (Borough) levels. Due to the remoteness of the Arctic Project and lack of existing infrastructure, it is likely that a substantial environmental review and significant permitting effort will also be a part of the development of support infrastructure. Both mine and infrastructure-related environmental review and permitting efforts will be heavily focused toward water and air quality permits, specifically, how those permits could administer discharges, emissions and other waste management aspects associated with the operational facilities. Given the remoteness and environmentally sensitive location of the Arctic Project, the environmental review and permitting process may be protracted and/or more difficult over that which would be expected at a similar facility in or near a more developed area. It is possible that we will not be able to secure the necessary permits or that a legal challenge could be brought through one or more of these requirements or processes that could delay, increase costs or require the suspension of one or more permits.

The NEPA and the Council of Environmental Quality Regulations 40 CFR parts 1500–1508 will govern the Federal environmental permitting process for the Arctic Project. Issuance of permit(s) by a Federal agency constitutes a Federal action, which by law requires review through the NEPA process. Since development of the Arctic Project would require a number of Federal level permits, the Arctic Project will most likely be required to complete the NEPA process.

The NEPA process requires that all elements of a project and their direct, indirect and cumulative impacts be considered. A reasonable range of project alternatives are evaluated to assess their comparative environmental impacts, including consideration of feasibility and practicability. Typically, mining projects of this magnitude require the preparation of an environmental impact statement. The Alaska Division of Environmental Conservation could act as the lead state agency with responsibility to coordinate the state permitting process. Upon completion of the NEPA process, it is anticipated that a record of decision will be prepared by one or more agencies that presents the preferred alternative for the Arctic Project and the basis for the decision. Federal, state and local agencies needing to issue permits for the operation of the Arctic Project will then be able to take whatever steps are needed to complete the applicable permitting process and impose whatever restrictions or covenants may apply.

No assurance can be given that new laws and regulations will not be enacted or that exiting laws and regulations will not be applied in a manner that could limit or curtail the Arctic Project. Amendments to current laws, regulations, licenses and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on the Arctic Project and cause increases in capital expenditures or production costs, or reduction in levels of production, or abandonment, or delays in the development of the business.

Arctic Project - Current Activities

Field work at the Arctic Project during 2011 included approximately 7,100 metres of exploration and geotechnical drilling. Exploration drilling focused on the Bornite target and geotechnical drilling to provide structural information on the Arctic deposit for a greater understanding of the deposit as well as subsurface hydrologic information. In addition, significant progress was made in establishing camp infrastructure to support larger field programs including the building of a 40-man camp near the Bornite Project.

The 2012 work program focused on advancing the environmental and engineering studies required to initiate a pre-feasibility study for the project, with geotechnical, metallurgical and hydrological studies as well as environmental baseline data collection. Approximately 1,752 meters of exploration drilling has been completed during 2012 on the Sunshine target which is 12 kilometers west of the Arctic deposit. Additional exploration drilling may be planned for prospects in the Ambler belt which have been identified through further analysis and mapping during 2012.

NovaCopper also completed initial metallurgical optimization results from the Arctic Project through the completion of a metallurgical test work program in 2012. The work results in an increase of copper recoveries to 88.6% from 86.8% and zinc recoveries to 91.7% from 81.1% previously reported in our PEA. It also resulted in improved precious metal recoveries to the copper concentrate.

Bornite Project, Ambler District, Alaska

Bornite Project

Except for the information under the heading “Bornite Project – Recent Developments” and except as otherwise stated, the scientific and technical information relating to the South Reef and Ruby Creek zones of the Bornite Project contained in this Form 10-K is derived from, and in some instances is an extract from, the technical report titled “NI 43-101 Technical Report for the Bornite Deposit, South Reef and Ruby Creek zones, Northwest Alaska” dated effective January 31, 2013 (the “Bornite Report”) prepared by Bruce Davis, FAusIMM and Robert Sim, P. Geo of BD Resource Consulting, Inc. (“BDRC”), and who are Qualified Persons as defined in NI 43-101. Scott Petsel, P. Geo, an employee to the Company and a Qualified Person as defined in 43-101, approved the scientific and technical information under the heading “Bornite Project – Recent Developments.” The information regarding the Bornite Project, the South Reef zone and the Ruby Creek zone is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Bornite Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Bornite Project - Property Description and Location

The UKMP Projects which encompasses the Bornite deposit and the previously reported Arctic deposit are located approximately 260 km east of Kotzebue, Alaska and 460 km northwest of Fairbanks, Alaska. The closest village is the community of Kobuk, approximately 17 km to the south situated along the banks of the Kobuk River. The Bornite Project constitutes a land package of approximately 97,483 hectares and is governed by the NANA Agreement. See “History of NovaCopper – Agreement with NANA Regional Corporation”.

Bornite Project - Accessibility, Climate, Local Resources, Infrastructure, and Physiography

The Bornite Project is located in Northwest Alaska in the Cosmos Hills on the southern flank of the Brooks Range. It is circa 67.1 º north latitude and 156.38 º west longitude, approximately 260 km east of Kotzebue, Alaska and 460 km northwest of Fairbanks, Alaska. Kobuk is the closest community to Bornite. There is daily air service from Kotzebue to Kobuk. Twenty-six kilometers of improved gravel road connect Kobuk to the Bornite Camp. On the road to the Bornite camp are the Dahl camp and a 1,460 meter airstrip. During the summer months the Dahl camp airstrip is suitable for larger aircraft such as C-130 and DC-6. A second, shorter airstrip is adjacent to the Bornite camp. This is suitable for smaller aircraft to support the Bornite camp with personnel and supplies. The two other villages close to Bornite are Shungnak, 16 km downriver from Kobuk, and Ambler, 48 km further downriver from Shungnak. The discussion regarding the accessibility challenges relating to the Arctic Project, particularly with respect to the development of an access road from the Dalton Highway, is applicable to the Bornite Project as well. (See “Arctic Project –Overview”).

The Bornite camp is 64 km north of the Arctic Circle. Average rainfall is approximately 43 cm per year while average snowfall is approximately 142 cm per year. Summers are generally mild and sunny while winters are extremely dark and cold. Extreme temperatures recorded in Kobuk range from 90ºF in summer to -68ºF in winter.

The Bornite Project is located on Ruby Creek on the northern edge of the Cosmos Hills. The Cosmos Hills are part of the southern flank of the Brooks Range in Northwest Alaska. Topography in the area is moderately rugged. Maximum relief in the Cosmos Hills is approximately 1000 meters with an average of 500 to 700 meters. Talus covers the upper portions of the hills. Glacial and fluvial sediments occupy valleys.

Alder brush and spruce grows in protected valleys, but exposed terrain is tundra-covered. Water is abundant. Discontinuous permafrost occurs throughout the area and is more prevalent on north-facing slopes.

Year-round exploration is not possible with the current camp facilities, so the field season is May to October. The Bornite camp closes during winter and a caretaker is on site during the months of November through April. Power and electricity are provided by diesel generators.

Except for resident personnel, the logistical resources necessary for the exploration work are limited. Most equipment and supplies are flown by charter flights from either Fairbanks or Kotzebue. Some supplies are flown in from Anchorage, Alaska.

In 2011, the camp was expanded to twenty sleeping tents, three administrative tents, two shower/bathroom tents, one medical tent, and one dining/cooking tent. With these additions, the camp capacity was increased to 49 beds. A 100 by 30 foot core logging facility was also built in summer of 2011.

In 2012, the camp was further expanded with the addition of a laundry tent, a women's shower/washroom tent, a recreation tent, several additional sleeping tents, and a twice-as-large kitchen tent. Camp capacity increased to 71 beds. The septic field was upgraded to accommodate the increase in camp population. One of the two-person cabins was winterized for use by the winter caretaker. A permitted landfill was established to allow for the continued cleanup and rehabilitation of the historic shop facilities and surroundings.

The Dahl Creek camp is an overflow facility to the Bornite camp. This camp has a main cabin for dining and administrative duties, and a shower facility. Sleeping facilities include two hard sided sleeping areas with 7 beds (primarily used for staff), two four-person sleeping tents and three two-person sleeping tents for a total of 21 beds. There are support structures including a shop and storage facilities.

Bornite Project - History

Kennecott and Bear Creek Mining Tenure

Regional exploration began in the early 1900s when gold prospectors noted copper occurrences in the hills north of Kobuk, Alaska. In 1947, local prospector Rhinehart “Rhiny” Berg along with various partners traversing in the area located outcropping mineralization along Ruby Creek (Bornite) on the north side of the Cosmos Hills. They subsequently staked claims over the Ruby Creek showings and constructed an airstrip for access. In 1956, R. Chadwick of Kennecott Mining Company heard about the Ruby Creek property from a Bureau of Mines employee in Nome and followed up with Rhiny Berg. In 1957, as a result of this communication, Bear Creek Mining Company (“BCMC”), Kennecott's exploration subsidiary, optioned the property from Berg.

Exploration drilling in 1961 and 1962 culminated in the discovery of the No.1 Ore Body in what is referred to as the Upper Reef where DDH-RC-34 cut 20 meters of 24% copper. The discovery of the No.1 Ore Body led to the development of an exploration shaft in 1966. The shaft which reached a depth of 328 meters encountered a significant watercourse and was flooded near completion depth. The shaft was subsequently dewatered and an exploration drift developed to provide access for sampling, mapping and to accommodate underground drilling to further delineate the No.1 Ore Body. A total of 59 underground holes were drilled and after the program the shaft was allowed to re-flood.

In unison with ongoing exploration at Bornite, BCMC initiated preliminary metallurgical test work in 1961. A total of 32 assay rejects samples from five AX diamond drill holes weighing approximately 68 kilograms from drill holes (RC-34, 54, 60, 61 and 65) that penetrated mainly the No.1 Ore Body were submitted for analysis.

The discovery of the Arctic Project in 1965 prompted a hiatus in exploration at Bornite. In the late 1990s, Kennecott resumed its evaluation of the Bornite deposit and the mineralization in the Cosmos Hills with an intensive soil, stream, and rock chip geochemical sampling program using 32 element ICP analysis. Grid soil sampling yielded 765 samples. Ridge and spur sampling resulted in an additional 850 soil samples in the following year. Skeletonized core samples (85 samples) from key historic drill holes were also analyzed using 32 element ICP analytical methods. Geochemical sampling identified multiple areas of elevated copper and zinc in the Bornite region.

Kennecott completed numerous geophysical surveys as an integral part of exploration throughout their tenure on the property. Various reports, notes, figures, and data files stored in Kennecott’s Salt Lake City exploration office indicated that geophysical work included, but was not limited to, the following:

  Airborne magnetic and electromagnetic (EM) surveys (fixed-wing INPUT) (1950s)

  Gravity, single point (SP), Audio-Frequency Magneto-Telluric (AMT), EM, borehole and surface IP/resistivity surveys (1960s)

  Gravity, airborne magnetic, and Controlled Source Audio-frequency Magneto-Telluric (CSAMT) surveys (1990s)

We have little information or documentation associated with these geophysical surveys except those conducted in the 1990’s. Where data are available in earlier surveys, the lack of details in data acquisition, coordinate systems and data reduction procedures limit their usefulness. The only complete geophysical report available concerns down hole IP/resistivity results. Most notable of the 1990’s surveys is the 1996 Bouger gravity survey from the Bornite deposit into the Ambler lowlands. The Bornite deposit itself is seen as a significant 3 milligal anomaly. Numerous 2 to more than 6 milligal anomalies occur under cover in the Ambler lowlands and near the Aurora and Pardner Hills occurrences.

The wide range of geophysical techniques used in and around the deposit over a span of 40 years probably indicates the difficulty Kennecott/BCMC was having directly detecting ore. When applying EM and IP/resistivity methods, the problem appears to be that deeper mineralization is often masked by the response of near-surface conductive and polarizable rocks.

In addition to the geophysical surveys conducted by Kennecott, the Alaska DNR and Geometries completed an aeromagnetic survey of portions of the Ambler district in 1974-1975.

Kennecott Ambler District Exploration

Concurrently with the ongoing work at Bornite (Ruby Creek), BCMC mounted an aggressive regional exploration program beginning in 1962 both within the Cosmos Hills and within the adjacent Ambler Schist belt.

In 1965, while re-evaluating a 1400 ppm copper geochemical anomaly from sampling completed in 1963, BCMC geologists discovered sulfides in float on the east side of Arctic Ridge a short distance below the crest of the ridge. Eight core holes were drilled in 1967 intersecting massive sulfide mineralization over a 1,500 foot strike length. Initial results were sufficiently encouraging that BCMC changed their focus to the Arctic deposit from the Bornite (Ruby Creek) mineralization. BCMC subsequently drilled 84 core holes at Arctic totaling 15,689 meters from August 1967 to July 1985.

In 1973 a claim staking war began which was to last over two years as Anaconda, Noranda, WGM, and Sunshine Mining entered the Ambler district. BCMC and its competitors discovered several other prospects, including two potential deposits (Sun and Smucker). Both the Bornite (Ruby Creek) and Arctic deposits received patents on the core claim groups. However, the relative inaccessibility of the Ambler district, along with depressed metals prices, caused interest in the district to wane and significant exploration or development activity in the district ended in 1985. Cominco acquired the claims covering the Sun and Smucker deposits from Anaconda in 1987. Kennecott sold its Bornite (Ruby Creek) deposit and the surface development at Bornite to NANA in 1986. The area's inaccessibility remains the single largest obstacle in the development of the Ambler district.In 1993 Kennecott Minerals, after negotiating an agreement with NANA, began a reevaluation of the Arctic deposit that included reinterpretation of the geology of the deposit and the assembly of a computer database. In 1995, a computer-generated block model was constructed and an updated resource of the deposit was calculated from the block model. In September 1997, a total of 2,035 State of Alaska claims were located; these covering most of the known Ambler schist belt rocks.

NovaGold Tenure - Ambler Mining District

An exploration agreement between Kennecott Arctic Company and NovaGold under which NovaGold had the ability to earn a 51% interest in the Ambler lands was signed on March 22, 2004. Between 2004 and 2009 NovaGold conducted project and regional level mapping, geophysical and geochemical surveys and drilling on Ambler lands.

Under a purchase agreement dated December 18, 2009 between NovaGold, its wholly-owned subsidiary Alaska Gold Company and Kennecott Exploration Company and Kennecott Arctic Company, NovaGold agreed to pay Kennecott a total purchase price of US$29 million for a 100% interest in the Ambler lands. On August 5, 2011, NovaGold made the final payment thereby completing NovaGold’s obligations under the purchase agreement.

Historical Resource Estimations

All of the historic resource estimates presented below were made prior to the implementation of NI 43-101. They do not conform to NI 43-101 reporting standards and should not be relied upon or interpreted as such. They are presented here for information purposes only.

Though no NI 43-101 compliant resource estimates have ever been released by Kennecott or NANA, a series of non-NI 43-101 compliant historical resources have been compiled for the Bornite Project. The earliest and most widely repeated resource number reported 91 million tons at 1.2% Cu in an unconstrained polygonal resource estimate. At a constrained 1% Cu cut-off grade, 21.2 million tons of 3.04% Cu and at a 2.5% Cu cut-off, 5.2 million tons of 5.83% Cu were reported. The estimation is based on an 11.0 ft3/ton tonnage factor for the Lower Reef or lower grade mineralization and a 10.0 ft3/ton tonnage factor for the higher grade Upper Reef mineralization. It is not known if the tonnage factors were based on any direct specific gravity measurements of the Bornite drill core. Metals such as silver and cobalt were not considered in any of the historical estimations.

Another non-NI 43-101 compliant historical resource estimate was completed in 1968 for the No.1 Ore Body. The unverified estimate is 180,000-200,000 tons at 8.4% Cu. A second resource estimate in 1971, is summarised in Kennecott annual reports for the project. In either case, the details of the estimation could not be verified. The second estimation was apparently tabulated using a grade times thickness cut-off criterion.

In the late 1970s, Bear Creek restated the 5 million tonne resource, including the No. 1 Ore Body and other unnamed bodies of high grade ore east and west of the shaft.

In 1974 another internal Kennecott resource estimation for Bornite was completed. The estimation using a polygonal methodology is not considered entirely accurate as down-hole surveys were not available for all drill holes. The ore (mineralized) lenses where erratic, however, in total, it was felt that the resource was, a reasonable approximation of the potential of the two reefs. A 10.5 ft3/ton tonnage factor for >1% copper mineralization and an 8.0 ft3/ton tonnage factor for >4% Cu mineralization was utilized.

These estimations reported 5 million tons (4.56 million tonnes) at 4% Cu and 40 million tons (36.2 million tonnes) at 2% Cu, respectively without reporting cut-off grades. The sources of these estimations are unknown.

In 1997, a more rigorous resource estimation of the Ruby Creek (Bornite) deposit used Vulcan 3D modeling and resource estimation software. A series of grade shells at 0.2%, 0.5% and 1.0% copper were manually constructed on sections and imported into the Vulcan. Within each shell, separate resource calculations at 0.5%, 1.0%, 2%, and 4.0% copper cut-off grades were made. The grade shells were constructed irrespective of various lithologies or mineralization styles. Attempts to create meaningful semi-variograms for copper mineralization were unsuccessful. Lacking useful semi-variograms, an inverse distance squared weighting methodology was used to estimate the resource. Results of the estimation are shown in Table 4.

Table 4: Bornite Historical Resource (Kennecott, 1997)

Cut-off (% Cu)	0.2% Grade shell		0.5% Grade shell		1% Grade shell
	Tonnage (M tonnes)	Grade (Cu %)	Tonnage (M tonnes)	Grade (Cu %)	Tonnage (M tonnes)	Grade (Cu %)
0.5	71.6	1.24	40.5	1.41	17.1	2.02
1.0	27.0	2.09	22.3	1.92	14.2	2.26
2.0	6.6	4.48	4.7	4.02	4.0	4.39
4.0	2.2	8.06	1.5	7.15	1.1	9.54

An approximation of the specific gravity, based on the relationship of copper grade to specific gravity, was supplied by Kennecott. No support for the approximation was presented. The author recognized that the tonnages for massive pyrite areas with low grade copper zones are significantly underestimated.

Bornite Project - Geological Setting and Mineralization

The Bornite Project is located within the Arctic Alaska Terrane, a sequence of mostly Paleozoic continental margin rocks that make up the Brooks Range and North Slope of Alaska. It is within the Phyllite Belt geologic subdivision, which together with the higher grade Schist Belt, stretches almost the entire length of the Brooks Range and is considered to represent the hinterland of the Jurassic Brooks Range orogeny. The southern margin of the Phyllite Belt is marked by melange and low angle faults associated with the Kobuk River fault zone, while the northern boundary is thought to be gradational with the higher grade metamorphic rocks of the Schist Belt.

The autochthonous stratigraphy of the Ambler district is characterized by lower greenschist to epidote-amphibolite facies, pelitic, carbonate and local metavolcanic rocks.

The geology of the Ruby Creek resource area of the Bornite Project is composed of alternating beds of carbonate rocks (limestone and dolostone) and calcareous phyllite. Limestone transitions laterally into dolostone, which hosts the majority of the mineralization and is considered to be hydrothermal in origin. Spatial relationships and petrographic work establish dolomitization as genetically related to early stages of the copper mineralizing system.

Our geologists have been unable to identify any meta-igneous rocks in the resource area; all lithologies described are interpreted as metasedimentary in origin.

Potentially the earliest and most prominent structure in the resource area is the northeast-trending, steeply northwest-dipping Iron Mountain structure which is interpreted as either a pre or syn-mineral (Devonian) growth fault; or, the post-mineral (Cretaceous) axis of a small overturned kink fold. Numerous observations can be made to support both interpretations. Importantly, the distribution of pre-mineral sedimentary breccias and the mineralization which is relatively undeformed along the corridor suggest an early ore-controlling origin of the structure likely modified by later post mineral deformation.

To the north, the Bornite Carbonate sequence is in fault contact with the Beaver Creek phyllite along the moderately north-dipping Beaver Creek fault.

Bornite Project - Mineralization

Copper mineralization in the South Reef zone consists of one to as many as three mineralized intervals (at a 0.5% cut-off) coalescing into a crudely stratiform body hosted in secondary dolomite developed at or near the Iron Mountain structure. The body which is approximately 250 m to 300 m wide and 750 m long varies in true thickness from roughly 10 m to as much as 170 m.

Copper mineralization at the Ruby Creek zone consists of at least seven stacked, crudely-stratiform bodies hosted in secondary dolostone. These approximately tabular zones are semi-equant in plan view and range from approximately 75 to 1700 meters in dimension (at a 0.2% copper cut-off). True thicknesses vary greatly and range from roughly 1 to greater than 150 meters with thicknesses up to 200 meters where multiple zones are closely stacked.

High grade mineralization—massive copper sulfides of greater than 10% copper—occurs as stratiform bodies with footprints of 50 to 150 meters and thicknesses ranging from 1 to 17 meters.

The Bornite deposit area is divided into three generalized zones or loci of increased grade and thickness: the South Reef zone and the Ruby Creek zone comprised of the Lower Reef and Upper Reef. The Lower and Upper Reefs of the Ruby Creek zone are separated stratigraphically, but lie along a common north-easterly trend, and the South Reef is located about 750 m to the southeast along a similar north-easterly trend.Copper mineralization at the Bornite Project is comprised of chalcopyrite, bornite, and chalcocite distributed in stacked, roughly stratiform zones exploiting favorable stratigraphy within the dolomitized limestone package. Mineralization occurs, in order of increasing grade, as disseminations, irregular and discontinuous stringer-style veining, breccia matrix replacement, and stratiform massive sulfides. Typical high grade mineralization is composed of strong chalcocite, bornite and chalcopyrite mineralization.

The distribution of copper mineral species is zoned around the bottom-center of each zone, with bornite-chalcocite-chalcopyrite at the core and progressing outward to chalcopyrite-pyrite. Additional volumetrically minor copper species include carrollite, digenite, tennantite-tetrahedrite, and covellite. Stringer pyrite and locally significant sphalerite occur above and around the copper zones, while locally massive pyrite and sparse pyrrhotite occur in association with siderite alteration below copper mineralization in the Lower Reef.

In addition to the copper mineralization, significant cobalt mineralization (e.g. RC11-0187 with 34.7m at 0.10% Co in the South Reef, RC11-0184 with 5.5m at 0.44% Co in the Upper Reef) is found accompanying bornite-chalcocite mineralization. Cobalt occurs with high grade copper as both carrollite (Co2CuS4) and as cobaltiferous rims on recrystallized pyrite grains.

Appreciable silver values (e.g. RC11-0184 with 5.5m at 30.9g/t) are also found with bornite-rich mineralization in the South Reef and Ruby Creek zones.

The Bornite carbonate sequence host to the mineralization at the Bornite Project is exposed over approximately 16 km along the north slope of the Cosmos Hills and to a lesser extent on the southern margin of the Cosmos Hills arch. Numerous areas of hydrothermal dolomitization and copper mineralization occur across the entire width of outcropping carbonates and are the focus of ongoing regional exploration by us Most notable of the known prospects are the Pardner Hill and Aurora Mountain areas, where outcropping mineralization was discovered and drill-tested during the Kennecott era.

The Pardner Hill prospect is located 3 miles (5 kilometers) west of the Bornite deposit and consists of a 3 kilometer long Cu (± Zn) soil and rock geochemical anomaly in rubble cropping ferroan dolostone. Kennecott drilled 16 holes in the area and defined a stratiform copper mineralized zone roughly 150 by 400 meters and varying from 5 to 35 meters thick at the southern end of the geochemical anomaly. Mineralization remains open down-dip and to the south.

Dolomitization and anomalous copper and zinc geochemistry also characterize the Aurora Mountain prospect, located 3.6 miles (6 kilometers) west of Bornite. Anomalies are distributed along a 2 kilometer mineralized horizon about a third of which has been tested by 4 Kennecott era drill holes.

Bornite Project - Exploration

Exploration in and around the Bornite Project by Kennecott from 1957 to 1998 is summarized above. In addition to the extensive drilling completed during the more than 40 year tenure of Kennecott in the district, Kennecott completed widespread surface geochemical sampling, regional and property scale mapping, and numerous geophysical surveys employing a wide variety of techniques. The majority of this data has been acquired by us and forms the basis for renewed exploration targeting Bornite-style mineralization in the Bornite carbonate sequence.

NovaGold as the precursor company to us began to actively pursue an agreement to explore the Bornite Project with NANA in 2005 resulting in an initial airborne geophysical survey in 2006. Negotiations on the consolidation and exploration of the entire Ambler district continued for the next several years culminating in the NANA Agreement in October, 2011.

With the NANA Agreement approaching completion, NovaGold initiated work in 2010 to begin to characterize the exploration potential and depositional controls by re-logging and re-analyzing select drill holes with a Niton portable XRF to determine geochemical variability. In 2011, NovaGold began an initial drill program to verify the historical database and exploration potential and conducted additional geophysical surveys to provide better targeting tools for continued exploration in the district. In 2012, NovaCopper expanded the IP geophysical coverage completing a major district-wide survey that targeted the prospective Bornite Carbonate sequence.

2006 NovaGold Exploration

In 2006, NovaGold contracted Fugro World Wide to complete a detailed helicopter DIGHEM magnetic, electromagnetic and radiometric survey of the Cosmos Hills. The survey covered a rectangular block roughly 11 by 30 miles (18 by 49 kilometers which totaled 2852 line kilometers). The survey was flown at a 1000 foot (300 meter) line spacing with a line direction of N20E. The DIGHEM helicopter survey system produced detailed profile data of magnetics, EM responses and radiometrics (total count, uranium, thorium and potassium) and was processed into maps of magnetics, discrete EM anomalies, EM apparent resistivities, and radiometric responses.

2010 NovaGold Exploration

In 2010, in anticipation of completing the NANA Agreement, NANA granted NovaGold permission to begin low level exploration at the Bornite Project consisting of re-logging and re-analysis of select drill holes using a Niton portable XRF. A profile containing Kennecott surface diamond drill holes RC-27, -29, -32, -35, -53, -0, -62 and -102 and underground drill hole RU-16 were re-logged and analyzed in the Bornite Camp in 2010.

In general, the re-logging agreed moderately well with the 1996 Kennecott interpretation. Apparent general relationships include: 1) a thick area of dolomitization centred at ~ RC-60 corresponding with mineralization, and surrounding and overlying the No. 1 Ore Body; 2) iron-rich dolomite, forming an inner alteration zone; and 3) a strong stratigraphic control with mineralization occurring in dolomitized limestones immediately overlying a graphitic phyllite.

One notable distinction from the Kennecott interpretation in the re-logging was the recognition of a significant stratigraphic and structural discontinuity between the southeastern and northwestern parts of the section. A sharp, apparent truncation or offset of mineralization, dolomitization and stratigraphic units across this boundary is apparent in the re-logging effort. Interpretation of the discontinuity remains unclear at this time but could represent either a post-mineral offset or a potential syn-mineral feeder structure associated with mineralization in the No. 1 Ore Body.

The apparent structural complexity in the area surrounding the No. 1 Ore Body including the inferred structural discontinuity east of the No. 1 Ore Body contrast with the stratigraphic and structural continuity evident in weakly- to un-mineralized strata in the northwest part of the section. The structural heterogeneity in the area of the No. 1 Ore Body suggests that inferred structures in this area may have been active during hydrothermal activity and may have in part controlled mineral deposition.

In addition to the 2010 re-logging effort, NovaGold contracted a consulting geophysicist to compile a unified airborne magnetic map for the Ambler district from Kennecott, Alaska DNR and NovaGold airborne geophysical surveys.

2011 NovaGold Exploration

In light of the relatively poor understanding of appropriate ground geophysical techniques for the prospect and the extensive cover over perspective stratigraphic terrain dipping shallowly to the north in the Ambler lowlands, NovaGold in 2011 contracted Zonge International to conduct both dipole-dipole complex resistivity induced polarization (“CRIP”) and natural source audiomagnetotelluric (“NSAMT”) surveys over the prospect to develop better geophysical tools for further exploration.

NSAMT data were acquired along two lines totaling 5.15 line-km, with one line oriented generally N-S through the center of the survey area and one being the southernmost E-W line in the survey area. CRIP data were acquired on five lines – four E-W lines and one N-S line – for a total coverage of 14.1 line-km and 79 collected CRIP stations. The initial objective of the survey was to investigate geological structures and the distribution of sulfides possibly associated with copper mineralization.

Results from the paired surveys show that wide spaced dipole-dipole resistivity is the most effective technique in direct targeting of the mineralization package. Broad low resistivity anomalies reflecting the pyrite haloes and mineralization appear to define the limits of the fluid package. Well defined and often very strong chargeability anomalies are also present but appear in part to be masked by phyllitic units which also have strong chargeability signatures. The NSAMT show similar resistivity features as the IP but are less well resolved.

2012 NovaCopper Exploration

In light of the success of the 2011 geophysical program, NovaCopper contracted Zonge International to conduct a major district-wide dipole/dipole IP survey, a down-hole IP radial array survey in the South Reef, and an extensive physical property characterization study of the various lithologies to better interpret the existing historical geophysical data.

Zonge completed 48 line km of 200 m dipole/dipole IP during 2012, infilling and expanding on the 2011 survey, and stretching across the most prospective part of the outcropping permissive Bornite Carbonate sequence. Although the data are only now being interpreted, the results show a well-defined low resistivity area associated with mineralization and variable IP signatures attributed both to mineralization and the overlying Beaver Creek phyllite. Numerous target areas occur in the immediate Bornite area with lesser targets occurring in the Aurora Mountain and Pardner Hill areas and in the far east of the survey area. During the 2012 drill program at South Reef, a single drill hole was targeted on a low resistivity area approximately 500 m to 600 m southeast of the South Reef trend. Although the drill hole intersected some dolomite alteration in the appropriate stratigraphy, no significant sulphides were encountered.

In addition to the extensive ground IP survey, Zonge also completed 9 km of down-hole radial IP using an electrode placed in drill hole RCDH12-0197 to further delineate the trend and potential in and around the South Reef. Mineralization shows as broad conductive areas in both the Ruby Creek and the South Reef zones. The resistivity survey indicates there is potential to expand the South Reef zone to the northeast and to the south.

Exploration Potential

The Ambler district in which the Bornite Project is located, was the focus of major exploration activities in the 1960’s though the early 1980’s after which the district received little attention. Exploration beginning after NovaGold’s entry into the district in 2004 using current exploration techniques and ore genesis models suggests the Bornite carbonate sequence is a substantial exploration target.

Outcropping exposures of the ore-hosting carbonate stratigraphy along with large areas of precursor dolomite alteration occur over roughly 18 km of strike along the northern flank of the Cosmos Hills. Historical exploration drilling has focused solely on outcropping mineralization and subsurface extensions at Bornite and the Aurora/Pardner Hill areas. Much of the carbonate belt has yet to be evaluated.

Recent USGS dating of mineralization in the Ambler district has shown that the VMS belt hosting the Arctic deposit and the Bornite carbonate-hosted mineralization are contemporaneous and only slightly post-date enclosing stratigraphy. This early and extensive syngenetic/early epigenetic signature, along with the overall fluid chemistry of the system investigated by early workers, point to large saline basin-generated fluid transport as the mechanism controlling the metallogeny of the Ambler district. Importantly similar metallogenies related to saline, basin-generated fluids and their associated deposits form some of the largest Cu-districts in the world.

Understanding the potential scale of mineralization in the Ambler district has led us to adopt geophysical and geochemical zonation as their main tools of exploration.

Airborne geophysics undertaken in 2006, along with district wide compilations of select third party data discussed above show that the Bornite carbonate section and bounding stratigraphy simply dip to the north under the Ambler lowlands toward the Ambler schist belt. This opens important potential to explore for high-grade Bornite-style carbonate-hosted deposits at depth using new deeper-penetrating geophysical techniques.

The geophysical surveys have delineated significant NNE to NE oriented structures which appear in part to control local basin morphology and mineralization. Better understanding of basin development and its structural framework is critical to exploration of Bornite-style systems.

In 1999, Kennecott completed an initial gravity survey of the lowlands showing significant gravimetric anomalies which may indicate structural dislocations and potential alteration and mineralization. In 2011, we investigated both deep IP and NSAMT geophysical techniques. Results from the 2011 program led to a 2012 district-wide, 200 m dipole-dipole, deep-penetrating IP survey. That survey along with extensive 2012 physical property data capture for all lithologies and existing ground IP, gravity and airborne EM and magnetic surveys is currently being used to develop a comprehensive geophysical model of the district to support future exploration targeting.

In addition to the geophysical techniques utilized in exploration, recent ICP trace element analysis suggests a series of effective zonation vectors, including very distinct high iron (as pyrite) and zinc (as sphalerite) zones which overly and cap areas of significant copper mineralization.

Bornite Project - Drilling

The subsurface of the Bornite deposit has been explored by 217 diamond drill holes totaling 70,003 meters in 20 different annual campaigns dating from 1957 through 2012. Three underground programs totaling 51 drill holes targeted on the No.1 Ore Body were completed between 1966 and 1968.

All of the drill campaigns except the 2011 NovaGold campaign and the 2012 NovaCopper campaign, 14 and 22 drill holes, respectively, were undertaken by Kennecott. Sprague and Henwood, a Pennsylvania-based drill company completed all of the Kennecott drilling except the 1997 program (3 drill holes) completed by Tonto Drilling Services, Inc. (a NANA Dynatech company). The 2011 NovaGold and 2012 NovaCopper programs utilized Boart Longyear Company.

In the initial years of drilling at the Bornite Project, Kennecott relied on AX core (1.1875 inch diameter) but as deeper holes pursuing mineralization down dip to north became the norm, use of BX core (1.625 inch diameter) was gradually implemented. Small diameter AX rods would twist under the high torque and deviate in undetermined directions. From 1966 to1967 drilling activity at Bornite moved underground and EX diameter core (0.845 inch diameter) was implemented to define the No.1 Ore Body. Drilling activity moved back to the surface in 1968 and from 1968 to 1972, BX core was most commonly drilled. In later years, core size increased to NX (2.125 inch diameter) and in 2011 to NQ (1.874 inch or 47.6 mm diameter) and HQ (2.5 inch or 63.5 mm diameter). Progressively larger diameter drill rods have been continually increased over the years in an attempt to minimize drill hole deviations.

Drill Campaigns

In October 1965, Kennecott began a shaft to further investigate the No.1 Ore Body. In 1966 the shaft reached the 297 meter level. At this level a 91 meter crosscut was driven due north to the No.1 Ore Body. The shaft was continued to 328 meter deep to prepare a sump and loading pocket. On October 27, 1966 a small blast to excavate a bay at the bottom of the shaft opened a watercourse. The in-flood of water quickly exceeded the pump capacity and within 12 hours the 328 meter shaft was flooded to within 13 meters from the surface.

Prior to the shaft flooding, six diamond drill holes were completed from the 700 level shaft station and 22 drill holes from the 975 shaft station and cross cut. In 1967 the shaft bottom was partially sealed then pumped out and an additional twenty-four holes were drilled from the 975 level and the 700 level shaft stations.

Between 1968 and 1983, Kennecott completed very limited drilling at the Bornite Project largely focusing on extensions to the No.1 ore Body or targeting the South reef area. Kennecott subsequently sold the property to NANA and no exploration drilling occurred between 1983 and 1997. In 1997 Kennecott leased the Bornite Project from NANA and drilled five exploration holes.

In 2011, NovaGold negotiated a preliminary agreement with NANA, allowing NovaGold to conduct an exploration program on the Bornite Project in anticipation of the broader scoped NANA Agreement which was close to completion. That year NovaGold drilled 14 holes totaling 5,819 meters.

The 2011 NovaGold drill program had three objectives: 1) to obtain new geologic and assay data to verify and validate the previous work done by Kennecott; 2) to test extensions of the know deposit; and 3) to drill new areas for potential mineralization and geologic information near the deposit.

In 2012, NovaCopper, based on the results of its 2011 exploration drilling at South Reef, began aggressively delineating mineralization in that zone. A total of 21 drill holes and one nearby exploration drill hole were completed totalling 15,457 m. The drilling was patterned on hexagonal closely-packed drill spacing with individual holes spaced approximately 100 m apart on the apices of equilateral triangles.

Results from the South Reef drilling in 2012 are shown in Table 5.

Table 5: 2012 South Reef Drilling Significant Mineralized Intervals

			thickness	Cu	Co	Au	Ag
	from	to	metres	%	%	g/t	g/t
DDH RC12-0195 1 interval	581.7	593.5	11.7 11.7	2.74 2.74	- -	- -	- -
DDH RC12-196 2 intervals	460.2 489.8	486.8 504.1	26.6 14.3 40.8	2.64 1.47 2.23	- - -	- - -	- - -
DDH RC12-197 2 intervals	397.4 442.4	435.4 462.6	37.9 20.2 58.1	3.12 1.83 2.67	- - -	- - -	- - -
DDH RC12-0198 2 intervals	544.6 631.7	562.3 652.9	17.7 21.2 38.9	1.47 3.86 2.77	- 0.23 -	- 0.22 -	- - -
DDH RC12-0199 1 interval	580.0	586.5	6.5 6.5	4.30 4.30	- -	- -	- -
DDH RC12-0200 4 intervals	488.0 536.3 566.0 584.3	502.6 538.6 578.2 605.7	14.7 2.3 12.2 21.4 50.5	4.73 9.47 3.42 1.86 3.41	- - - - -	- 0.39 - - -	- 5.6 - - -
DDH RC12-0201 1 intervals	560.1	596.5	36.4 36.4	5.27 5.27	- -	- -	- -
DDH RC12-202 2 intervals	533.9 578.5	561.8 591.3	27.9 12.8 40.6	4.13 2.41 3.59	- - -	0.27 - -	6.1 - -
DDH RC12-0203 3 intervals	392.1 444.4 629.2	420.0 463.6 651.7	27.9 19.2 22.5 69.6	1.67 1.59 2.78 2.01	- - - -	- - - -	- - 14.9 -
DDH RC12-0204	no significant intervals		-	-	-	-	-
DDH RC12-0205 2 intervals	621.2 638.6	635.5 647.2	14.3 8.6 22.9	2.67 2.48 2.60	- - -	- - -	- - -
DDH RC12-0206 2 intervals	516.6 657.1	524.6 661.2	8.0 4.2 12.2	4.44 5.50 4.80	- - -	- 0.15 -	- - -
DDH RC12-0207 1 interval	540.0	551.7	11.7 11.7	5.02 5.02	- -	- -	- -
DDH RC12-0208	hole lost before target depth
DDH RC12-0209	667.5 686.9	682.4 715.7	14.9 28.8	1.68 3.79	- -	- 0.13	- -

including* 4 intervals	723.0 729.1 752.5	738.2 731.7 764.8	15.2 2.6 12.3 71.2	5.94 22.26 2.93 3.66	- - - -	- 0.30 - -	- - - -
DDH RC12-0210	no significant intervals - exploration drill hole - 500m east				-	-	-
DDH RC12-0211 including* including* 4 intervals	619.8 637.2 651.7 656.3 673.7 676.2	628.0 642.5 669.2 658.5 686.9 679.4	8.2 5.3 17.5 2.2 13.2 3.2 44.2	7.91 4.08 5.10 16.80 6.96 14.28 6.06	- - 0.07 0.45 0.06 0.08 -	0.15 - 0.47 3.18 0.23 0.42 -	- - 11.02 58.70 - - -
DDH RC12-0212 2 intervals	551.2 570.4	559.9 578.5	8.7 8.2 16.8	4.95 3.64 4.31	- - -	- 0.15 -	- - -
DDH RC12-0213 1 interval	606.7	610.3	3.6 3.6	3.97 3.97	- -	- -	6.5 -
DDH RC12-0214 3 intervals	480.3 498.1 540.5	493.8 533.3 565.6	13.5 35.2 25.1 73.8	2.27 2.50 3.18 2.69	- - - -	- - - -	- - - -
DDH RC12- 0215* 1 interval	634.5	652.1	17.6 17.6	2.05 2.05	- -	- -	- -
DDH RC12- 0215W** 1 interval	628.7	644.5	15.9 15.9	2.54 2.54	- -	- -	- -
DDH RC12-0216 3 intervals	599.6 627.7 671.0	609.8 639.2 726.7	10.1 11.4 55.7 77.2	2.80 4.71 4.45 4.27	- - 0.05 -	- - 0.27 -	- 8.4 - -

All of the drill data collected during the Kennecott drilling programs (1958 – 1997) was logged on paper drill logs, copies of which are stored in the Kennecott Exploration office in Salt Lake City, Utah. Electronic scanned copies of the paper logs, in PDF format, are held by us.

In 1995, Kennecott entered the drill assay data, the geologic core logs, and the down hole collar survey data into an electronic format. In 2009, NovaGold geologists verified the geologic data from the original paper logs against the Kennecott electronic format and then merged the data into a Microsoft SQL database.

For the 2011 and 2012 NovaGold/NovaCopper drill programs, a commercial computer based core logging system was used. The core logging software, GeoSpark Logger was developed by GeoSpark Consultants Inc. The data logger program stores the information logged in a Microsoft SQL database which in turn is validated then merged into the main database. In 2012, the system was modified to allow each laptop to sync daily to the master Data Logger database residing on the Bornite Camp server. The server was periodically backed up and the database was sent to Vancouver, British Columbia for backup storage. The camp server is stored in the Fairbanks field office at the end of each field season. Hardcopies of the 2011 and 2012 drill core logs are stored in the Fairbanks office. Scanned copies of the Kennecott-era drill logs are also stored in the Fairbanks field office.

In general, core recovery averaged >90 percent with only slightly poorer recovered in phyllitic rocks. Mineralized dolomitic units had excellent recoveries in excess of 93 percent. South Reef drilling, in 2012, showed core recovery rates of 88.8% overall and 88.3% in the mineralized dolomite and massive sulphide intervals.

Bornite Project - Sample Preparation, Analyses and Security

During the 2011 and 2012 drill programs at the Bornite Project, we utilized strict sampling protocols developed for the nearby Arctic deposit in 2004 and documented in written NovaGold procedures manuals for all subsequent years. The following discussion outlines the standard protocols used by us in 2011 and 2012. The entire length of each hole was sampled excluding recovered overburden. Core-logging geologists marked each sample interval on the core and labelled the core boxes using a china marker. A tear-off sample tag was affixed to the core box at the beginning of each sample interval which typically ranged from 1 to 3 meters in length though samples as short as 0.35 meters and as long as 6.09 meters were taken in a few instances. Sample intervals within mineralized zones were limited to a 2 meter maximum length. Sample breaks were placed at lithological contacts and changes in alteration and sulfide mineralization. There are no known drilling or recovery issues that could materially impact accuracy.

The core was digitally photographed and cut in half using diamond core saws after logging at the on-site core facility. If the drill core intersected mineralization at a shallow angle, the core logging geologist would place a guide line on the core to ensure a representative sample. Oriented core was cut along the orientation mark to preserve the orientation of the core unless otherwise marked by the core geologist. One-half of the cut core was returned to the box for storage on-site and the other half was bagged and labeled for sample processing and analysis.

Sampling of drill core by Kennecott during their tenure on the property focused primarily on moderate to strongly mineralized zones. Numerous intervals of weak to moderate mineralization remain un-sampled in the historic drill core and in the 1997 campaign, where Kennecott did not intersect significant mineralization, no analyses were undertaken for resource evaluation. Intervals of moderate to strong sulfide mineralization were selected for sampling and analyses were conducted by the Union Assay Office Inc. of Salt Lake City, Utah, prior to the establishment of the on-site lab in 1962.

The 2011 and 2012 halved core samples were crushed to 70% passing 2 millimeters and a nominal 250 gram split was pulverized to 85% passing 75 microns at the ALS Minerals Fairbanks facility. The resulting pulp was sent to ALS Minerals Vancouver lab for analysis. Gold content was determined by fire assay fusion with an atomic absorption (AA) finish from a nominal 30 gram split. Initial results for all other elements (48) were determined via four acid digestion and both ICP-MS and ICP-AES analysis on a nominal 25 gram split. Samples with over limit values for copper and zinc (>10,000ppm) were re-run using a four acid digestion, which was diluted for an ICP-AES or AA finish. Samples greater than 40% Cu were re-run using a volumetric titration finish after a four acid digestion.

NovaCopper continued its QA/QC program first initiated by NovaGold in 2004. Three QA/QC samples selected by the logging geologist were inserted into every 20 sample batch. QA/QC samples included one duplicate, one blank, and one standard reference material (“SRM”). Duplicate samples were prepared at the prep facility by taking a second split from the entire prepped sample. In 2011, a commercial landscape marble was used as the blank material for every drill hole, except one. Barren marble core, from a previous abandoned drill hole, was used as the blank material for one 2011 drill hole and all 2012 drill holes.

In 2011, a very low grade SRM was inserted in batches that consisted of unmineralized core. The other three SRMs, ranging in accepted copper values of 0.193% to 2.37%, were inserted to match the estimated copper content of the core. One SRM was sourced from CDN Resource Laboratories Ltd. labs in Langley, British Columbia and the other three were from Ore Research and Exploration in North Victoria, Australia. In 2012, a very low grade SRM was inserted in batches that consisted of unmineralized core. The other four SRMs, ranging in accepted copper values of 0.193% to 10.403%, were inserted to match the estimated copper content of the core. Two SRMs were sourced from CDN labs ; one was sourced from Ore Research & Exploration Pty Ltd., North Victoria, Australia; and, the remaining two were sourced from Geostats Pty Ltd. of Western Australia. Assay performance for blank and SRM samples was within acceptable limits.

Check samples for a second lab were selected by the project geologist once all the primary assay results were received. The check samples consisted of 5% of the total samples from only the mineralized lithologies (carbonates and semi to massive sulfides) and were randomly selected. These samples were forwarded to Acme labs, also located in Vancouver, British Columbia. No bias is apparent.

The QA/QC results are reviewed by the database administer in the Vancouver office.

All 2011 and 2012 core logging data including sample intervals and descriptions, were directly entered into a Microsoft Access based application called DataLogger, created by, and customized for the project by GeoSpark Consulting Inc., of Nanaimo, British Columbia. In 2011, this data was imported on a weekly basis into the DataShed database located on a server in the NovaGold Vancouver Office. In 2012, the system was modified to allow each laptop to sync daily to the master Data Logger database residing on the Bornite camp server. Assay data was imported directly into DataShed from csv files either downloaded or e-mailed from ALS Labs.

Each cut sample interval was placed in a 6-mil polyethylene bag with the sample number written in black permanent marker with an attached Tyvek sample card stub detailing the sample number and bar code. Two to four samples were placed into a larger rice bag labeled with the ALS Minerals address, project (hole) number, bag number, and sample numbers enclosed. The rice bag was secured with a pre-number plastic security tie and a twist wire tie. The security tie number was recorded, along with the total weight. The rice bags were transported from the Bornite Camp to Fairbanks by chartered flights on a commercial carrier. A contracted expeditor met the chartered flights at the airport to pick-up up the sample shipment and deliver directly to the ALS Minerals prep facility, 1060 Bush Street, Fairbanks. Each drill hole was dispatched as one project, though many shipments were necessary per hole due to the limited capacity of the charter flights. ALS processed each batch as they arrived at the prep facility; however, ALS held the pulps until the entire drill hole was prepared so that the drill hole was analyzed as a single project or job in Vancouver. ALS Minerals did not notify us that any security ties were missing or broken or that any other issues occurred with the sample shipments or packaging.

In addition to the analytical data, density measurements for the 2011 and 2012 programs were performed on-site by internal personnel. The specific gravity of selected samples was calculated by weighing the entire assay interval dry and then submersed it in water. No known density measurements were performed by Kennecott.

Our independent Qualified Person (BD Resource Consulting) considers the Bornite Project drill core sampling protocols, security and analytical procedures to meet accepted industry standard procedures. Core recovery is good and there is no evidence that diamond drill recovery could materially impact the assay sampling results.

Analytical and Test Laboratories

ALS Minerals was used for all primary analyses submitted in 2011 and 2012. The core samples were sent from site to the ALS prep facility in Fairbanks, Alaska. The samples were processed and reduced to pulps at this facility and sent to ALS Minerals Vancouver, British Columbia lab for analysis. ALS Minerals is located at 2103 Dollarton Highway, North Vancouver, British Columbia, V7H 0A7. ALS Minerals complies with and is accredited for the requirements of ISO 9001:2008 and ISO/IEC 17025:2005 General Requirements for the Competence of Testing and Calibration Laboratories.

The ALS Minerals Vancouver lab forwarded the selected check sample pulps to Acme Analytical Labs, also in Vancouver. Acme Labs is located at 1020 Cordova St. East, Vancouver, British Columbia V6A 4A3. Acme Labs is compliant with the ISO 9001 Model for Quality Assurance and ISO/IEC 17025 General Requirements for the Competence of Testing and Calibration Laboratories.

Historical core was analyzed by Union Assay Lab in Salt Lake City, Utah and by the on-site Kennecott lab established in 1964.

Bornite Project – Database Management and Data Verification

In 2007, legacy data (1957-1997) was compiled from both digital and paper logs supplied by Kennecott into a central Microsoft Access database.

In 2008, the Microsoft Access database was imported into DataShed©, a SQL based data management software program created by Maxwell Geoservices Pty Ltd.

In 2011, NovaGold began using a Customizable Data Logger created by GeoSpark Consulting at the Bornite Project. This Microsoft Access© based software was used to capture all drilling and surface data. A data entry technician entered the geological information, collar, and down-hole survey data, at the Bornite camp. This data was then exported by geologists on site to Microsoft Excel© or Access format and posted on a secure FTP site for the Database Manager in Vancouver. These exports were then imported directly into the DataShed database in Vancouver. Assay data were imported directly from electronic files provided by the laboratories. At the end of the field season, all geological information, collar, and down-hole survey information was visually verified by staff geologists by comparing original files against an export of the database.

Also in 2011, NovaGold began to capture specific gravity and geotechnical data, such as Rock Quality Designation (RQD) and core recovery. Specific gravity data were recorded and then entered into Microsoft™ Excel spreadsheets. Geotechnical data were recorded and then entered into the Data Logger software. Data were exported to the Database Manager in Vancouver to be included in the DataShed database. A 100% visual check of the specific gravity and geotechnical logs were completed at the end of the 2011 field season and all errors and omissions were corrected in the DataShed database.

In 2012, NovaCopper contracted GeoSpark to convert the Bornite Project DataShed database into a SQL-based data management software program. GeoSpark was contracted to update the Data Logger software, manage the database, and provide ongoing QA/QC support. In 2012, NovaCopper geologists logged directly into the Data Logger software and data were uploaded to the master database on a daily basis. Assay data were imported directly from electronic files provided by the laboratories. At the end of the field season, QA/QC checks were conducted on the database and, at that time, some minor errors and omissions were corrected. Geotechnical data (RQD and Recovery) was also captured on paper and entered into the Data Logger program. A 100% visual check of the 2011 Geotechnical logs has been completed and all errors and omissions have been corrected in the DataShed Bornite database.

In order to ensure the integrity of the Bornite Project database, an independent data management consultant was contracted by NovaGold to carry out a 100% audit of the historic (1957-1997) collar, down-hole survey, sample interval and assay data in September 2011. There are no previous known comprehensive audits of the historic Bornite dataset.

A preliminary Bornite Project database had been constructed in previous years by NovaGold staff as outlined above, which was used as a starting point for the Cote audit. After initial review it was determined that since the 2007 NovaGold database was so limited, it was deemed prudent to not simply audit the database but to rebuild the entire dataset from the original data sources now in our possession. Collar, down hole survey, sample interval and assay data were re-entered using double entry procedures to ensure validity. All remaining data including lithology, alteration and mineralization have not been re-entered or validated at this time. Discrepancies and errors and subsequent actions and adjustments to the new database for the collar, downhole survey, interval and assay data are outlined below and were implemented.

Collar Data

  213 collars were initially in the Bornite database in DataShed

  76 of the 213 collars could not be verified with any original data source

  9 significant conversion errors were identified within the RC holes

  All of the RU and RUS underground holes had significant conversion errors

  All of the verified collar data were merged into the Bornite database in DataShed

Down hole Survey Data

  664 down-hole survey records were initially in the Bornite database in DataShed

  160 of the 664 could not be verified with any original data source

  20 of the 504 records that could be verified had small (<2 degree) errors, mostly due to incorrect calculations using magnetic north.

  All of the verified data was merged into the Bornite database in DataShed

Sample Data

  After backup, all sample data were deleted from the Bornite database in DataShed

  7,385 samples were located from original data sources (documents, drill logs, etc.)

  563 “NoSample(s)” were created to account for un-sampled intervals

  819 QC (check) samples were delineated

  39 overall errors (meterages, sample numbers) were identified

  28 of the 39 errors were accepted and changes were made to the database after review of the results

  All of the verified sample data were merged into the Bornite database in DataShed

Assay Data

  After a similar backup, all assay data was deleted from the Bornite database in DataShed

  In a first pass of the assay data, all copper (Cu) values from assay certificates were entered

  After the first pass, 1,385 Cu values in the database without verifiable data sources listed

  After the first pass, 1,766 cobalt values and 743 base metal values (gold, silver, lead, and zinc) were without a verifiable data source. A NovaCopper geologist made a second pass and entered the remaining copper assay data from other sources (principally drill logs) and then made a third pass and verified the remainder of the cobalt and base metal data.

  All of these verified assay values have been merged into the Bornite database in DataShed

Overall, there were very few errors (<3%) found between the entire historic and the re-entered Bornite Project database. Collar errors were mostly transformation problems between coordinate systems while errors in the down-hole survey data were small azimuth and dip calculation problems. Minor errors in the sample data were generally meterage typos. All errors have been addressed and corrected.

Bruce Davis, FAusIMM, BD Resource Consulting, Inc., examined a series of randomly selected drill core intervals from the Ruby Creek and South Reef zones during his site visits in July, 2011 and September, 2012. In all cases, the type and content of observed copper-bearing minerals supported the copper grades found in the Bornite Project database.

The South Reef database is derived from 100% NovaCopper-era drill holes and six Kennecott drill holes which were re-sampled by NovaCopper in 2012.

Bornite Project - Mineral Resource Estimates

The mineral resource statement presented below is a NI 43-101 compliant mineral resource evaluation for the Ruby Creek and South Reef zones filed by us for the Bornite Project. The mineral resource model was prepared by BDRC and SIM Geological Inc. and considers diamond drill holes drilled by Kennecott during the period from 1957 to 1997, NovaGold during 2011 and NovaCopper during 2012. Bruce Davis, FAusIMM, is the president of BDRC and the author of the Technical Report. Bruce Davis is an independent “qualified person”, within the meaning of NI 43-101..Robert Sim, PGeo, is the president of SIM Geological Inc. (SGI) and the co-author of the Technical Report. Robert Sim is an independent “qualified person.The effective date of the resource statement is January 31, 2013.

The Bornite Project has no known reserves.

This section describes the resource estimation methodology and summarizes the key assumptions considered by BDRC. In the opinion of BDRC, the resource evaluation reported herein is a sound representation of the copper mineral resources found at the Bornite Project at the current level of sampling. The mineral resources have been estimated in conformity with generally accepted CIM “Estimation of Mineral Resource and Mineral Reserves Best Practices” guidelines and are reported in accordance with the Canadian Securities Administrators’ National Instrument 43-101. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted into mineral reserve.

The database used to estimate the Bornite Project mineral resources was audited by an independent consultant, Jack Cote, and the results of the audit reviewed by BDRC. BDRC is of the opinion that the current drilling information is sufficiently reliable to interpret with confidence the boundaries for copper mineralization and that the assay data are sufficiently reliable to support mineral resource estimation.

The resource estimate has been generated from drill hole sample assay results and the interpretation of a geologic model which relates to the spatial distribution of copper. Interpolation characteristics have been defined based on the geology, drill hole spacing and geostatistical analysis of the data. The resources have been classified by their proximity to the sample locations and are reported, as required by NI 43-101, according to the CIM standards on Mineral Resources and Reserves.

Bornite Project - Mineral Resource Statement

Mineral Resources are classified in accordance with the 2010 CIM Definition Standards for Mineral Resources and Mineral Reserves.

The Qualified Person for the Mineral Resource estimate is Bruce Davis a Qualified Person independent of NovaCopper. Mineral Resources for the Bornite Project are found in Tables 6, 7 and 8.

Table 6: Ruby Creek Zone Resource Estimation at Bornite - Indicated

See “Cautionary Note to United States Investors.” This section uses the term “indicated resources”. We advise United States investors that this term is not recognized by the SEC. United States investors are cautioned not to assume that estimates of indicated mineral resources are economically minable, or will be upgraded into measured mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors.”

	Indicated
Cutoff %Cu	Tonnes (millions)	Grade % Cu	Pounds (millions)
0.3	9.0	1.00	198.6
0.5	6.8	1.19	178.7
1.0	2.4	2.03	109.3
1.5	1.0	3.26	71.6
2.0	0.6	4.49	55.0

Notes:

  Base Case is 0.5% Cu cut-off grade

  Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves. See “Risk Factors” and “Cautionary Note to United States Investors.”

  Resources stated as contained within a manually constructed potentially economic resource limiting pit shell using metal price of US$3.00 per lb Cu, mining costs of US$1.50 per tonne, processing costs of US$10.00 per tonne, 100% recoveries and an average pit slope of 45 degrees.

  Mineral resource tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding. Tonnage is in metric units. Contained copper pounds as imperial pounds. See “Risk Factors” and “Cautionary Note to United States Investors.”

The mineral resources for the project have been estimated to conform to the requirements of CIM (2010). There are no known factors related to environmental, permitting, legal, title, taxation, socio-economic, marketing or political issues which could materially affect the mineral resource.

Table 7: Ruby Creek Zone Resource Estimation at Bornite - Inferred

See “Cautionary Note to United States Investors” This section uses the term “inferred resources”. We advise United States investors that this term is not recognized by the SEC. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. United States investors are cautioned not to assume that estimates of inferred mineral resources exist, are economically minable, or will be upgraded into measured or indicated mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors”.

	Inferred
Cutoff %Cu	Tonnes (millions)	Grade % Cu	Pounds (millions)
0.3	74.3	0.68	1113.3
0.5	47.7	0.84	883.2
1.0	11.4	1.31	329.8
1.5	1.9	1.94	82.8
2.0	0.5	2.65	30.3

Notes:

  Base Case is 0.5% Cu cut-off grade

  Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves. See “Risk Factors” and “Cautionary Note to United States Investors.”

  Resources stated as contained within a manually constructed potentially economic resource limiting pit shell using metal price of US$3.00 per lb Cu, mining costs of US$1.50 per tonne, processing costs of US$10.00 per tonne, 100% recoveries and an average pit slope of 45 degrees.

  Mineral resource tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding. Tonnage is in metric units. Contained copper pounds as imperial pounds.

The mineral resources for the project have been estimated to conform to the requirements of CIM (2010). There are no known factors related to environmental, permitting, legal, title, taxation, socio-economic, marketing or political issues which could materially affect the mineral resource.

Table 8: South Reek Zone Resource Estimation at Bornite - Inferred

See “Cautionary Note to United States Investors” This section uses the term “inferred resources”. We advise United States investors that this term is not recognized by the SEC. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. United States investors are cautioned not to assume that estimates of inferred mineral resources exist, are economically minable, or will be upgraded into measured or indicated mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors”.

	Inferred
Cutoff %Cu	Tonnes (millions)	Grade % Cu	Pounds (millions)
0.5	104.3	1.46	3,344
1.0	43.1	2.54	2,409
1.5	28.8	3.21	2,037
2.0	25.0	3.44	1,896
2.5	21.7	3.61	1,730
3.0	16.0	3.92	1,382
3.5	9.5	4.38	916
4.0	4.9	4.99	543

Notes:

  Base Case is 1.0% Cu cut-off grade

  Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves. See “Risk Factors” and “Cautionary Note to United States Investors.”

  Resources stated at a 1% cut-off are considered as potentially economically viable in an underground mining scenario based on an assumed projected copper price of US$2.75/lb and total site operating costs of US$60.00/tonne

  Mineral resource tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding. Tonnage is in metric units. Contained copper pounds as imperial pounds.

The mineral resources for the project have been estimated to conform to the requirements of CIM (2010). There are no known factors related to environmental, permitting, legal, title, taxation, socio-economic, marketing or political issues which could materially affect the mineral resource.

Bornite Project - Metallurgy

NovaGold did not sample any drill core for metallurgical test work in 2011. Kennecott composited 32 crushed (coarse reject) AX core samples from 5 surface holes for metallurgic float tests in 1961. The core samples were from the high grade No.1 Ore Body and averaged 13.9% Cu.

In late 2012, NovaCopper requested an initial metallurgical evaluation on a series of varying grade composites developed from the South Reef zone. Four composites reflecting low-grade (0.5 -1.0% Cu), medium-grade (1.0 -2.0% Cu), high-grade (2.0 -10.0% Cu), and very high-grade (>10.0% Cu) copper have been submitted to ALS Chemex Labs Ltd. in Vancouver, British Columbia and G&T Metallurgical Services Ltd. in Kelowna, British Columbia for analysis. Results are not yet available.

Bornite Project – Exploration and Development Permitting

Development of the Bornite Project will require a significant number of permits and authorizations from state, federal, and regional organizations. Much of the groundwork to support a successful permitting effort must be undertaken prior to submission of permit applications so that issues can be identified and resolved, baseline data can be acquired, and regulators and stakeholders can become familiar with the proposed project.

The comprehensive permitting process for the Bornite Project can be divided into three categories:

1.	Exploration state/regional permitting: required to obtain approval for drilling, camp operations, engineering, and environmental baseline studies.

2.

Pre-application phase: conducted in conjunction with engineering feasibility studies. This stage includes the collection of environmental baseline data and interaction with stakeholders and regulators to facilitate the development of a project that can be successfully permitted.

3.

The National Environmental Policy Act (NEPA) phase: formal agency review of the Federal and State requirements for public and agency participation to determine if and how the Project can be done in an acceptable manner.

Multiple permits are required during the exploration phase of the Bornite Project. The Annual Hardrock Exploration Permit (AHEA) issued by ADNR's Division of Mining, Land, and Water is a multi-year permit that is valid for up to five years. The AHEA is a multi-agency permit that includes various Nationwide Permits issued by the COE, a Title 16 Fish Habitat Permit issued by the ADF&G, a Temporary Water Use Permit issued by the ADNR, and a mining license issued by the ADOR. NovaCopper has retained a valid AHEA permit since 2011. The EPA requires a Spill Prevention, Control, and Countermeasures (SPCC) plan for bulk fuel storage of greater than 1,320 gallons. NovaCopper has retained a valid SPCC plan since 2010. Due to the location of the Project within the Northwest Arctic Borough, several Title 9 Miscellaneous Land Use permits are required, including permits for mineral exploration, bulk fuel storage, use of airstrips, and establishment of camps. NovaCopper has retained Title 9 Permits since 2004. A number of statutory reporting obligations and payments are required to maintain the claims in good standing on annual basis.

Under the NANA Agreement, NANA is required to complete a baseline environmental report following completion of cleanup of the former mining camp on the Bornite lands, to the standards required by the Alaska Department of Environmental Conservation. This includes removal and disposal as required by law of all hazardous substances present at the Bornite Project. NANA has indemnified us and will hold us harmless for any loss, cost, expense or damage suffered or incurred attributable to the environmental condition of the Bornite lands at the date of the baseline report which relate to any activities prior to the date of the agreement.

In addition, there are no indications of any known environmental impairment or enforcement actions associated with NovaGold’s or our activities to date. As a result, neither NovaGold nor we have incurred outstanding environmental liabilities in conjunction with its entry into the NANA Agreement.

Bornite Project – Environmental Considerations

We have initiated environmental baseline data collection with respect to the Bornite Project. The general discussion herein regarding environmental considerations and the Arctic Project is applicable to the Bornite Project as well. (See “Arctic Project – Environmental Considerations”).

Bornite Project – Recent Developments

The 2012 Bornite drilling program has been focused on further defining the South Reef Zone which was identified as a significant potential high grade resource area during the 2011 exploration drilling program where three holes (DDH’s RC11-0187, RC11-0192 and RC11-0194) intersected significant high grade intersections of copper mineralization. As of November 2012, we completed drilling of 22 holes, comprising approximately 15,457 meters, at the South Reef zone, which are included above and incorporated into the recently release South Reef zone resource estimation.

Drilling at South Reef has outlined a 300 meter by 700 meter northeast trending zone of mineralization. Copper mineralization remains open to the northwest, north, northeast and south.

Item 3. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole. There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

Item 4. MINE SAFETY DISCLOSURES

Operations are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). At our current stage of exploration, we are not yet subject to MSHA.

Companies required to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank. We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2012.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The NovaCopper Shares are listed on the TSX and the NYSE-MKT under the symbol “NCQ”. On February 7, there were 1,509 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. The following tables set out the market price range of the Common Shares on the TSX and NYSE-MKT for the 12 months prior to the date hereof.

	NYSE-MKT		TSX (C$)
Month	High	Low	High	Low
April 25 – 30, 2012	-	-	5.16	3.06
May 2012	3.73	2.45	3.78	2.40
June 2012	2.43	1.93	2.54	1.90
July 2012	2.21	1.75	2.28	1.75
August 2012	2.84	1.70	2.81	1.67
September 2012	2.61	2.14	2.54	2.09
October 2012	2.55	1.79	2.55	1.76
November 2012	2.90	1.96	2.90	1.98
December 2012	2.14	1.76	2.17	1.81
January 2013	2.11	1.93	2.16	1.92

On February 7, 2012, the closing price of our Common Shares on the TSX was Cdn$1.92 per Common Share and on the NYSE-MKT was $1.93 per Common Share.

Dividend Policy

We have not declared or paid any dividends on our common shares since the date of our incorporation. We intend to retain our earnings, if any, to finance the growth and development of our business and do not expect to pay dividends or to make any other distributions in the near future. Our Board will review this policy from time to time having regard to our financing requirements, financial condition and other factors considered to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,189,994	3.11	476,513
Equity compensation plans not approved by security holders	2,045,500	N/A	287,753
Total	6,235,494	2.09	764,266

Stock Performance Graph

The following graph compares the percentage change in the Company’s cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P/TSX Composite Index, assuming the reinvestment of dividends, for the past six months as the Company began trading on April 30, 2012. The performance chart assumes that C$100 per share was invested on May 31, 2012, in (i) the Company’s Common Shares at the closing price of the Common Shares on such date of C$2.40 per share, as quoted on the TSX; (ii) the S&P/TSX Composite Index; (iii) the S&P/TSX Venture 30 Index.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of NovaCopper, other than Canadian withholding tax.

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following is a general summary of the principal Canadian federal income tax considerations generally applicable under Income Tax Act (Canada) (the “Tax Act”) to a holder of Common Shares, each of whom, at all relevant times, for the purposes of the Tax Act, holds such Common Shares as capital property, deals at arm’s length with the Company, is not affiliated with the Company and, for purposes of the Tax Act, is not, and is not deemed to be, a resident of Canada and has not and will not use or hold or be deemed to use or hold the Common Shares in the course of carrying on business in Canada (a “Non-Resident Holder”). Special rules, which are not discussed below, may apply to a non-resident of Canada that is an insurer which carries on business in Canada and elsewhere.

The Common Shares will generally be considered capital property to a Non-Resident Holder unless either (i) the Non-Resident Holder holds the Common Shares in the course of carrying on a business of buying and selling securities or (ii) the Non-Resident Holder has acquire the Common Shares in a transaction or transactions considered to be an adventure in the nature of trade.

The term “U.S. Holder,” for the purposes of this section, means a Non-Resident Holder who, for purposes of the Canada-United States Income Tax Convention (1980) as amended, (the “Convention”), is at all relevant times a resident of the United States and is a “qualifying person” within the meaning of the Convention. In some circumstances, fiscally transparent entities (including limited liability companies) will be entitled to benefits under the Convention. U.S. Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Convention based on their particular circumstances.

This summary is based on the current provisions of the Tax Act, the regulations thereunder (the “Regulations”), the current provisions of the Convention, counsel’s understanding of the current administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) publicly available prior to the date hereof.

This summary also takes into account all specific proposals to amend the Tax Act and Regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (collectively, the “Proposed Tax Amendments”). No assurances can be given that the Proposed Tax Amendments will be enacted or will be enacted as proposed. Other than the Proposed Tax Amendments, this summary does not take into account or anticipate any changes in law or the administration policies or assessing practice of CRA, whether by judicial, legislative, governmental or administrative decision or action, nor does it take into account provincial, territorial or foreign income tax legislation or considerations, which may differ significantly from those discussed herein.

This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any particular U.S. Holder and no representations with respect to the income tax consequences to any particular U.S. Holder are made. This summary is not exhaustive of all Canadian federal income tax considerations. Accordingly, U.S. Holders should consult their own tax advisors with respect to their own particular circumstances. The discussion below is qualified accordingly.

Disposition of Common Shares

A Non-Resident Holder will not be subject to tax under the Tax Act in respect of any capital gain realized by such Non-Resident Holder on a disposition of the Common Shares, nor will capital losses arising from the disposition be recognized under the Tax Act, unless the Common Shares constitute “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention. As long as the shares are then listed on a designated stock exchange (which currently includes the TSX and the NYSE MKT) at the time of disposition, the Common Shares generally will not constitute taxable Canadian property of a Non-Resident Holder, unless at any time during the 60-month period immediately preceding the disposition: (i) the Non-Resident Holder, persons with whom the Non-Resident Holder did not deal at arm’s length, or the Non-Resident Holder together with all such persons, owned or was considered to own 25% or more of the issued shares of any class or series of shares of the capital stock of the Company; and (ii) more than 50% of the fair market value of the Common Shares was determined directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as determined in the Tax Act), “timber resource properties” (as defined in the Tax Act) or a options in respect of, or interests in, or civil law rights in, such properties, whether or not it exists.

If the Common Shares are taxable Canadian property to a Non-Resident Holder, any capital gain realized on the disposition or deemed disposition of such shares, may not be subject to Canadian federal income tax pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a Non-Resident Holder, including the Convention.

A Non-Resident Holder whose shares are taxable Canadian property should consult their own advisors.

Dividends on Common Shares

Under the Tax Act, dividends on shares paid or credited to a Non-Resident Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends. This withholding tax may be reduced pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a Non-Resident Holder. Under the Convention, a U.S. Holder will generally be subject to Canadian withholding tax at a rate of 15% of the amount of such dividends. In addition, under the Convention, dividends may be exempt from Canadian non-resident withholding tax if paid to certain U.S. Holders that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.

Certain U.S. Federal Income Tax Considerations

The following is a general summary of certain anticipated U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership and disposition of Common Shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder as a result of acquisition of Common Shares. Furthermore, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax considerations applicable to such U.S. Holder of Common Shares. Except as specified below, this summary does not discuss applicable tax reporting requirements. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Holder. U.S. Holders should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and foreign tax consequences relating to the acquisition, ownership and disposition of Common Shares.

No ruling from the U.S. Internal Revenue Service (the “IRS”) or legal opinion has been requested, or will be obtained, regarding the potential U.S. federal income tax considerations applicable to U.S. Holders as discussed in this summary. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, and contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the positions taken in this summary.

Scope of this Summary

Authorities

This summary is based on the Code, regulations promulgated by the Department of the Treasury (whether final, temporary or proposed) (“Treasury Regulations”), U.S. court decisions, published rulings and administrative positions of the IRS, and the Convention, that are applicable and, in each case, in effect as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive basis.

U.S. Holders

For purposes of this section, a “U.S. Holder” is a beneficial owner of Common Shares that, for U.S. federal income tax purposes, is (a) an individual who is a citizen or resident of the United States for U.S. federal income tax purposes; (b) a corporation, or other entity classified as a corporation for U.S. federal income tax purposes, that is created or organized in or under the laws of the United States or any state in the United States, including the District of Columbia; (c) an estate if the income of such estate is subject to U.S. federal income tax regardless of the source of such income; or (d) a trust if (i) such trust has validly elected to be treated as a U.S. person for U.S. federal income tax purposes, or (ii) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust.

Non-U.S. Holders

For purposes of this summary, a “Non-U.S. Holder” is a beneficial owner of Common Shares that is neither a U.S. Holder nor a partnership (or other “pass-through” entity). This summary does not address the U.S. federal income tax considerations applicable to Non-U.S. Holders relating to the acquisition, ownership and disposition of Common Shares. Accordingly, Non-U.S. Holders should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and foreign tax consequences (including the potential application of and operation of any tax treaties) relating to the acquisition, ownership, and disposition of Common Shares.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including (a) U.S. Holders that are tax-exempt organizations, qualified retirement plans, individual retirement accounts or other tax-deferred accounts; (b) U.S. Holders that are financial institutions, underwriters, insurance companies, real estate investment trusts or regulated investment companies or that are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (c) U.S. Holders that have a “functional currency” other than the U.S. dollar; (d) U.S. Holders that own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale or other arrangement involving more than one position; (e) U.S. Holders that acquired Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (f) U.S. Holders that hold Common Shares other than as a capital asset (generally property held for investment purposes) within the meaning of Section 1221 of the Code; or (g) U.S. Holders that own, directly, indirectly or by attribution, 10% or more, by voting power or value, of the outstanding shares of the Company. The summary below also does not address the impact on persons who are U.S. expatriates or former long-term residents of the United States subject to Section 877 of the Code. U.S. Holders and others that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisors.

If an entity that is classified as a partnership (or other “pass-through” entity) for U.S. federal income tax purposes holds Common Shares, the U.S. federal income tax consequences applicable to such partnership (or “pass-through” entity) and the partners of such partnership (or owners of such “pass-through” entity) generally will depend on the activities of the partnership (or “pass-through” entity) and the status of such partners (or owners). Partners of entities that are classified as partnerships (and owners of “pass-through” entities) for U.S. federal income tax purposes should consult their own tax advisors regarding the U.S. federal income tax consequences relating to the acquisition, ownership and disposition of Common Shares.

Tax Consequences Other than U.S. Federal Income Tax Consequences Not Addressed

This summary does not address the U.S. state and local, U.S. estate and gift, U.S. alternative minimum tax, or foreign tax consequences to U.S. Holders relating to the acquisition, ownership, and disposition of Common Shares. Each U.S. Holder should consult its own tax advisor regarding the U.S. state and local, U.S. estate and gift, U.S. federal alternative minimum tax and foreign tax consequences relating to the acquisition, ownership, and disposition of Common Shares.

U.S. Federal Income Tax Consequences of the Acquisition, Ownership and Disposition of Common Shares

Distributions on Common Shares

Subject to the PFIC rules discussed below, a U.S. Holder that receives a distribution, including a constructive distribution, with respect to a Common Share will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of the current or accumulated “earnings and profits” of the Company, as computed for U.S. federal income tax purposes. To the extent that a distribution exceeds the current and accumulated “earnings and profits” of the Company, such distribution will be treated first as a tax-free return of capital to the extent of a U.S. Holder’s tax basis in the Common Shares and thereafter as a gain from the sale or exchange of such Common Shares (see “Sale or Other Taxable Disposition of Common Shares” below). However, the Company does not intend to maintain the calculations of earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder should therefore assume that any distribution by the Company with respect to the Common Shares will constitute ordinary dividend income. Subject to applicable limitations, dividends paid by the Company to non-corporate U.S. Holders, including individuals, generally will be eligible for the preferential tax rates applicable to long-term capital gains for dividends, provided certain holding period and other conditions are satisfied, including that the Company not be classified as a PFIC (as discussed below) in the tax year of distribution or in the preceding tax year. Dividends received on Common Shares by corporate U.S. Holders will not be eligible for the “dividends received deduction”. The dividend rules are complex, and each U.S. Holder should consult its own tax advisor regarding the application of such rules.

Sale or Other Taxable Disposition of Common Shares

Subject to the PFIC rules discussed below, upon the sale or other taxable disposition of Common Shares a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference between (a) the amount of cash plus the fair market value of any property received and (b) its tax basis in such Common Shares sold or otherwise disposed of. Such gain generally will be treated as “U.S. source” for purposes of applying the U.S. foreign tax credit rules unless the gain is subject to tax in Canada and is resourced as “foreign source” under the Convention and such U.S. Holder elects to treat such gain or loss as “foreign source” (see a more detailed discussion at “Foreign Tax Credit” below). Any such gain or loss generally will be capital gain or loss, which will be long-term capital gain or loss if, at the time of the sale or other disposition, such Common Shares are held for more than one year. Preferential tax rates apply to long-term capital gains of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gains of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

Foreign Tax Credit

A U.S. Holder who pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on the Common Shares generally may elect to deduct or credit such tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year.

Complex limitations apply to the foreign tax credit, including the general limitation that the credit cannot exceed the proportionate share of a U.S. Holder’s U.S. federal income tax liability that such U.S. Holder’s “foreign source” taxable income bears to such U.S. Holder’s worldwide taxable income. In applying this limitation, a U.S. Holder’s various items of income and deduction must be classified, under complex rules, as either “foreign source” or “U.S. source”. In addition, this limitation is calculated separately with respect to specific categories of income. Dividends paid by the Company generally will constitute “foreign source” income and generally will be categorized as “passive category income”. However, and subject to certain exceptions, a portion of the dividends paid by a foreign corporation will be treated as U.S. source income for United States foreign tax credit purposes, in proportion to its U.S. source earnings and profits, if United States persons own, directly or indirectly, 50 percent or more of the voting power or value of the foreign corporation’s shares. A portion of any dividends paid with respect to the Common Shares may be treated as U.S. source income under these rules, which may limit the ability of a U.S. Holder to claim a foreign tax credit for any Canadian withholding taxes payable in respect of such amount. Because the foreign tax credit rules are complex, U.S. Holders should consult their own tax advisors regarding the foreign tax credit rules, including the source of any dividends paid to U.S. Holders.

Subject to certain specific rules, foreign income and withholding taxes paid with respect to any distribution in respect of stock in a PFIC should qualify for the foreign tax credit. The rules relating to distributions by a PFIC are complex, and a U.S. Holder should consult with its own tax advisor with respect to any distribution received from a PFIC.

Receipt of Foreign Currency

The amount of any distribution paid in foreign currency to a U.S. Holder in connection with the ownership of Common Shares, or on the sale, exchange or other taxable disposition of Common Shares, generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of actual or constructive receipt (regardless of whether such foreign currency is converted into U.S. dollars at that time). If the foreign currency received is not converted into U.S. dollars on the date of receipt, a U.S. Holder will have a basis in the foreign currency equal to its U.S. dollar value on the date of receipt. A U.S. Holder that receives foreign currency and converts such foreign currency into U.S. dollars at a conversion rate other than the rate in effect on the date of receipt may have a foreign currency exchange gain or loss, which generally would be treated as U.S. source ordinary income or loss for foreign tax credit purposes. U.S. Holders should consult their own U.S. tax advisors regarding the U.S. federal income tax consequences of receiving, owning and disposing of foreign currency.

Additional Tax on Passive Income

For tax years beginning after December 31, 2012, certain individuals, estates and trusts whose income exceeds certain thresholds will be required to pay a 3.8% Medicare surtax on “net investment income” including, among other things, dividends and net gain from disposition of property (other than property held in a trade or business). U.S. Holders should consult with their own tax advisors regarding the effect, if any, of this tax on their ownership and disposition of Common Shares.

Passive Foreign Investment Company Rules

If the Company is considered a PFIC within the meaning of Section 1297 of the Code at any time during a U.S. Holder’s holding period, then certain different and potentially adverse tax consequences would apply to such U.S. Holder’s acquisition, ownership and disposition of Common Shares.

PFIC Status of the Company

The Company generally will be a PFIC if, for a given tax year, (a) 75% or more of the gross income of the Company for such tax year is passive income or (b) 50% or more of the assets held by the Company either produce passive income or are held for the production of passive income, based on the fair market value of such assets. “Gross income” generally includes all revenues less the cost of goods sold plus income from investments and from incidental or outside operations or sources,, and “passive income” includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all (85% or more) of a foreign corporation’s commodities are stock in trade or inventory, depreciable property used in a trade or business, or supplies regularly used or consumed in a trade or business, and certain other requirements are satisfied.

For purposes of the PFIC income test and asset test described above, if the Company owns, directly or indirectly, 25% or more of the total value of the outstanding shares of another corporation, the Company will be treated as if it (a) held a proportionate share of the assets of such other corporation and (b) received directly a proportionate share of the income of such other corporation. In addition, for purposes of the PFIC income test and asset test described above, “passive income” does not include any interest, dividends, rents or royalties that are received or accrued by the Company from a “related person” (as defined in Section 954(d)(3) of the Code), to the extent such items are properly allocable to the income of such related person that is not passive income.

Under certain attribution rules, if the Company is a PFIC, U.S. Holders will be deemed to own their proportionate share of any subsidiary of the Company which is also a PFIC (a “Subsidiary PFIC”), and will be subject to U.S. federal income tax on (a) a distribution on the shares of a Subsidiary PFIC and (b) a disposition of shares of a Subsidiary PFIC, both as if the U.S. Holder directly held the shares of such Subsidiary PFIC.

The Company believes that it was not a PFIC for the tax years ended November 30, 2011 and 2012. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

Default PFIC Rules under Section 1291 of the Code

If the Company is a PFIC, the U.S. federal income tax consequences to a U.S. Holder of the acquisition, ownership and disposition of Common Shares will depend on whether such U.S. Holder makes a QEF election or makes a mark-to-market election under Section 1296 of the Code (a “Mark-to-Market Election”) with respect to Common Shares. A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a “Non-Electing U.S. Holder”.

A Non-Electing U.S. Holder will be subject to the rules of Section 1291 of the Code with respect to (a) any gain recognized on the sale or other taxable disposition of Common Shares and (b) any excess distribution paid on the Common Shares. A distribution generally will be an “excess distribution” to the extent that such distribution (together with all other distributions received in the current tax year) exceeds 125% of the average distributions received during the three preceding tax years (or during a U.S. Holder’s holding period for the Common Shares, if shorter).

If the Company is a PFIC, under Section 1291 of the Code any gain recognized on the sale or other taxable disposition of Common Shares (including an indirect disposition of shares of a Subsidiary PFIC), and any excess distribution paid on Common Shares (or a distribution by a Subsidiary PFIC to its shareholder that is deemed to be received by a U.S. Holder) must be ratably allocated to each day of a Non-Electing U.S. Holder’s holding period for the Common Shares. The amount of any such gain or excess distribution allocated to the tax year of disposition or excess distribution and to years before the Company became a PFIC, if any, would be taxed as ordinary income. The amounts allocated to any other tax year would be subject to U.S. federal income tax at the highest tax applicable to ordinary income in each such year, and an interest charge would be imposed on the tax liability for each such year, calculated as if such tax liability had been due in each such year. A Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as “personal interest”, which is not deductible.

If the Company is a PFIC for any tax year during which a Non-Electing U.S. Holder holds Common Shares, the Company will continue to be treated as a PFIC with respect to such Non-Electing U.S. Holder, regardless of whether the Company ceases to be a PFIC in one or more subsequent years. If the Company ceases to be a PFIC, a Non-Electing U.S. Holder may terminate this deemed PFIC status with respect to Common Shares by electing to recognize gain (which will be taxed under the rules of Section 1291 of the Code discussed above) as if such Common Shares were sold on the last day of the last tax year for which the Company was a PFIC.

Under proposed Treasury Regulations, if a U.S. Holder has an option, warrant or other right to acquire stock of a PFIC, such option, warrant or right is considered to be PFIC stock subject to the default rules of Section 1291 of the Code. Under rules described below, if the Company were a PFIC, the holding period for the option, warrant or other right would begin on the day after the date a U.S. Holder acquired the option, warrant or other right. This would impact the availability of the QEF Election and Mark-to-Market Election with respect to an option, warrant or other right. Thus, a U.S. Holder would have to account for an option, warrant or other right and Common Shares under the PFIC rules and the applicable elections differently (see discussion below under “QEF Election” and “Market-to-Market Election”.)

QEF Election

In the event the Company is a PFIC and a U.S. Holder makes a QEF Election for the first tax year in which its holding period of its Common Shares begins, such U.S. Holder generally will not be subject to the rules of Section 1291 of the Code discussed above with respect to its Common Shares. However, a U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such U.S. Holder’s pro rata share of (a) the net capital gain of the Company, which will be taxed as long-term capital gain to such U.S. Holder, and (b) the ordinary earnings of the Company, which will be taxed as ordinary income to such U.S. Holder. Generally, “net capital gain” is the excess of (a) net long-term capital gain over (b) net short-term capital gain, and “ordinary earnings” are the excess of (a) “earnings and profits” over (b) net capital gain. A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each tax year in which the Company is a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by the Company. However, a U.S. Holder that makes a QEF Election may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge. If such U.S. Holder is not a corporation, any such interest paid will be treated as “personal interest”, which is not deductible.

A U.S. Holder that makes a QEF Election generally (a) may receive a tax-free distribution from the Company to the extent that such distribution represents “earnings and profits” of the Company that were previously included in income by the U.S. Holder because of such QEF Election and (b) will adjust such U.S. Holder’s tax basis in the Common Shares to reflect the amount included in income or allowed as a tax-free distribution because of such QEF Election. In addition, a U.S. Holder that makes a QEF Election generally will recognize capital gain or loss on the sale or other taxable disposition of Common Shares.

The procedure for making a QEF Election, and the U.S. federal income tax consequences of making a QEF Election, will depend on whether such QEF Election is timely. A QEF Election will be treated as “timely” if it is made for the first year in the U.S. Holder’s holding period for the Common Shares in which the Company was a PFIC. A U.S. Holder may make a timely QEF Election by filing the appropriate QEF Election documents at the time such U.S. Holder files a U.S. federal income tax return for such year.

A QEF Election will apply to the tax year for which such QEF Election is made and to all subsequent tax years, unless such QEF Election is invalidated or terminated or the IRS consents to revocation of such QEF Election. If a U.S. Holder makes a QEF Election and, in a subsequent tax year, the Company ceases to be a PFIC, the QEF Election will remain in effect (although it will not be applicable) during those tax years in which the Company is not a PFIC. Accordingly, if the Company becomes a PFIC in a subsequent tax year, the QEF Election will be effective, and the U.S. Holder will be subject to the QEF rules described above during a subsequent tax year in which the Company qualifies as a PFIC.

As discussed above, under proposed Treasury Regulations, if a U.S. Holder has an option, warrant or other right to acquire stock of a PFIC, such option, warrant or right is considered to be PFIC stock subject to the default rules of Section 1291 of the Code on its disposition. However, a holder of an option, warrant or other right to acquire stock of a PFIC may not make a QEF Election that will apply to the option, warrant or other right to acquire PFIC stock. In addition, under proposed Treasury Regulations, if a U.S. Holder holds an option, warrant or other right to acquire stock of a PFIC, the holding period with respect to shares of stock of the PFIC acquired upon exercise of such option, warrant or other right will include the period that the option, warrant or other right was held. U.S. Holders should consult their own tax advisors regarding the application of the PFIC rules to Common Shares.

The Company will make available to U.S. Holders, upon their written request, timely and accurate information as to its status as a PFIC, and will provide to a U.S. Holder all information and documentation that a U.S. Holder making a QEF Election with respect to the Company, and any Subsidiary PFIC in which the Company owns, directly or indirectly, more than 50% of such Subsidiary PFIC’s total aggregate voting power, is required to obtain for U.S. federal income tax purposes in the event it is a PFIC. However, U.S. Holders should be aware that the Company can provide no assurances that it will provide any such information relating to any Subsidiary PFIC, in which the Company owns, directly or indirectly, 50% or less of such Subsidiary PFIC’s aggregate voting power. Because the Company may own shares in one or more Subsidiary PFICs, and may acquire shares in one or more Subsidiary PFICs in the future, they will continue to be subject to the rules discussed above with respect to the taxation of gains and excess distributions with respect to any Subsidiary PFIC for which the U.S. Holders do not obtain the required information. U.S. Holders should consult their tax advisor regarding the availability of, and procedure for making, a QEF Election with respect to the Company and any Subsidiary PFIC.

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election only if the Common Shares are marketable stock. The Common Shares generally will be “marketable stock” if they are regularly traded on (a) a national securities exchange that is registered with the SEC; (b) the national market system established pursuant to section 11A of the Securities and Exchange Act of 1934; or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure and other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced; and (ii) the rules of such foreign exchange ensure active trading of listed stocks. If such stock is traded on such a qualified exchange or other market, such stock generally will be “regularly traded” for any calendar year during which such stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter. Each U.S. Holder should consult its own tax advisor regarding whether the Common Shares constitute marketable stock.

A U.S. Holder that makes a Mark-to-Market Election with respect to its Common Shares generally will not be subject to the rules of Section 1291 of the Code discussed above. However, if a U.S. Holder does not make a Mark-to-Market Election beginning in the first tax year of such U.S. Holder’s holding period for Common Shares or such U.S. Holder has not made a timely QEF Election, the rules of Section 1291 of the Code discussed above will apply to certain dispositions of, and distributions on, the Common Shares.

A U.S. Holder that makes a Mark-to-Market Election will include in ordinary income, for each tax year in which the Company is a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the Common Shares, as of the close of such tax year over (b) such U.S. Holder’s tax basis in such Common Shares. A U.S. Holder that makes a Mark-to-Market Election will be allowed a deduction in an amount equal to the excess, if any, of (i) such U.S. Holder’s adjusted tax basis in the Common Shares over (ii) the fair market value of such Common Shares (but only to the extent of the net amount of previously included income as a result of the Mark-to-Market Election for prior tax years).

U.S. Holders that make a Mark-to-Market Election generally also will adjust their tax basis in the Common Shares to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election. In addition, upon a sale or other taxable disposition of Common Shares, a U.S. Holder that makes a Mark-to-Market Election will recognize ordinary income or loss (not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior tax years over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior tax years).

A Mark-to-Market Election applies to the tax year in which such Mark-to-Market Election is made and to each subsequent tax year, unless the Common Shares cease to be “marketable stock” or the IRS consents to revocation of such election. U.S. Holders should consult their own tax advisors regarding the availability of, and procedure for making, a Mark-to-Market Election.

Although a U.S. Holder may be eligible to make a Mark-to-Market Election with respect to Common Shares, no such election may be made with respect to the stock of any Subsidiary PFIC that a U.S. Holder is treated as owning because such stock is not marketable.

Hence, the Mark-to-Market Election will not be effective to eliminate the interest charge described above with respect to deemed dispositions of Subsidiary PFIC stock or distributions from a Subsidiary PFIC.

Other PFIC Rules

Under Section 1291(f) of the Code, the IRS has issued proposed Treasury Regulations that, subject to certain exceptions, would cause a U.S. Holder that had not made a timely QEF Election to recognize gain (but not loss) upon certain transfers of Common Shares that would otherwise be tax-deferred (e.g., gifts and exchanges pursuant to corporate reorganizations) in the event the Company is a PFIC during such U.S. Holder’s holding period for the relevant shares. However, the specific U.S. federal income tax consequences to a U.S. Holder may vary based on the manner in which Common Shares are transferred.

Certain additional adverse rules will apply with respect to a U.S. Holder if the Company is a PFIC, regardless of whether such U.S. Holder makes a QEF Election. For example, under Section 1298(b)(6) of the Code, a U.S. Holder that uses Common Shares as security for a loan will, except as may be provided in Treasury Regulations, be treated as having made a taxable disposition of such Common Shares.

In any year in which the Company is classified as a PFIC, a U.S. Holder may be required to file an annual report with the IRS containing such information as Treasury Regulations and/or other IRS guidance may require. U.S. Holders should consult their own tax advisors regarding the requirements of filing such information returns under these rules, including the requirement to file an IRS Form 8621.

In addition, a U.S. Holder who acquires Common Shares from a decedent will not receive a “step up” in tax basis of such Common Shares to fair market value unless such decedent had a timely and effective QEF Election in place.

Special rules also apply to the amount of foreign tax credit that a U.S. Holder may claim on a distribution from a PFIC.

The PFIC rules are complex, and U.S. Holders should consult their own tax advisors regarding the PFIC rules and how they may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares in the event the Company is a PFIC at any time during such holding period for such Common Shares.

Information Reporting, Backup Withholding Tax

Certain U.S. Holders are required to report information relating to an interest in Common Shares subject to certain exceptions (including an exception for Common Shares held in accounts maintained by certain financial institutions), by attaching a completed IRS Form 8938, Statement of Specified Foreign Financial Assets, with their tax return for each year in which they hold an interest in Common Shares. U.S. Holders are urged to consult their own tax advisors regarding information reporting requirements relating to their ownership of Common Shares.

Payments made within the United States, or by a U.S. payor or U.S. middleman, of dividends on Common Shares, and proceeds arising from certain sales or other taxable dispositions of Common Shares, may be subject to information reporting and backup withholding tax, at the rate of 28%, if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. social security or other taxpayer identification number (generally on Form W-9); (b) furnishes an incorrect U.S. taxpayer identification number; (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax; or (d) fails under certain circumstances to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, U.S. Holders that are corporations generally are excluded from these information reporting and backup withholding tax rules. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder timely furnishes the required information to the IRS. U.S. Holders should consult their own tax advisors regarding the information reporting and backup withholding tax rules.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2012, neither NovaCopper nor any affiliate of NovaCopper repurchased Common Shares of NovaCopper registered under Section 12 of the Exchange Act.

Item 6. SELECTED FINANCIAL DATA

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The selected financial data should be read in conjunction with those consolidated financial statements and the notes thereto. The selected financial data for the years ended November 30, 2009 and 2008 were prepared in accordance with Canadian generally accepted accounting principles and reconciled to accounting principles generally accepted in the United States. There were no measurement differences for the years ended November 30, 2009 and 2008.

in thousands of dollars, except per share amounts
	Year ended November 30
	2012	2011	2010	2009	2008
	$	$	$	$	$
Results of operations
Loss and comprehensive loss for the period	31,018	11,336	3,340	646	4,013
Basic and diluted loss per share	0.67	0.44	0.14	0.03	0.17

Financial position
Working capital (deficit)	21,190	(424)	(12,153)	10	(5)
Total assets	55,696	31,772	26,607	10	28
Total long-term liabilities	-	-	11,098	-	-
Shareholders’ equity	53,723	31,251	3,296	10	8

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated February 7, 2013 and provides an analysis of NovaCopper’s audited financial results for the year ended November 30, 2012 compared to the year ended November 30, 2011.

The following information should be read in conjunction with our November 30, 2012 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). NovaCopper adopted U.S. GAAP on December 1, 2012 applied retrospectively. Previously, we reported under Canadian generally accepted accounting principles (“Canadian GAAP”). There were no measurement differences on adoption at December 1, 2012. A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated.

Scott Petsel, P.Geo., an employee, Upper Kobuk Mineral Projects Manager, and a qualified person under National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), has approved the scientific and technical information in the MD&A.

NovaCopper’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE-MKT under the symbol “NCQ”. Additional information related to NovaCopper is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

NovaCopper is a base metals exploration company focused on exploring and developing the Ambler mining district located in Alaska, U.S.A. NovaCopper conducts its operations through a wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”). Our Upper Kobuk Mineral Projects or “UKMP Projects” consist of the 100% owned Ambler lands which hosts the Arctic copper-zinc-lead-gold-silver Project and the Bornite carbonate-hosted copper Project located on the Bornite lands acquired through a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a Regional Alaska Native Corporation. NovaCopper is primarily focused on developing copper properties in the Ambler mining district, some of which also have significant zinc, gold and silver resources. In addition, NovaCopper’s principal properties are located in Alaska, a region with low geopolitical risk that has a long history of mining, established permitting standards and governments supportive of resource development. NovaCopper draws on the expertise of its management and Board of Directors with their years of experience at NovaGold Resources Inc. (“NovaGold”). We are focused on continuing to identify high-grade mineralization with additional exploration being executed in 2013.

NovaCopper was formed in 2011 by NovaGold to hold the UKMP Projects, and was spun-out to shareholders by NovaGold through a Plan of Arrangement effective April 30, 2012. NovaGold shareholders received one NovaCopper common share for every six common shares of NovaGold held on the effective date.

Property review

NovaCopper’s principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprises a total of approximately 352,900 acres (142,831 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which hosts the high-grade copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within a 65 kilometer long volcanogenic massive sulfide(“VMS”) belt, are owned by NovaCopper US. The Ambler lands, comprising of a number of deposits, most significantly the Arctic deposit, are located in Northwestern Alaska comprising 112,058 acres (45,348 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

On January 11, 2010, NovaGold purchased 100% of the Ambler lands. As consideration, NovaGold, issued 931,098 common shares with a fair value of $5.0 million and agreed to make cash payments to the vendor of $12.0 million each in January 2011 and January 2012, respectively, for total consideration of $29.0 million. The January 2011 payment was made by NovaGold on January 7, 2011 and the January 2012 payment was made in advance by NovaGold on August 5, 2011. Total fair value of the consideration was $26.5 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the owner of the property can purchase at any time for a one-time payment of $10.0 million.

Under U.S. GAAP, we have accounted for the Ambler lands as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies. As a result of the spin-out of NovaCopper from NovaGold, the audited consolidated financial statements have been presented under the continuity of interest basis of accounting whereby the amounts are based on the amounts originally recorded by NovaGold as if the Company had held the property from inception.

Bornite Project

On October 19, 2011, NovaCopper US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease, NovaCopper US acquired the exclusive right to explore the Bornite property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project. The agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project, of which both projects are included as part of a larger area of interest as defined in the agreement.

As consideration, NovaCopper paid $4.0 million upon signing the agreement and gave NANA the right to appoint a member to NovaCopper’s Board of Directors within a five year period following our public listing on a stock exchange. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to the historical costs incurred on the properties at the elected percentage purchased less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share. The completion of the agreement with NANA creates a total land package incorporating NovaCopper’s Ambler lands with the adjacent Bornite and ANCSA lands for a total of approximately 352,900 acres (142,831 hectares).

NANA would also be granted a net smelter return royalty between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount which is determined by the portion of land from which production originates.

Under U.S. GAAP, we have accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed.

Corporate developments

Public listing

On April 25, 2012, NovaCopper began trading on the TSX in Canada and NYSE-MKT (formerly NYSE-AMEX) in the United States.

On March 28, 2012, the securityholders of NovaGold voted in favor of the special resolution approving the announced spin-out of NovaCopper Inc., and its wholly-owned subsidiary NovaCopper US. On April 30, 2012, 46,578,078 shares of NovaCopper were distributed to NovaGold shareholders such that each NovaGold shareholder of record on the effective date received one NovaCopper common share for every six common shares of NovaGold held. In accordance with the terms of the Plan of Arrangement, NovaCopper has committed to NovaGold to deliver up to 6,181,352 common shares to satisfy holders of NovaGold warrants, performance share units, and deferred shares units on record as of the close of business April 27, 2012 on the same basis as NovaGold shareholders received under the Plan of Arrangement at the time of exercise or vesting, as applicable. To date, NovaCopper has delivered 6,088,262 common shares under its commitment. NovaCopper was funded with cash of $40.0 million by NovaGold as part of the Plan of Arrangement.

US domestic issuer status

Effective December 1, 2012, NovaCopper became a domestic issuer under U.S. federal securities laws. As a U.S. domestic issuer, we are no longer exempt from certain provisions of the U.S. federal securities laws, including U.S. proxy rules and Section 16 reporting, and are required to file reports on forms required of U.S. companies, including our annual report on Form 10-K.

Executive officers

During 2012, we completed the recruitment and hiring of our senior management team. Our CEO, Rick Van Nieuwenhuyse, VP and Chief Financial Officer, Elaine Sanders, Senior VP Exploration, Joe Piekenbrock, and VP Human Resources and Workforce Development, Sacha Iley, joined the Company full time from their previous employment at NovaGold in their respective roles. Prior to joining NovaCopper, services from these officers were provided through a Services Agreement with NovaGold. We also announced the addition of Patrick Donnelly as VP Corporate Communications, to assist the Company in its stakeholder engagement, including shareholders, local communities, Native Corporations, and various levels of government.

2012 activities

NovaCopper had approved a 2012 projects budget from May to November 2012 of $16.5 million to support exploration activities and engineering studies at the Upper Kobuk Mineral Projects following completion of the Plan of Arrangement. The 2012 program focused exploration efforts on the Bornite Project, a carbonate-hosted copper deposit located about 17 kilometers southwest of the Arctic deposit and the Sunshine deposit, a satellite polymetallic volcanogenic massive sulfide (“VMS”) deposit located 12 kilometers west of the Arctic deposit.

We completed 15,457 meters exploring the South Reef and Ruby Creek zones of the Bornite Project during the 2012 field season which ran from May to early October. We also completed 1,752 meters at the Sunshine deposit. The drill results from the 2012 drilling at Bornite have been released throughout the fall, and are incorporated into the below resource estimate. For the year ending November 30, 2012, NovaCopper spent $15.3 million in drilling activities and project support for the 2012 drilling season. We purchased camp structures and equipment of $1.5 million to support activities at site. Total spending for the 2012 projects following completion of the Plan of Arrangement was $15.2 million, under budget by $1.3 million.

On July 18, 2012, NovaCopper reported an initial NI 43-101 compliant resource estimate for the Ruby Creek zone of the Bornite Project in a report entitled “NI 43-101 Technical Report Resource Estimation – Ruby Creek zone, Bornite deposit, Upper Kobuk Mineral Project, Northwest Alaska.” At a 0.5% copper cut-off grade, the Ruby Creek zone contains Indicated Resources of 6.8 million tonnes at 1.19% Cu or 178.7 million pounds of contained copper and Inferred Resources of 47 million tonnes of 0.84% Cu or 883.2 million pounds of contained copper. Resources are stated as contained within a potentially economic resource limiting pit shell using a metal price of $3.00 per pound copper, mining costs of $1.50 per tonne, processing costs of $10.00 per tonne, 100% recoveries and an average pit slope of 45 degrees. See “Cautionary Note to United States Investors concerning Reserve and Resource Estimates.”

On February 5, 2013, NovaCopper released an updated resource estimate for the Bornite Project in a report entitled “NI 43-101 Technical Report Resource Estimation – South Reef and Ruby Creek zones, Bornite deposit, Upper Kobuk Mineral Projects, Northwest Alaska.” In addition to the Ruby Creek zone resources released on July 18, 2012 and stated above, NovaCopper released a resource estimation on the South Reef zone which lies roughly 400 to 600 meters southeast of the Ruby Creek zone. The South Reef zone at Bornite reports at a 1.0% copper cut-off grade, Inferred Resources of 43.1 million tonnes of 2.54% Cu or 2,409 million pounds of contained copper. Resources are stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $2.75 per pound copper and total site operating costs of $60.00 per tonne.

See “Cautionary Note to United States Investors concerning Reserve and Resource Estimates.”

NovaCopper also continued to optimize development opportunities at the Arctic deposit by completing metallurgical test work programs.

Outlook

On February 5, 2013 the Company announced an updated resource at Bornite totaling 43.1 million tonnes of 2.54% Cu. This resource incorporates a new resource at the South Reef zone from drilling completed in 2012 with the resource at the Ruby Creek zone previously announced on July 18, 2012. The Company has an approved budget of $16.0 million for its 2013 exploration program, technical reviews, formal studies and general and administrative costs. We plan to focus the 2013 technical program on drilling and engineering to demonstrate potential synergies for a combined Arctic and Bornite mining scenario.

We will also continue to focus efforts on community relations and workforce development strategies, working closely with NANA on these efforts. We plan to sign a memorandum of understanding with the Alaska Industrial Development and Export Authority (“AIDEA”) as the next step to advancing the road into the Ambler mining district. The State of Alaska and AIDEA are working on initiating permitting for the road which is expected to provide access to NovaCopper’s UKMP Projects.

We do not currently generate operating cash flows. At November 30, 2012, we had cash and cash equivalents of $22.2 million and working capital of $21.2 million. At February 7, 2013, we had approximately $19.1 million of cash and cash equivalents. At present, we believe that the current cash and cash equivalent balances as of November 30, 2012 are sufficient to cover the anticipated expenditures on exploration activities and general and administrative costs for 2013. Additional capital will be necessary to conduct additional exploration drilling and engineering studies on our properties to advance our projects to a positive production decision. Based on anticipated but not committed expenditures on our projects, we are likely to require financing within the next twelve to eighteen months. Future financings are anticipated through debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital.

Summary of results

in thousands of dollars,
except for per share amounts
	Year ended	Year ended	Year ended
	November 30, 2012	November 30, 2011	November 30, 2010
	$	$	$
Accretion expense	-	974	1,556
Amortization	769	283	-
General and administrative	2,276	1,338	149
Mineral properties expense	15,327	8,600	1,627
Professional fees	646	76	8
Salaries	2,410	49	-
Salaries – stock-based compensation	9,411	-	-
Loss and comprehensive loss for the year	31,018	11,336	3,340
Basic and diluted loss per common share	$0.67	$0.44	$0.14

For the year ended November 30, 2012, NovaCopper reported a net loss of $31.0 million (or $0.67 basic and diluted loss per common share) compared to a net loss of $11.3 million for the corresponding period in 2011 (or $0.44 basic and diluted loss per common share) and a net loss of $3.3 million for the corresponding period in 2010 (or $0.14 basic and diluted loss per common share). This variance was primarily due to significantly increased activities at its UKMP Projects during the 2012 field season, stock-based compensation, salaries and general and administrative expenses. Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. In 2012, NovaCopper became a publicly listed entity, and as a result, recorded stock-based compensation expense for the first time. Total expense recognized for the year was $9.4 million which included the granting of 6.3 million options to directors ($4.1 million), officers and employees ($5.1 million) and an expense of $0.2 million for NovaGold Arrangement Options from the spin-out. As NovaCopper was not a publicly traded entity in 2011 and 2010, there is no similar charge. Further, as a result of becoming a separate public company, expenses were incurred relating to general and administrative expenses and salaries as it first had its own employees in 2012. The comparable basic and diluted loss per common share for 2012 is significantly higher than 2011 and 2010 mainly as a result of the increased net loss as well as a greater number of shares outstanding. The Company had 100 common shares outstanding at the end of 2011 held by NovaGold following its incorporation as a wholly-owned subsidiary of NovaGold in April 2011. Under U.S. GAAP, as a spin-out of NovaGold through a stock split, the comparable loss per share in prior periods has been restated to incorporate the shares distributed as if the spin-out occurred at inception. Expenses to April 30, 2012, the date of completion of the spin-out, were funded by NovaGold and its affiliates.

Other important variances for the twelve-month period ended November 30, 2012 compared to the same period in 2011 are as follows: (a) $1.0 million accretion expense in 2011 from payments owing on the Ambler land acquisition which were completed in 2011 which resulted in no comparable expense in 2012; (b) $2.3 million in general and administrative expenses in 2012 compared to $1.3 million in 2011, primarily as a result of NovaCopper becoming a public company following the completion of the spin-out from NovaGold and the start-up expenses associated with becoming independent from NovaGold; (c) $15.3 million on mineral properties expense in 2012 compared to $8.6 million in 2011, due to increased activities in 2012 at the Company’s UKMP Projects operating a four-drill program when compared to two-drill program in 2011; and (d) $2.4 million salaries expense in 2012 compared to $0.1 million in the same period in 2011, primarily because the Company for the first time had corporate employees during 2012 which included a onetime expense of $0.6 million to account for the issuance of 76,005 common shares under the President’s employment agreement on the completion of the spin-out.

Fourth quarter results

During the fourth quarter of 2012, we incurred a net loss of $7.8 million compared to $1.7 million for the comparable period in 2011. The increase in net loss in 2012 compared to 2011 was a result of NovaCopper being a separate public company including salaries of $1.3 million, stock-based compensation expense of $1.9 million, and general and administrative expenses of $0.8 million for which there was no comparable expense in the prior year. Other items increasing the net loss resulted from mineral property expenses of $3.1 million in the fourth quarter of 2012 compared to $0.2 million in the fourth quarter of 2011 arising from a longer field season and a larger drilling program.

Selected financial data

Annual information
The following annual information is prepared in accordance with U.S. GAAP.

in thousands of dollars
	Year ended	Year ended	Year ended
	November 30, 2012	November 30, 2011	November 30, 2010
	$	$	$
Interest income	45	-	-
Expenses	31,056	10,362	1,784
Loss and comprehensive loss for the year	31,018	11,336	3,340
Total assets	55,696	31,772	26,607
Total liabilities	1,973	521	23,311

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

in thousands of dollars,
except per share amounts
	11/30/12	08/31/12	05/31/12	02/29/12	11/30/11	8/31/11	5/31/11	2/28/11
	$	$	$	$	$	$	$	$
Interest income	16	19	10	-	-	-	-	-
Mineral property expenses	3,130	9,139	2,421	637	233	5,589	2,433	346
Loss for the quarter	(7,841)	(12,559)	(9,753)	(865)	(1,653)	(6,285)	(2,754)	(644)
Loss per common share – basic and diluted	(0.17)	(0.27)	(0.21)	(0.02)	(0.05)	(0.27)	(0.12)	(0.03)

Factors that can cause fluctuations in NovaCopper’s quarterly results include the length of the exploration field season at the properties, timing of property acquisition payments, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the incorporation of NovaCopper and completion of the spin-out. Prior to April 2011, NovaCopper had no shares outstanding as it was not yet incorporated. As a result of the spin-out, the loss per common share has been restated as if the distribution of common shares would have occurred at inception.

During the first quarter of 2011, we recorded a $0.3 million accretion expense as a result of accretion relating to payments owing on the Ambler land acquisition due in January 2011 and 2012. During the second quarter of 2011, we had mineral property expenses of $2.4 million as a result of the start-up of the exploration field season During the third quarter of 2011, we had mineral property expenses of $5.6 million as the full quarter was during the exploration field season and accretion expense of $0.5 million due to an early payment of payments owing on the Ambler land acquisition. During the fourth quarter of 2011, NovaCopper incurred $1.3 million in general and administrative expenses as a result of general expenses that were incurred as part of NovaCopper incurring management fees from NovaGold. During the first quarter of 2012, we recorded expenses of $0.6 million in mineral property expenses in preparation activities for field season and ongoing engineering studies. During the second quarter of 2012, NovaCopper had stock-based compensation expense of $5.5 million, $0.7 million for general and administrative and $0.7 million for salaries expense recorded as a result of the completion of the spin-out from NovaGold. During the third quarter of 2012, mineral property expenses of $9.1 million were recorded as a larger exploration program was conducted than previous years during which the third quarter encompasses the majority of the field season. Additionally, stock-based compensation expense of $2.0 million was recognized due to the vesting of previously granted stock options. During the fourth quarter of 2012, mineral property expenses of $3.1 million were recorded for the end of the 2012 field season. Stock-based compensation expense of $1.9 million was also recognized due to the vesting of previously granted stock options.

The Company’s properties are not yet in production; consequently, the Company believes that its loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At November 30, 2012, NovaCopper had $22.2 million in cash and cash equivalents. We expended $19.9 million on operating activities during the twelve-month period ended November 30, 2012, compared with expenditures of $9.7 million for operating activities for the same period in 2011. A majority of cash spent on operating activities during both periods was expended on mineral property expenses, which also accounts for the significant increase similar to our earlier discussions. As the exploration field season in the Ambler district is between May and early October of each year, a significant portion of the mineral property expenses and operating activities are incurred during this time frame. The remaining increase in operating activities from 2011 to 2012 is mostly due to expenditures in the period for general and administrative and salaries expense for which there was no comparative spending in 2011.

During the year ended November 30, 2012, $43.8 million in cash from financing activities was generated compared with $15.1 million in the same period in 2011. Cash of $40.0 million was received from NovaGold in April 2012 with the completion of the Plan of Arrangement. Additional funding of $3.8 million was received to fund operating expenses incurred up to April 30, 2012 compared with $15.1 million in operating expense funding provided in the same period in 2011. The decrease in funding relates to five months of funding in 2012 compared to nine months of funding in 2011. In 2011, a portion of the total $39.1 million in funding received from NovaGold repaid the remaining $24.0 million note payable on the purchase of the Ambler lands.

During the year, the Company expended $1.6 million on investing activities compared with $1.4 million in 2011. In 2011, the Company’s focus was on building a camp and acquiring equipment to assist in that effort. In 2012, the Company spent a comparable amount on acquiring additional equipment to maintain and improve road access and expand sleeping capacity of its camp.

Based on the current exploration budget outlined under “Outlook”, we have sufficient working capital for the next twelve months. The Company expects that it will undertake financing within the next twelve to eighteen months to fund its exploration activity and general corporate expenses. There is no assurance the Company will be able to complete such financings on favourable terms or at all.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at November 30, 2012 are as follows.

in thousands of dollars,
unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	1,846	1,846	-	-	-
Due to related parties (a)	127	127	-	-	-
Total	1,973	1,973	-	-	-

(a)	Amounts due to related parties consist of current accounts payable owing to NovaGold under its Services Agreement.

Off-balance sheet arrangements

The Company has no material off-balance sheet arrangements or operating leases at this time. It expects to enter into an operating lease for office space and related equipment in the next twelve months.

Outstanding share data

At February 7, 2013, NovaCopper had 52,767,511 common shares issued and outstanding. At February 7, 2013, NovaCopper had 6,064,994 stock options with a weighted-average exercise price of $3.11, 2,076,541 NovaGold arrangement options with a weighted-average exercise price of $4.22, and 1,295,500 restricted share units and 750,000 deferred share units outstanding.

Related party transactions

Expenses to April 30, 2012 were funded by NovaGold and its affiliates. NovaGold is a company with directors in common. During the year ended November 30, 2012, NovaGold and its affiliates provided management and office services totaling $0.7 million to NovaCopper, including rental of office space and a one-time set-up fee of $49,000 pursuant to a Services Agreement. NovaCopper’s CFO and VP, HR and Workforce Development were sharing their costs between the two companies until they transitioned full time to NovaCopper in November 2012.

During the year ended November 30, 2012, we provided exploration and management services in the amount of $0.1 million to NovaGold under the Services Agreement. The Services Agreement terminates on May 1, 2013.

NovaCopper had accounts receivable of $43,000 at November 30, 2012 and $nil at November 30, 2011 due from NovaGold. NovaCopper had payables due to related parties of $127,000 at November 30, 2012 and $395,000 at November 30, 2011 due to NovaGold and its affiliates. The amount due at November 30, 2011 was contributed as part of NovaGold’s funding of NovaCopper prior to the effective date of the Plan of Arrangement.

New accounting pronouncements

Unless otherwise noted, the following revised standards and amendments are effective for annual periods beginning on or after December 1, 2011 or as noted. The Company is continuing to assess the impact of these standards and amendments or has determined whether it will early adopt them as noted.

i.	Share-based payments and exercise price

The Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) to Topic 718 which provides guidance on whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades should be classified as a liability when the exercise price is not denominated in either a foreign operation’s functional currency or the currency in which an employee’s pay is denominated. The guidance clarifies that if a share-based payment award with an exercise price denominated in a currency of a market in which a substantial portion of the entity’s equity securities trade, it would not be considered to contain a condition that is not a market, performance or service condition that would require classification as a liability if it otherwise qualifies for equity classification. This guidance is effective for interim and annual periods beginning after December 15, 2010 and is effective for the Company beginning December 1, 2011. Adoption of this guidance had no impact on the Company’s interim consolidated financial statements.

ii.	Presentation of comprehensive income

In June 2011, the FASB issued an update to Topic 220, “Presentation of Comprehensive Income”. This ASU provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either 1) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or 2) a two-statement approach which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated. The guidance will be applied retrospectively and is effective for annual periods beginning after December 15, 2011. Early adoption is permitted. The Company has elected to early adopt the guidance effective December 1, 2011. The Company’s current one-statement approach resulted in no impact to presentation.

iii.	Comprehensive income

In December 2011, the FASB issued “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (year ending November 30, 2013 for the Company). The Company does not expect the adoption of ASU 2011-12 to have a material impact on our results of operations, financial condition, or cash flows.

Critical accounting estimates

The most critical accounting estimates upon which NovaCopper’s financial status depends are those requiring estimates of the recoverability of its capitalized mineral properties, impairment of long-lived assets and valuation of stock-based compensation.

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. Mineral property exploration expenditures are expensed when incurred. When it has been established that a mineral deposit is commercially mineable and an economic analysis has been completed in accordance with Industry Guide 7, the costs subsequently incurred to develop a mine on the property prior to the start of mining operations are capitalized and will be amortized against production following commencement of commercial production using the unit of production method over the estimated life of proven and probable reserves.

The acquisition of title to mineral properties is a complicated and uncertain process. NovaCopper has taken steps, in accordance with industry standards, to verify the mineral property in which it has an interest. Although we have made efforts to ensure that legal title to its property is properly recorded, there can be no assurance that such title will ultimately be secured.

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, proven and probable reserves and other mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect Management’s estimates.

Stock-based compensation

Compensation expense for options granted to employees, directors and certain service providers is determined based on estimated fair values of the options at the time of grant using the Black-Scholes option pricing model, which takes into account, as of the grant date, the fair market value of the shares, expected volatility, expected dividend yield and the risk-free interest rate over the expected life of the option. The cost is recognized using the graded attribution method over the vesting period of the respective options. The expense relating to the fair value of stock options is included in expenses and is credited to contributed surplus.

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the US Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2012. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f)of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission framework to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has expressed its opinion in its report included with the Company’s annual consolidated financial statements.

Risk factors

NovaCopper and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Item 1A. Risk Factors.”

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition and exploration of base metal projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies. The value of our properties is related to the price of copper and zinc and changes in the prices of base metals could affect our ability to generate future revenues.

Base metal prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies. The demand for and supply of base metals significantly affect base metal prices. The supply of base metals consists of a combination of new mine production and existing stocks of fabricated base metals. The demand for copper and zinc primarily consists of use in building construction, power generation and transmission, electronic product manufacturing, and production of machinery and vehicles. Additionally, hedging activities by producers, consumers and individuals can affect base metal supply and demand. While copper and zinc can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Financial Instruments

Our financial instruments are exposed to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk. Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities, and due to related parties. Our instruments are held in the normal course to meet daily operating and cash flow needs of the business. The fair value of accounts payable and accrued liabilities and due to related parties approximates their carrying value due to the short-term nature of their maturity. All of our financial instruments are initially measured at fair value and then held at amortized cost.

Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CDN$578,000, accounts receivable of CDN$72,000 and accounts payable of CDN$1,159,000 at November 30, 2012. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss for the year ended November 30, 2012 would change by approximately $47,000.

Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our cash and cash equivalents are all held with Canadian Chartered financial institutions and are composed of financial instruments issued by Canadian banks. Our accounts receivable consist of HST receivable from the Federal Government of Canada, amounts due from related parties and receivables due for camp and management services provided to other parties. Our exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

Liquidity risk

Liquidity risk is the risk that NovaCopper will encounter difficulties raising funds to meet its financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage our liquidity risk through the management of its capital structure and financial leverage. We do expect, based on anticipated but not committed expenditures on its projects, we are likely to require financing within the next twelve to eighteen months. Future financings are expected to be obtained through debt financing, equity financing, convertible debt, exercise of options, or other means. Continued operations are dependent on its ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled Liquidity and capital resources.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

Price risk

The Company is exposed to price risk with respect to commodity prices as future profitability and long-term viability will depend, in large parts on the price of copper, zinc, lead, gold and silver. The market prices for such metals are volatile and subject to numerous factors beyond Management’s control. Management closely monitors commodity prices to determine the appropriate course of action to be taken. The Company does not have any hedging or other commodity-based risks respecting its operations.

As the Company is currently in the exploration phase none of its financial instruments are exposed to commodity price risk; however, the Company’s ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

For the required supplementary data, please see the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results and Fourth Quarter Results” above.

Management’s Report on Internal Control over Financial Reporting

The management of NovaCopper Inc. is responsible for establishing and maintaining adequate internal control over financial reporting under Rule 13a-15(f) and 15d-15(f). The Securities Exchange Act of 1934 defines this as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that may have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on internal control over financial reporting for NovaCopper Inc. as of November 30, 2012, which is included herein.

/s/ Rick Van Nieuwenhuyse	/s/ Elaine Sanders

Rick Van Nieuwenhuyse	Elaine Sanders
President & Chief Executive Officer	Vice President & Chief Financial Officer

February 7, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of NovaCopper Inc.

We have completed an integrated audit of NovaCopper Inc.’s (“NovaCopper”) 2012 consolidated financial statements and its internal control over financial reporting as at November 30, 2012.

Our opinions, based on our audits, are presented below.

Report on the consolidated financial statements
We have audited the accompanying consolidated financial statements of NovaCopper (an exploration stage company) which comprise the consolidated balance sheets as at November 30, 2012 and 2011 and the consolidated statements of loss, comprehensive loss and deficit, changes in shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2012 and cumulatively for the period from March 22, 2004 (date of inception) to November 30, 2012 and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

Management’s responsibility for the consolidated financial statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. Canadian generally accepted auditing standards require that we comply with ethical requirements.

An audit involves performing procedures to obtain audit evidence, on a test basis, about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances. An audit also includes evaluating the appropriateness of accounting principles and policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion on the consolidated financial statements.

Opinion
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of NovaCopper as at November 30, 2012 and 2011 and its financial performance and its cash flows for each of the three years in the period ended November 30, 2012 and cumulatively for the period from March 22, 2004 (date of inception) to November 30, 2012 in accordance with accounting principles generally accepted in the United States of America.

Report on internal control over financial reporting
We have also audited NovaCopper’s internal control over financial reporting as at November 30, 2012, based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s responsibility for internal control over financial reporting
Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying financial statements.

Auditor’s responsibility
Our responsibility is to express an opinion on NovaCopper’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances.

We believe that our audit provides a reasonable basis for our audit opinion on NovaCopper’s internal control over financial reporting.

Definition of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Inherent limitations
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Opinion
In our opinion, NovaCopper maintained, in all material respects, effective internal control over financial reporting as at November 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, British Columbia
February 7, 2013

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
As at November 30, 2012 and 2011

	in thousands of dollars

	November 30, 2012	November 30, 2011
	$	$
Assets
Current assets
Cash and cash equivalents	22,244	1
Accounts receivable	365	-
Deposits and prepaid amounts	554	96
	23,163	97

Plant and equipment (note 3)	1,947	1,128
Mineral properties and development costs (note 4)	30,586	30,547
	55,696	31,772
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,846	126
Due to related parties (note 6)	127	395
	1,973	521
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value
Issued - 46,665,069 (2011 – 200)	92,168	27,280
Contributed surplus (note 7(a))	12,180	36,281
Contributed surplus – stock-based compensation (note 7(b,c))	12,703	-
Deficit accumulated during the exploration stage	(63,328)	(32,310)
	53,723	31,251
	55,696	31,772

Nature of operations, liquidity, structure and plan of arrangement (note 1)
Commitment (note 7(a))
Subsequent events (note 11)

(See accompanying notes to the consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Terry Krepiakevich, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss, Comprehensive Loss and Deficit
For the Years Ended November 30

	in thousands of dollars, except share and per share amounts
				Cumulative
				during
	2012	2011	2010	exploration stage
	$	$	$	$
Expenses
Amortization	769	283	-	1,052
Corporate development	207	16	-	379
Foreign exchange gain	10	-	-	10
General and administrative	2,276	1,338	149	4,405
Mineral properties expense (note 4(c))	15,327	8,600	1,627	42,363
Professional fees	646	76	8	756
Salaries	2,410	49	-	2,460
Salaries – stock-based compensation	9,411	-	-	9,411
Total expenses	31,056	10,362	1,784	60,836
Other items
Accretion expense (note 4(a))	-	974	1,556	2,530
Loss on disposal of equipment	7	-	-	7
Interest and other income	(45)	-	-	(45)
Loss and comprehensive loss for the year	31,018	11,336	3,340	63,328
Deficit – beginning of year	(32,310)	(20,974)	(17,634)
Deficit – end of year	(63,328)	(32,310)	(20,974)

Basic and diluted loss per common share	$0.67	$0.44	$0.14
Weighted average number of common shares outstanding (note 7)	46,627,308	25,649,846	23,289,039

Nature of operations, liquidity, structure and plan of arrangement (note 1)

(See accompanying notes to the consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended November 30

	in thousands of dollars, except share amounts
		2012
	Number of shares	Ascribed value
		$
Share capital
Balance – beginning of year	200	27,280
Issued pursuant to Plan of Arrangement (note 1)	46,577,878	64,496
Issued pursuant to an employment agreement (note 7)	76,005	316
Issued on exercise of options	10,986	76
Balance – end of year	46,665,069	92,168
Contributed surplus
Balance – beginning of year		36,281
Funding provided and expenses paid by NovaGold Resources Inc.		43,763
Transfer to share capital on completion of Plan of Arrangement		(64,496)
Transfer to contributed surplus – stock-based compensation		(3,368)
Balance – end of year		12,180
Contributed surplus – stock-based compensation
Balance – beginning of year		-
Transfer from contributed surplus on completion of Plan of Arrangement		3,368
Stock-based compensation		9,411
Exercise of options		(76)
Balance – end of year		12,703
Deficit
Balance – beginning of year		(32,310)
Loss for the year		(31,018)
Balance – end of year		(63,328)
Total shareholders’ equity		53,723

	in thousands of dollars, except share amounts
		2011
	Number of shares	Ascribed value
		$
Share capital
Balance – beginning of year	-	-
Issued pursuant to incorporation	100	-
Issued pursuant to acquisition of subsidiary	100	27,280
Balance – end of year	200	27,280
Contributed surplus
Balance – beginning of year		24,270
Mineral property - stock-based compensation		208
Funding provided and expenses paid by NovaGold Resources Inc.		39,083
Transfer to share capital		(27,280)
Balance – end of year		36,281
Deficit
Balance – beginning of year		(20,974)
Loss for the year		(11,336)
Balance – end of year		(32,310)
Total shareholders’ equity		31,251

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended November 30

	in thousands of dollars, except share amounts
		2010
	Number of shares	Ascribed value
		$
Share capital – beginning and end of year	-	-
Contributed surplus
Balance – beginning of year		17,644
Shares issued for mineral property by NovaGold Resources Inc.		5,000
Stock-based compensation		108
Funding provided and expenses paid by NovaGold Resources Inc.		1,518
Balance – end of year		24,270
Deficit
Balance – beginning of year		(17,634)
Loss for the year		(3,340)
Balance – end of year		(20,974)
Total shareholders’ equity		3,296

Nature of operations, liquidity, structure and plan of arrangement (note 1)

(See accompanying notes to the consolidated financial statements)

9

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended November 30

	in thousands of dollars
				Cumulative
				during
	2012	2011	2010	exploration stage
	$	$	$	$
Cash flows used in operating activities
Loss for the year	(31,018)	(11,336)	(3,340)	(63,328)
Items not affecting cash
Amortization	769	283	-	1,072
Accretion	-	974	1,556	2,530
Loss on disposal of equipment	7	-	-	7
Issuance of shares as compensation	316	-	-	316
Stock-based compensation	9,411	208	107	10,523
Net change in non-cash working capital
Increase in accounts receivable	(365)	-	-	(365)
Increase in deposits and prepaid amounts	(458)	(36)	(50)	(540)
Increase in accounts payable, accrued liabilities and due to related parties	1,452	236	285	1,895
	(19,886)	(9,671)	(1,442)	(47,890)
Cash flows from financing activities
Funding provided by NovaGold on the completion of the Plan of Arrangement	40,000	-	-	40,000
Funding provided and expenses paid by NovaGold	3,763	39,083	1,518	61,256
Repayment of notes payable	-	(24,000)	-	(24,000)
	43,763	15,083	1,518	77,256
Cash flows used in investing activities
Acquisition of plant & equipment	(1,595)	(1,411)	-	(3,006)
Acquisition of mineral properties	(39)	(4,000)	(76)	(4,116)
	(1,634)	(5,411)	(76)	(7,122)
Increase in cash and cash equivalents	22,243	1	-	22,244
Cash and cash equivalents – beginning of period	1	-	-	-
Cash and cash equivalents – end of period	22,244	1	-	22,244

Non-cash investing and financing activities
Issuance of common shares to NovaGold to acquire NovaCopper US Inc.	-	27,280	-	27,280
Notes payable assumed on acquisition of Ambler	-	-	21,471	21,471
Issuance of common shares by NovaGold to acquire Ambler	-	-	5,000	5,000

Nature of operations, liquidity, structure and plan of arrangement (note 1)

(See accompanying notes to the consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

1	Nature of operations, structure and plan of arrangement

NovaCopper Inc. (“NovaCopper” or the “Company”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”).

Structure and plan of arrangement

The Ambler lands comprise the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within a 65 kilometer long volcanogenic massive sulfide belt. On January 11, 2010, Alaska Gold Company (“AGC”), a wholly owned subsidiary of NovaGold Resources Inc. (“NovaGold”), purchased 100% of the Ambler lands for consideration of $29 million. The Ambler lands were acquired on October 17, 2011 by NovaCopper US Inc. (“NovaCopper US”) through a purchase and sale agreement with AGC. On October 24, 2011, NovaGold transferred its ownership of NovaCopper US to NovaCopper, then a wholly owned subsidiary of NovaGold, in exchange for 100 shares of NovaCopper, with an ascribed value of $27.3 million (note 7).

On October 19, 2011, NovaCopper US acquired the exclusive right to explore the Bornite lands and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act (“ANCSA”) located adjacent to the Ambler lands to create the Upper Kobuk Mineral Projects (“UKMP Projects”).

Where applicable, these consolidated financial statements reflect the balance sheet, statements of loss, comprehensive loss and deficit and cash flows of the Arctic Project as if NovaCopper had been an independent operation from inception. The statements of loss, comprehensive loss and deficit for the years ended November 30, 2011 and 2010 include direct general and administrative and exploration costs of the Arctic Project and an allocation of NovaGold’s general and administrative costs incurred in each of these periods. NovaGold has historically provided corporate services to the Arctic Project, including executive oversight, information technology, technical expertise, accounting, tax, treasury, human resources and other services. The allocation of general and administrative costs to the Arctic Project was calculated on the basis of time committed by NovaGold staff to AGC and the ratio of expenses incurred on the Arctic Project in each period presented as compared to all costs incurred by AGC in these periods.

The Arctic Project’s opening deficit has been calculated by applying the same allocation principles described above to the cumulative transactions relating to the project from the date of its initial option in 2004 and includes an allocation of NovaGold’s general and administrative expenses from the date of acquisition. Prior to the acquisition in 2010, NovaGold held an option to earn a 51% interest in the property which was terminated upon entering into the purchase and sale agreement. All historical spending prior to April 30, 2012 was funded by NovaGold.

In April 2012, NovaCopper Inc. was listed on the Toronto Stock Exchange and the NYSE-MKT (previously NYSE-AMEX) under the symbol “NCQ” following a positive vote from the shareholders of NovaGold to distribute the shares of NovaCopper, a wholly owned subsidiary, to the shareholders of NovaGold as a return of capital by way of a Plan of Arrangement (the “Plan of Arrangement”).

Liquidity

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2012, the Company had consolidated cash of $22.2 million and working capital of $21.2 million. Based on anticipated but not committed expenditures on its projects, the Company is likely to require financing within the next twelve to eighteen months. Future financings are anticipated through debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

2	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper Inc. and its wholly-owned subsidiary, NovaCopper US Inc. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Board of Directors for issue on February 7, 2013.

All figures are in United States dollars unless otherwise noted.

Change in accounting principles

Prior to 2012, the Company prepared its annual consolidated financial statements using Canadian generally accepted accounting principles (“Canadian GAAP”) with a footnote reconciliation of measurement differences between Canadian and U.S. GAAP. There were no measurement differences between Canadian GAAP and U.S. GAAP. As of December 1, 2011, the Company changed its accounting principles to U.S. GAAP retrospectively.

These financial statements include the historical assets, liabilities and expenses directly related to the Arctic Project and allocations of NovaGold’s general and administrative expenses, as described in note 1, to present the financial position, results of operations and cash flows of the Arctic Project on a standalone basis. The consolidated financial statements have been presented under the continuity of interest basis of accounting whereby the amounts are based on the amounts recorded by NovaGold.

The consolidated financial statements may not necessarily reflect the financial position, results of operations and changes in cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity for all of the periods presented.

Cash and cash equivalents

Cash and cash equivalents comprise of highly liquid investments maturing less than 90 days from date of initial investment. Cash and cash equivalents are designated as loans and receivables.

Plant and equipment

Plant and equipment are recorded at cost and amortization begins when the asset is substantially put into service. Amortization is calculated on a straight-line basis over the respective assets’ estimated useful lives. Amortization periods by asset class are:

Computer hardware and software	3 years
Machinery and equipment	3 years
Office furniture and equipment	5 years
Vehicles	3 years

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. Mineral property exploration expenditures are expensed when incurred. When it has been established that a mineral deposit is commercially mineable, an economic analysis has been completed in accordance with SEC Industry Guide 7 and permits are obtained, the costs subsequently incurred to develop a mine on the property prior to the start of mining operations are capitalized. Capitalized costs will be amortized following commencement of commercial production using the unit of production method over the estimated life of proven and probable reserves.

The acquisition of title to mineral properties is a complicated and uncertain process. The Company has taken steps, in accordance with industry standards, to verify the mineral property in which it has an interest. Although the Company has made efforts to ensure that legal title to its property is properly recorded, there can be no assurance that such title will ultimately be secured.

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, proven and probable reserves and other mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect Management’s estimates.

Income taxes

The liability method of accounting for income taxes is used and is based on differences between the accounting and tax bases of assets and liabilities. Deferred income tax assets and liabilities are recognized for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes using enacted income tax rates expected to be in effect for the period in which the differences are expected to reverse. Deferred income tax assets are evaluated and, if realization is not considered more likely than not, a valuation allowance is provided.

Uncertainty in income tax positions

The Company recognizes tax benefits from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. Related interest and penalties, if any, are recorded as tax expense in the tax provision.

Financial instruments

Held-for-trading financial assets and liabilities are recorded at fair value as determined by active market prices and valuation models, as appropriate. Valuation models require the use of assumptions concerning the amount and timing of estimated future cash flows and discount rates. In determining these assumptions, Management uses readily observable market inputs where available or, where not available, inputs generated by Management. Changes in fair value of held-for-trading financial instruments are recorded in income or loss for the period. The Company has no held-for-trading financial assets or liabilities.

Available-for-sale financial assets are recorded at fair value as determined by active market prices. Unrealized gains and losses on available-for-sale investments are recognized in other comprehensive income. If a decline in fair value is deemed to be other than temporary, the unrealized loss is recognized in net earnings. Investments in equity instruments that do not have an active quoted market price are measured at cost. The Company has no available-for-sale financial assets.

Loans and receivables are recorded initially at fair value, net of transaction costs incurred, and subsequently at amortized cost using the effective interest rate method. Loans and receivables consist of cash and cash equivalents, and deposits.

Other financial liabilities are recorded initially at fair value and subsequently at amortized cost using the effective interest rate method. Other financial liabilities include accounts payable and accrued liabilities, and due to related parties.

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

Translation of foreign currencies

Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and non-monetary assets and liabilities at the exchange rate in effect at the time of acquisition or issue. Revenues and expenses are translated at rates approximating the exchange rate in effect at the time of transactions. Exchange gains or losses arising on translation are included in income or loss for the period.

The Company’s functional and reporting currency is the United States dollar.

Loss per share

Loss per common share is calculated based on the weighted average number of common shares outstanding during the year. The Company follows the treasury stock method in the calculation of diluted earnings per share. Under the treasury stock method, the weighted average number of common shares outstanding used for the calculation of diluted loss per share assumes that the proceeds to be received on the exercise of dilutive stock options and warrants are used to repurchase common shares at the average market price during the period. Since the Company has losses, the exercise of outstanding convertible securities has not been included in this calculation as it would be anti-dilutive.

To complete the spin-out of NovaCopper, a stock split was completed to be able to distribute 46,578,078 common shares to the shareholders of NovaGold. As a result of the stock split, historical earnings per share have been restated for all periods. Under the continuity of interest basis, the earnings per share has been presented as if the shares outstanding following the stock split had always been outstanding including prior to incorporation of the entity.

Stock-based compensation

Compensation expense for options granted to employees, directors and certain service providers is determined based on estimated fair values of the options at the time of grant using the Black-Scholes option pricing model, which takes into account, as of the grant date, the fair market value of the shares, expected volatility, expected dividend yield and the risk-free interest rate over the expected life of the option. The cost is recognized using the graded attribution method over the vesting period of the respective options. The expense relating to the fair value of stock options is included in expenses and is credited to contributed surplus. Shares are issued from treasury in settlement of options exercised.

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the reported period. Significant estimates include the basis of impairment of mineral properties and income taxes. Actual results could differ materially from those reported.

Recent accounting pronouncements

i.	Share-based payments and exercise price

The Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) to Topic 718 which provides guidance on whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades should be classified as a liability when the exercise price is not denominated in either a foreign operation’s functional currency or the currency in which an employee’s pay is denominated. The guidance clarifies that if a share-based payment award with an exercise price denominated in a currency of a market in which a substantial portion of the entity’s equity securities trade, it would not be considered to contain a condition that is not a market, performance or service condition that would require classification as a liability if it otherwise qualifies for equity classification. This guidance is effective for interim and annual periods beginning after December 15, 2010 and is effective for the Company beginning December 1, 2011. Adoption of this guidance had no impact on the Company’s consolidated financial statements.

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

ii.	Presentation of comprehensive income

In June 2011, the FASB issued an update to Topic 220, “Presentation of Comprehensive Income”. This ASU provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either 1) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or 2) a two-statement approach which presents the components of net income and total net income in a first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity was eliminated. The guidance will be applied retrospectively and is effective for annual periods beginning after December 15, 2011. Early adoption is permitted. The Company has elected to early adopt the guidance effective December 1, 2011. The Company’s current one-statement approach resulted in no impact to presentation.

iii.	Comprehensive income

In December 2011, the FASB issued “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (year ending November 30, 2013 for the Company). We do not expect the adoption of ASU 2011-12 to have a material impact on our results of operations, financial condition, or cash flows.

3	Plant and equipment

	in thousands of dollars
	November 30, 2012
		Accumulated
	Cost	amortization	Net
Alaska, USA	$	$	$

Machinery and equipment	2,831	(1,007)	1,824
Vehicles	201	(81)	120
Computer hardware	31	(28)	3
	3,063	(1,116)	1,947

	in thousands of dollars
	November 30, 2011
		Accumulated
	Cost	amortization	Net
Alaska, USA	$	$	$

Machinery and equipment	1,379	(279)	1,100
Vehicles	72	(49)	23
Computer hardware	31	(26)	5
	1,482	(354)	1,128

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

4	Mineral properties and development costs

	in thousands of dollars
	November 30, 2011	Acquisition costs	November 30, 2012
Alaska, USA	$	$	$
Ambler (a)	26,547	39	26,586
Bornite (b)	4,000	-	4,000
	30,547	39	30,586

	in thousands of dollars
	November 30, 2010	Acquisition costs	November 30, 2011
Alaska, USA	$	$	$
Ambler (a)	26,547	-	26,547
Bornite (b)	-	4,000	4,000
	26,547	4,000	30,547

(a)	Ambler

On January 11, 2010, NovaGold, through its wholly-owned subsidiary AGC, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt. As consideration, NovaGold, issued 931,098 shares with a fair value of $5.0 million and agreed to make cash payments to the vendor of $12.0 million each in January 2011 and January 2012, respectively, for total consideration of $29.0 million. The fair value of these cash payments were $11.1 million and $10.3 million, respectively, at the transaction date valued using a discount rate of approximately 8%. The January 2011 payment was made by NovaGold on January 7, 2011 and the January 2012 payment was made by NovaGold in advance on August 5, 2011. Total fair value of the consideration was $26.5 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the owner of the property can purchase at any time for a one-time payment of $10.0 million.

Accretion expense of $nil for the year ended November 30, 2012, $1.0 million for the year ended November 30, 2011 and $1.6 million for the year ended November 30, 2010 was recognized in regards to the discounted cash payments from the original transaction date to the date each cash payment was made.

Prior to the acquisition in 2010, NovaGold held an option to earn a 51% interest in the property which was terminated upon entering into the purchase and sale agreement.

As discussed in note 1, the property was acquired on October 17, 2011 by NovaCopper US through a purchase and sale agreement with AGC.

During the third and fourth quarters of 2012, the Company staked additional state claims contiguous with the Ambler lands at a cost of $39,000.

(b)	Bornite

On October 19, 2011, NovaCopper US acquired the exclusive right to explore the Bornite lands and lands deeded to NANA through the ANCSA, located adjacent to the Ambler lands in Northwest Alaska. As consideration, NovaCopper US paid $4 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects through an Exploration Agreement and Option to Lease with NANA. Upon the decision to proceed with development of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

NANA would also be granted a net smelter return royalty between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the percent which is determined by the classification of land from which production originates.

(c)	Mineral properties expense

The following table summarizes mineral properties expense for the years ended November 30, 2012, 2011 and 2010.

	in thousands of dollars
	November 30, 2012	November 30, 2011	November 30, 2010
	$	$	$
Community	159	108	36
Drilling	4,685	1,759	-
Engineering	512	1,140	190
Environmental	243	48	248
Geochemistry and geophysics	1,182	213	3
Land and permitting	81	-	261
Other income	(82)	-	-
Project support	4,971	2,796	543
Wages and benefits	3,576	2,536	346
Mineral property expense	15,327	8,600	1,627

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to November 30, 2012 is $42.4 million.

5	Accounts payable and accrued liabilities

	in thousands of dollars
	November 30, 2012	November 30, 2011
	$	$
Trade accounts payable	207	-
Accrued liabilities	659	126
Accrued salaries and vacation	980	-
Accounts payable and accrued liabilities	1,846	126

6	Related parties

Expenses to April 30, 2012 were funded by NovaGold and its subsidiaries. NovaGold is a company with directors in common. During the year ended November 30, 2012, NovaGold and its subsidiaries provided management and office services totaling $685,000 to the Company, including rent and a one-time set-up fee of $49,000 pursuant to a Services Agreement.

During the year ended November 30, 2012, the Company provided exploration and management services in the amount of $83,000 to NovaGold under the Services Agreement.

The Company had accounts receivable of $43,000 at November 30, 2012 due from NovaGold. The Company had payables of $127,000 at November 30, 2012 and $395,000 at November 30, 2011 due to NovaGold and its subsidiaries. The amount due at November 30, 2011 was capitalized as part of NovaGold’s funding of NovaCopper prior to the Effective Date of the Plan of Arrangement.

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

7	Share capital

Authorized:
          unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2010	-	-
Issued pursuant to incorporation	100	-
Issued pursuant to acquisition of subsidiary	100	27,280
November 30, 2011	200	27,280
Issued pursuant to Plan of Arrangement	46,577,878	64,496
Issued pursuant to employment agreement	76,005	316
Issued on exercise of options	10,986	76
November 30, 2012, issued and outstanding	46,665,069	92,168

On March 28, 2012, the shareholders of NovaGold approved the Plan of Arrangement in which NovaGold would distribute its interest in NovaCopper to its shareholders on the basis that each shareholder would receive one share in NovaCopper for every six shares of NovaGold held on the record date. As part of the Plan of Arrangement, the Company split its then issued and outstanding shares into 46,578,078 common shares. On April 30, 2012 (the “Effective Date”), the Plan of Arrangement became effective and the Company distributed a total of 46,578,078 common shares, including the 200 shares held by NovaGold, to shareholders of record of NovaGold as at the close of business on April 27, 2012. The value of $64.5 million attributed to the common shares distributed on the spin-out is the historical value expended by NovaGold on the Upper Kobuk Mineral Projects.

Concurrent with completion of the Plan of Arrangement, the Company issued 76,005 shares to the CEO as part of his employment agreement valued at $0.3 million based on the closing trading price on April 30, 2012.

(a)	Commitment

Under the Plan of Arrangement, NovaCopper has committed to issue up to 6,181,352 common shares to satisfy holders of NovaGold warrants, performance share units (“NovaGold PSUs”) and deferred shares units (“NovaGold DSUs”) on record as of the close of business April 27, 2012 on the same basis as NovaGold shareholders under the Plan of Arrangement. The amount of $12.2 million recorded in contributed surplus represents a pro-rated amount of the historical NovaGold investment based on the fully diluted number of common shares at the time the Arrangement became effective. When a warrant is exercised or a unit becomes vested, NovaCopper has committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, round down to the nearest whole number.

As of the Effective Date and November 30, 2012, there were 36.5 million NovaGold warrants, 355,800 performance share units of which the NovaGold shares that may be issued vary between 0% and 150% of the number of NovaGold PSUs granted, and 24,833 NovaGold DSUs outstanding.

Subsequent to year end, as discussed in note 11, 6,102,442 common shares have been issued under NovaCopper’s commitment.

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

(b)	Stock options

The Company has a stock option plan providing for the issuance of options at a rolling maximum number that shall not be greater than 10% of the issued and outstanding common shares of the Company at any given time. The Company may grant options to its directors, officers, employees and service providers. The exercise price of each option cannot be lower than the greater of Market Price or Fair Market Value of the shares (as such terms are defined in the plan) at the date of the option grant. The number of shares optioned to any single optionee may not exceed 10% of the issued and outstanding shares at the date of grant. The options are exercisable for a maximum of five years from the date of grant, and may be subject to vesting provisions. The Company recognizes compensation cost using the graded attribution method over the respective vesting period for the stock options.

On the Effective Date, 950,000 stock options were granted to certain of its employees and service providers exercisable for a period of five years at a price equal to the volume weighted-average trading price on the Toronto Stock Exchange for the five trading days commencing on the sixth trading day following the Effective Date, CDN$3.11, with one-third vesting immediately, one-third vesting on the first anniversary and one third vesting on the second anniversary. 2,850,000 stock options were granted to officers on the same pricing and expiry terms as described above, with two-thirds vesting on the first anniversary and one third vesting on the second anniversary. An initial grant of 2,000,000 options to non-executive directors has been granted and vested on the Effective Date exercisable for a period of five years on the same pricing terms as described above.

During the remainder of 2012, 510,000 options were granted to new employees and officers exercisable for a period of five years with various vesting terms between two and three years from the grant date.

The fair value of the stock options recognized in the period has been estimated using an option pricing model. Assumptions used in the pricing model for the period are as provided below.

November 30, 2012
Average risk-free interest rate	1.02-1.59%
Exercise price	CDN$1.76-3.14
Expected life	3.0 – 5.0 years
Expected volatility	59.0-101.3%
Expected dividends	Nil

The Black-Scholes and other option pricing models require the input of highly subjective assumptions. As NovaCopper has no history of granting stock options prior to April 30, 2012, the Company considered historical information from NovaGold in estimating the expected life of the options granted during the period. Further, volatility was estimated based upon historical price observations of NovaGold over the expected term of the options.

For the year ended November 30, 2012, NovaCopper granted a total of 6,310,000 stock options at a weighted average fair value of $2.30 and recognized a share-based payments charge of $9.2 million for options granted to directors ($4.1 million), employees and services providers ($5.1 million), net of forfeitures.

As of November 30, 2012, there were 3,730,010 non-vested options outstanding with a weighted average exercise price of $3.09; the non-vested stock option expense not yet recognized was $4.9 million; and this expense is expected to be recognized over the next year.

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

A summary of the Company’s stock option plan and changes during the year ended is as follows:

	November 30, 2012
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of year	-	-
Granted	6,310,000	3.11
Cancelled/forfeited	(245,006)	3.13
Balance – end of year	6,064,994	3.11

The following table summarizes information about the stock options outstanding at November 30, 2012.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 1.78 to $ 2.99	100,000	4.68	1.78	-	-
$ 3.00 to $ 3.99	5,964,994	4.42	3.13	2,234,984	3.13
	6,064,994	4.43	3.11	2,234,984	3.13

The aggregate intrinsic value of vested share options (the market value less the exercise value) at November 30, 2012 was $nil.

(c)	NovaGold Arrangement Options

Under the Plan of Arrangement, holders of NovaGold stock options received one option in NovaCopper for every six options held in NovaGold (“NovaGold Arrangement Options”). The exercise price of the options in NovaCopper was determined based on the relative fair values of NovaCopper and NovaGold based on the volume weighted-average trading prices on the Toronto Stock Exchange for the five trading days commencing on the sixth trading day following the Effective Date. All other terms of the options remained the same. A total of 2,189,040 options to acquire NovaCopper shares were granted under the Plan of Arrangement on April 30, 2012. No future stock options granted by NovaGold are subject to the Plan of Arrangement.

The fair value of the NovaGold Arrangement Options has been estimated using an option pricing model at a weighted average fair value of $1.74 and recognized a stock based compensation expense of $0.2 million for the year ended November 30, 2012. Assumptions used in the pricing models are as provided below.

November 30, 2012
Average risk-free interest rate	1.34-1.44%
Exercise price	CDN$0.55-10.67
Expected life	0.1-3.0 years
Expected volatility	50.5-61.3%
Expected dividends	Nil

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

A summary of the NovaGold Arrangement Options and changes during the year ended is as follows:

	November 30, 2012
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of year	-	-
Granted under the Plan of Arrangement	2,189,040	4.20
Exercised	(37,220)	2.11
Cancelled/forfeited	(67,758)	4.64
Expired	(7,521)	5.88
Balance – end of year	2,076,541	4.22

The following table summarizes information about the NovaGold Arrangement Options outstanding at November 30, 2012.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 0.54 to $ 1.99	351,880	0.93	1.33	351,880	1.33
$ 2.00 to $ 3.99	771,834	1.74	3.11	771,834	3.11
$ 4.00 to $ 5.99	630,465	3.93	5.40	381,261	5.38
$ 6.00 to $ 7.99	292,364	3.12	7.62	249,127	7.64
$8.00 to $10.60	29,998	4.47	8.94	29,998	8.94
	2,076,541	2.50	4.22	1,784,100	3.97

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise value) at November 30, 2012 was $241,000 and the aggregate intrinsic value of exercised options in 2012 was $32,000.

As of November 30, 2012, there were 292,441 non-vested NovaGold Arrangement Options outstanding with a weighted average exercise price of CDN$5.70; the non-vested stock option expense not yet recognized was $195,000; and this expense is expected to be recognized over the next three years.

8	Management of capital risk

The Company relies upon management to manage capital in order to accomplish the objectives of safeguarding the Company’s ability to continue as a going concern in order to pursue the development of its mineral properties and maintain a capital structure which optimizes the costs of capital at an acceptable risk (note 1 - liquidity). The Company’s current capital consists of equity funding through capital markets and funding received from its prior owner, NovaGold, prior to its public listing.

As the Company is currently in the exploration phase none of its financial instruments are exposed to commodity price risk; however, the Company’s ability to obtain long-term financing and its economic viability may be affected by commodity price volatility.

To facilitate the management of its capital requirements, the Company prepares annual expenditure budgets that are updated as necessary depending on various factors, including successful capital deployment and general industry conditions.

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

9	Financial instruments

The Company is exposed to a variety of risks arising from financial instruments. These risks and Management’s objectives, policies and procedures for managing these risks are disclosed as follows.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities, and due to related parties. The fair value of accounts payable and accrued liabilities and due to related parties approximates their carrying value due to the short-term nature of their maturity. All of the Company’s financial instruments are initially measured at fair value and then held at amortized cost.

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CDN$578,000, accounts receivable of CDN$72,000 and accounts payable of CDN$1,159,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $47,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions which are composed of financial instruments issued by Canadian banks. The Company’s accounts receivable consist of HST receivable from the Federal Government of Canada, amounts due from related parties and receivables due for camp and management services provided to other parties. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage as outlined in notes 1 and 8 to the consolidated financial statements.

Contractually obligated cash flow requirements as at November 30, 2012 are as follows.

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,846	1,846	-	-	-
Due to related parties	127	127
	1,973	1,973	-	-	-

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

10	Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

	in thousands of dollars
	November 30, 2012	November 30, 2011	November 30, 2010
	$	$	$
Combined federal and provincial statutory tax rate	25.13%	26.67%	26.67%
Income taxes at statutory rate	(7,794)	(3,023)	(891)
Difference in foreign tax rates	(2,652)	(1,638)	(482)
Effect of statutory rate changes	6	-	-
Expiry of net operating losses	376	-	-
Non-deductible expenditures	2,498	86	44
Other	(39)	-	-
Valuation allowance	7,605	4,575	1,329
Income tax expense	-	-	-

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at November 30, 2012 and 2011 are as follows:

	in thousands of dollars
	November 30, 2012	November 30, 2011
	$	$
Future income tax assets
Non-capital losses	41,778	39,422
Mineral property interest	13,036	7,976
Deferred interest	9,041	9,041
Property, plant and equipment	4	66
Share issuance costs	28	-
Other deductible temporary differences	235	35
Total future tax assets	64,122	56,540
Valuation allowance	(64,027)	(56,422)
Net future income tax assets	95	118
Future income tax liabilities
Other taxable temporary differences	95	118
Future income tax liabilities	95	118
Net future income tax assets	-	-

The Company has loss carry-forwards of approximately $103.2 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company, as described in note 1. Prior to the Plan of Arrangement, the Company undertook a tax reorganization during the year in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Future tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a future tax liability is recognized can be offset. A valuation allowance has been provided against future income tax assets where it is not more likely than not that the Company will realize those benefits.

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

The losses expire as follows in the following jurisdictions:

in thousands of dollars
	Non-capital losses	Operating losses
	Canada	United States
	$	$
2013	-	-
2014	-	-
2015	-	-
2016	-	-
2017	-	-
Thereafter	3,972	99,211
	3,972	99,211

Future use of these U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. An ownership change under Section 382 occurred on January 22, 2009 regarding losses incurred by AGC, of which the attributes of those losses were transferred to NovaCopper US with the purchase of the mineral property in October 2011. Therefore, approximately $42.6 million of the U.S. losses above are subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited.

An additional change in control could have occurred after November 30, 2011 which may further limit the availability of losses prior to the date of change in control.

11	Subsequent events

On November 29, 2012, the Board of Directors approved a Restricted Share Unit (“RSU Plan”) and a Deferred Share Unit (“DSU Plan”) to provide long-term incentives to employees and directors. The RSU and DSU Plans may be settled in cash or shares, subject to shareholder and stock exchange approvals, at the Company’s election with each Restricted Share Unit (“RSU”) and Deferred Share Unit (“DSU”) entitling the holder to receive one common share. On December 5, 2012, 1,295,500 RSUs were granted to employees vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014. 750,000 DSUs were granted to directors vesting immediately to be paid out at the time of retirement from NovaCopper.

On December 3, 2012, 220,500 NovaGold PSUs vested at a performance rating of 67% of the units granted. Upon the vesting of the NovaGold PSUs, NovaCopper issued 14,180 common shares to holders of the units based on its commitment under the Plan of Arrangement to deliver one common share in NovaCopper for every six shares of NovaGold the holder received.

Between December 31, 2012 and January 18, 2013, 36,529,586 NovaGold warrants were exercised by various warrants holders, including 31,337,278 NovaGold warrants by the Company’s largest shareholder, Electrum Strategic Resources L.P. Under the Plan of Arrangement, NovaCopper issued 6,088,262 common shares to the warrant holders in satisfaction of its commitment to deliver one common share for every six shares of NovaGold the holder was entitled to receive. NovaCopper does not receive funds upon the exercise of warrants under the terms of the Plan of Arrangement.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the US Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2012. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f)of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission framework to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has expressed its opinion in its report included with the Company’s annual consolidated financial statements.

Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP’s attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the year ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of NovaCopper

As of November 30, 2012, we had three executive officers, namely Rick Van Nieuwenhuyse, Elaine Sanders, and Joseph R. Piekenbrock. The following information is presented as of November 30, 2012.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Rick Van Nieuwenhuyse	57	April 29, 2011(1)	Chief Executive Officer of the NovaCopper
British Columbia, Canada			(2011 – present); Former President and Chief
Director, President and Chief Executive Officer			Executive Officer of NovaGold

Elaine Sanders	43	January 30, 2012(2)	VP and Chief Financial Officer of
British Columbia, Canada			NovaCopper (2012 – present); Corporate
VP, Chief Financial Officer and Corporate			Secretary of NovaCopper (2011 – present);
Secretary			Vice President, Chief Financial Officer and
Corporate Secretary of NovaGold (2011 –
2012); and Vice President Finance of
NovaGold (2006 – 2011).

Joseph R. Piekenbrock	57	April 29, 2011(3)	Senior Vice President, Exploration of the
Colorado, USA			Company (2011– present), Vice President,
Senior Vice President, Exploration			Exploration of NovaGold (2002-2012).

(1) Mr. Van Nieuwenhuyse was appointed President and Chief Executive Officer on April 29, 2011. He became a full-time employee of the Company on January 9, 2012.
(2) Ms. Sanders was appointed Chief Financial Officer on January 30, 2012. She became a full-time employee of the Company on November 13, 2012.
(3) Mr. Piekenbrock was appointed Senior VP, Exploration on April 29, 2011. He became a full-time employee of the Company on May 1, 2012.

     The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed within 120 days of November 30, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2013 Proxy Statement”), is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     The information responsive to Items 402 and 407 of Regulation S-K to be included in our 2013 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2013 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information responsive to Items 404 and 407 of Regulation S-K to be included in our 2013 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information responsive to Item 9(e) of Schedule 14A to be included in our 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed With This Report

1.	FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

None.

3.	EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

NovaCopper Inc. Equity Incentive Plan identified in exhibit list below.

Employment Agreement between the Registrant and Rick Van Nieuwenhuyse, dated January 9, 2012, identified in exhibit list below.

Employment Agreement between the Registrant and Elaine Sanders, dated November 5, 2012, identified in exhibit list below.

Employment Agreement between the Registrant and Joseph Piekenbrock, dated May 1, 2012, identified in exhibit list below.

2004 Stock Award Plan of NovaGold Resources Inc. (as amended) identified in exhibit list below.

NovaGold 2009 Performance Share Unit Plan identified in exhibit list below.

NovaGold 2009 Deferred Share Unit Plan identified in exhibit list below.

NovaCopper Inc. 2012 Restricted Share Unit Plan identified in exhibit list below.

NovaCopper Inc. 2012 Deferred Share Unit Plan identified in exhibit list below.

(b)	Exhibits

Exhibit
No.	Description
3.1	Certificate of Incorporation (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2	Articles of NovaCopper Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

10.1	Commitment Agreement between NovaGold Resources Inc. and NovaCopper Inc. dated effective April 19, 2012 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

Exhibit
No.	Description
10.2	Exploration Agreement and Option to Lease between NovaCopper US Inc. and NANA Regional Corporation, Inc. dated October 19, 2011(incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

10.3	Net Smelter Returns Royalty Agreement among Kenecott Exploration Company, Kennecott Arctic Company, Alaska Gold Company, and NovaGold Resources Inc. dated effective January 7, 2010 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

10.4	Employment Agreement between the Registrant and Rick Van Nieuwenhuyse, dated January 9, 2012 (incorporated by reference to Exhibit 4.4 of the Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.5	Employment Agreement between the Registrant and Elaine Sanders, dated November 5, 2012

10.6	Employment Agreement between the Registrant and Joseph Piekenbrock, dated May 1, 2012

10.7	2004 Stock Award Plan of NovaGold Resources Inc. (as amended) (incorporated by reference to Appendix A of Exhibit 99.2 of the Registrant’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of the Registrant’s registration statement on Form 40-F as filed on March 1, 2012)

10.8	NovaGold 2009 Performance Share Unit Plan (incorporated by reference to Appendix C of Exhibit 99.2 of the Registrant’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of the Registrant’s registration statement on Form 40-F as filed on March 1, 2012, File No. 001- 35447)

10.9	NovaGold 2009 Deferred Share Unit Plan (incorporated by reference to Appendix E of Exhibit 99.2 of the Registrant’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of the Registrant’s registration statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

10.10	Form of NovaCopper Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.5 of the Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.11	NovaCopper Inc. 2012 Restricted Share Unit Plan

10.12	NovaCopper Inc. 2012 Deferred Share Unit Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Terry Braun

23.3	Consent of Bruce Davis

23.4	Consent of Eric Olin

23.5	Consent of Scott Petsel

23.6	Consent of Neal Rigby

23.7	Consent of Jeffrey Volk

23.8	Consent of Russ White

23.9	Consent of Robert Sim

23.10	Consent of SRK Consulting (US) Inc.

23.11	Consent of BD Resource Consulting Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit
No.	Description
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVACOPPER INC.

By:	/s/ Rick Van Nieuwenhuyse
Name:	Rick Van Nieuwenhuyse
Title:	President and Chief Executive Officer

Date: February 12, 2013

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rick Van Nieuwenhuyse	President, Chief Executive Officer and	February 12, 2013
Rick Van Nieuwenhuyse	Director (Principal Executive Officer)

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 12, 2013
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ Clynton Nauman	Lead Director and Authorized US	February 12, 2013
Clynton R. Nauman	Representative

/s/ Tony Giardini	Director	February 12, 2013
Tony Giardini

/s/ Thomas Kaplan	Director	February 12, 2013
Dr. Thomas S. Kaplan

/s/ Terry Krepiakevich	Director	February 12, 2013
Terry Krepiakevich

/s/ Gregory Lang	Director	February 12, 2013
Gregory A. Lang

/s/ Igor Levental	Director	February 12, 2013
Igor Levental

/s/ Kalidas Madhavpeddi	Director	February 12, 2013
Kalidas V. Madhavpeddi

/s/ Gerald McConnell	Director	February 12, 2013
Gerald McConnell

/s/ Walter Segsworth	Director	February 12, 2013
Walter Segsworth

/s/ Janice Stairs	Director	February 12, 2013
Janice Stairs