Form 10-K/A
period 2012-11-30
NovaCopper Inc.
filed 2013-03-12
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As at May 31, 2012, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $76.9 million. As of February 28, 2013, the registrant had 52,767,511 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

2

NOVACOPPER INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NovaCopper” refer to NovaCopper Inc., a British Columbia corporation, either alone or together with its subsidiaries as the context requires as of November 30, 2012.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of NovaCopper Inc. (“NovaCopper”, “we”, “our”, “us”, or the “Company”) for the year ended November 30, 2012, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2013, is being filed to include the responses to the items required by Part III that we previously intended to incorporate by reference to the proxy statement for our 2013 annual meeting of shareholders. Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Except as specifically provided otherwise herein, this Amendment No. 1 does not reflect events occurring after February 12, 2013, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K originally filed on February 12, 2013.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers. The term for each director expires at our next annual meeting or at such time as his or her successor is appointed and qualified, upon ceasing to meet the qualifications for election as a director, upon death, upon removal by the shareholders or upon delivery or submission to the Company of the director's written resignation, unless the resignation specifies a later time of resignation. Each executive officer shall hold office until the earlier of the date his resignation becomes effective, the date his successor is appointed or he shall cease to be qualified for that office, or the date he is terminated by the board of directors of the Company (the “Board”). The name and location of residence, their ages and offices held by the directors and executive officers has been furnished by each of them and is current as of November 30, 2012. Unless otherwise indicated, the address of each director and executive officer in the table set forth below is care of NovaCopper Inc., Suite 2300, 200 Granville Street, Vancouver, British Columbia, Canada.

Name and Municipality of Residence	Position and Office Held	Director/Officer Since	Age
Tony S. Giardini (2)(3)	Director	January 24, 2012	53
British Columbia, Canada
Dr. Thomas S. Kaplan (1)	Chairman	January 24, 2012	50
New York, USA
Terry Krepiakevich (2)	Director	April 27, 2011	60
British Columbia, Canada
Gregory A. Lang (4)	Director	January 24, 2012	57
Utah, USA
Igor Levental (5)(6)	Director	January 24, 2012	57
Colorado, USA
Kalidas V. Madhavpeddi (2)(3)(4)	Director	January 24, 2012	57
Arizona, USA
Gerald J. McConnell (5)	Director	January 24, 2012	67
Nova Scotia, Canada
Clynton R. Nauman (4)	Lead Director	April 27, 2011	63
Washington, USA
Janice Stairs (3)(5)(6)	Director	April 27, 2011	53
Nova Scotia, Canada
Walter Segsworth (4)(6)	Director	January 24, 2012	63
British Columbia, Canada
Rick Van Nieuwenhuyse (6)	Director, President and Chief	April 27, 2011	57
British Columbia, Canada	Executive Officer of the Company.
Elaine M. Sanders	Vice President, Chief Financial	April 29, 2011 (7)	43
British Columbia, Canada	Officer and Corporate Secretary
Joseph R. Piekenbrock	Senior Vice President,	April 29, 2011	57
Colorado, USA	Exploration

(1)	Chairman of the Board.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Environment, Health, Safety and Technical (“EHST”) Committee.
(5)	Member of the Corporate Governance and Nominations Committee.
(6)	Member of the Corporate Communications Committee.
(7)	Appointed Corporate Secretary on April 29, 2011 and Vice President and CFO on January 30, 2012.

Tony S. Giardini, CA, CPA

Mr. Giardini is currently Chief Financial Officer of Kinross Gold Corporation and was Chief Financial Officer of Ivanhoe Mines Ltd. from May 2006 to April 2012. Prior to joining Ivanhoe Mines Ltd., Mr. Giardini spent more than 10 years with Placer Dome Inc. as Vice President and Treasurer, responsible for managing and overseeing the company’s debt and capital market activities, including managing banking relationships with U.S., Canadian, and international banks. During his time at Placer Dome, Mr. Giardini led the financing team that raised in excess of US$1 billion in debt and equity financings. Mr. Giardini is a Chartered Accountant and a Certified Public Accountant and spent 12 years with accounting firm KPMG prior to joining Placer Dome Inc.

The Board has determined that Mr. Giardini should serve as a director due to his experience in finance, financial reporting and operations as a chief financial officer of a major mining company.

Principal Occupation During Past Five Years: Chief Financial Officer of Kinross Gold Corporation (November 2012-present); Chief Financial Officer of Capstone Mining Corp. (August – November 2012); Chief Financial Officer of Ivanhoe Mines Ltd. (2006 – 2012); and Vice President and Treasurer of Placer Dome Inc. (2003 – 2006).

Directorships Held During Past Five Years: NovaGold Resources Inc.

Areas of experience include: finance, investment banking, governance, mining industry, treasury and audit.

Dr. Thomas S. Kaplan

Dr. Kaplan is Chairman of the Board of Directors of the Company as well as NovaGold Resources Inc.. He is also Executive Chairman of The Electrum Group LLC, a privately-held global natural resources investment management company which manages the portfolio of Electrum, the single largest shareholder of the Company. Dr. Kaplan is an entrepreneur and investor with a track record of both creating and unlocking shareholder value in public and private companies. Most recently, Dr. Kaplan served as Chairman of Leor Exploration & Production LLC, a natural gas exploration and development company founded by Dr. Kaplan in 2003. In 2007, Leor’s natural gas assets were sold to EnCana Oil & Gas USA Inc., a subsidiary of Encana Corporation, for $2.55 billion. Dr. Kaplan holds Bachelor’s, Master’s and Doctoral Degrees in History from Oxford University.

The Board has determined that Dr. Kaplan should serve as a director due to his knowledge of economics and mergers and acquisitions in the mining sector.

Principal Occupation During Past Five Years: Chairman and Chief Executive Officer of The Electrum Group LLC (2011 –present); Chairman of Tigris Financial Group Ltd. (2007 – 2011); Principal of Tigris Financial Group (2011 – present); and Chairman, Leor Exploration and Production LLC (2007 – present).

Directorships Held During Past Five Years: NovaGold Resources Inc.

Areas of experience include: finance, mergers and acquisitions in the mining industry, mineral exploration.

Terry Krepiakevich, CA

Mr. Krepiakevich most recently was Chief Financial Officer of SouthGobi Resources Ltd. from July 2006 to 2011, a TSX and Hong Kong-listed company, and is a director of Western Lithium USA Corp., Concordia Resource Corp., and St. Augustine Gold & Copper Ltd, TSX-listed companies. He has been a director of Alexco Resource Corp., a TSX and NYSE-listed mineral resources company, since July 2009. Mr. Krepiakevich serves as Chair of the Audit Committee for the above noted companies where he is a director, and has previously served as a member of Compensation, Nomination and Corporate Governance Committees. From November 2000 to July 2006, Mr. Krepiakevich was the Chief Financial Officer of Extreme CCTV Inc., which was formerly listed on the TSX, and also served as a director from June 2001 to July 2006. Mr. Krepiakevich was the Chief Executive Officer and a director of First Industrial Capital Corp. from September 1997 to March 2004. He was the Vice President of Finance and Chief Financial Officer of Maynards Industries from July 1988 to June 2000. Mr. Krepiakevich is a Chartered Accountant, certified by the Institute of Chartered Accountants of British Columbia.

The Board has determined that Mr. Krepiakevich should serve as a director due to his knowledge of finance, public markets, corporate governance and internal controls.

Principal Occupation During Past Five Years: Chief Financial Officer of SouthGobi Resources Ltd. (2006 – 2011).

Directorships Held During Past Five Years: Alexco Resource Corp., Concordia Resource Corp., Western Lithium USA Corporation, St. Augustine Gold and Copper Limited.

Areas of experience include: finance, investment banking, governance, mining industry, treasury and audit.

Gregory A. Lang

Mr. Lang is President and Chief Executive Officer of NovaGold. Mr. Lang has over 30 years of diverse experience in mine operations, project development and evaluations, including experience as President of Barrick Gold of North America, a wholly-owned subsidiary of Barrick Gold Corporation. Mr. Lang has held operating and project development positions over his 10-year tenure with Barrick Gold Corporation and, prior to that, with Homestake Mining Company and International Corona Corporation, both of which are now part of Barrick Gold Corporation. He holds a Bachelor of Science in Mining Engineering from University of Missouri-Rolla and is a Graduate of the Stanford University Executive Program.

The Board has determined that Mr. Lang should serve as a director due to his knowledge of mine building and operations.

Principal Occupation During Past Five Years: President and Chief Executive Officer of NovaGold Resources Inc (January 2012 –present) and President of Barrick Gold of North America (2005 – 2011).

Directorships Held During Past Five Years: NovaGold Resources Inc., Sunward Resources Ltd.

Areas of experience include: senior officer, mine engineering, construction, safety and operations.

Igor Levental, P.Eng

Mr. Levental is President of The Electrum Group LLC, a privately-held global natural resources investment management company. Electrum, an affiliate of Electrum Group, is currently the largest shareholder of the Company. Mr. Levental is a director of Gabriel Resources Ltd., a TSX-listed company engaged in the development of major precious metals deposits in Romania. He is also a director of NovaGold Resources Inc., a TSX-listed company involved in the development of major projects in Alaska and British Columbia and Sunward Resources Ltd., a TSX-listed company engaged in the exploration and development of a large porphyry gold-copper project in Colombia. With more than 30 years of experience across a broad cross-section of the international mining industry, Mr. Levental has held senior positions with major mining companies including Homestake Mining Company and International Corona Corporation. Mr. Levental is a Professional Engineer with a BSc in Chemical Engineering and an MBA from the University of Alberta.

The Board has determined that Mr. Levental should serve as a director due to his knowledge of corporate development and investor relations.

Principal Occupation During Past Five Years: President of The Electrum Group LLC (2010 – present); and Executive Vice President, Corporate Development of Electrum USA Ltd. (2007 – 2010).

Directorships Held During Past Five Years: Sunward Resources Ltd., NovaGold Resources Inc., Gabriel Resources Ltd.

Areas of experience include: corporate development, finance, mergers and acquisitions, corporate governance and mining industry.

Kalidas V. Madhavpeddi

Mr. Madhavpeddi has been President of Azteca Consulting LLC, an advisory firm to the metals and mining sector, since November 2006. He is also the Chief Executive Officer of Forex Investment Group, a private Hong Kong based equity fund. His extensive career in the mining industry spans over 30 years including Phelps Dodge Corp. from 1980 to 2006, starting as a Systems Engineer and ultimately becoming Senior Vice President for Phelps Dodge Corporation, a Fortune 500 company, responsible for the company’s global business development, acquisitions and divestments, including joint ventures, as well as its global exploration programs. He was contemporaneously President of Phelps Dodge Wire and Cable, a copper and aluminum cable manufacturer with international operations in over ten countries, including Brazil and China. Mr. Madhavpeddi is an alumnus of the Indian Institute of Technology, Madras, India, the University of Iowa and the Harvard Business School.

The Board has determined that Mr. Madhavpeddi should serve as a director due to his many years of experience in the copper industry with a major producer and his knowledge of mergers and acquisitions.

Principal Occupation During Past Five Years: President of Azteca Consulting LLC (2006 – present) and Chief Executive Officer of Forex Investment Group Limited (2011 – present).

Directorships Held During Past Five Years: Capstone Mining Corp., NovaGold Resources Inc., Namibia Rare Earths Inc.

Areas of experience include: corporate strategy, mergers and acquisitions, mining operations and capital, marketing and sales.

Gerald J. McConnell, Q.C.

Mr. McConnell has over 25 years of experience in the resource sector. Mr. McConnell is a director and the Chief Executive Officer of Namibia Rare Earths Inc., a public Canadian company focused on the development of rare earth opportunities in Namibia. From 1990 to 2010, he was President and Chief Executive Officer of Etruscan Resources Inc., a West African junior gold producer. From December 1984 to January 1998, Mr. McConnell was the President of the Company and from January 1998 to May 1999 he was the Chairman and Chief Executive Officer of the Company. Gerald McConnell, a graduate of Dalhousie Law School, was called to the bar of Nova Scotia in 1971 and received his Queen’s Counsel designation in 1986.

The Board has determined that Mr. McConnell should serve as a director due to his knowledge of legal and corporate governance.

Principal Occupation During Past Five Years: Director and Chief Executive Officer of Namibia Rare Earths Inc. (2010 – present) and President and Chief Executive Officer of Etruscan Resources Inc. (1990 – 2010).

Directorships Held During Past Five Years: Namibia Rare Earths Inc., NovaGold Resources Inc., Etruscan Resources Inc.

Areas of experience include: legal, compensation, operations, mining industry, senior officer and board governance.

Clynton R. Nauman

Mr. Nauman, Lead Director (as more particularly described under “Statement of Corporate Governance Practices – Position Descriptions”), is the President and Chief Executive Officer of Alexco Resource Corp. From January 2002 to January 2005, Mr. Nauman was the President of Asset Liability Management Group ULC and from February 1998 until February 2003 Mr. Nauman was President of Viceroy Gold Corporation and Viceroy Minerals Corporation, and a director of Viceroy Resource Corporation. From 1993 to 1998, Mr. Nauman was the General Manager of Kennecott Minerals. Mr. Nauman has 25 years of diversified experience in the mining industry ranging from exploration and business development to operations and business management in the precious metals, base metals and coal sectors.

The Board has determined that Mr. Nauman should serve as a director due to his work experience in Alaska, his knowledge of Alaskan operations and experience with exploration, environmental matters, mine safety and geology.

Principal Occupation During Past Five Years: Chief Executive Officer of Alexco Resource Corp. and Asset Liability Management Group ULC (2005 – present).

Directorships Held During Past Five Years: Alexco Resource Corp., NovaGold Resources Inc.

Areas of experience include: environmental, geology, exploration, mine development and operations, mining industry, senior officer, financing and corporate governance.

Janice Stairs, LLB, MBA

Ms. Stairs has over 25 years of experience working with companies involved in the resource sector. Ms. Stairs is currently General Counsel to Namibia Rare Earths Inc., a TSX-listed explorer focused on rare earths in Namibia. Prior to joining Namibia Rare Earths in September 2011, Ms. Stairs was General Counsel to Endeavour Mining Corporation, a position she assumed in September 2010 after Endeavour acquired Etruscan Resources Inc. where Ms. Stairs had held the positions of Vice President and General Counsel since 2004. Prior to 2004, Ms. Stairs was a partner with the law firm of McInnes Cooper (formerly Patterson Palmer) located in Halifax, Nova Scotia, and she continues to act as counsel to the firm. Ms. Stairs practiced law in private practice for 19 years specializing in corporate finance, securities and resource-related issues for private and public companies. Ms. Stairs is a director and Chair of Nova Scotia Business Inc., a Nova Scotia crown corporation established to promote economic development in Nova Scotia. Ms. Stairs graduated from Dalhousie Law School and holds a Masters of Business Administration degree from Queen’s University.

The Board has determined that Ms. Stairs should serve as a director due to her experience in securities compliance and public listing requirements and knowledge of legal and corporate governance.

Principal Occupation During Past Five Years: General Counsel to Namibia Rare Earths Inc. (2011-present); General Counsel to Endeavour Mining Corporation (2010-2011); and Vice President and General Counsel of Etruscan Resources Inc. (2004 – 2010).

Directorships Held During Past Five Years: None

Areas of experience include: legal aspects of corporate finance, securities and resource-related issues for private and public companies.

Walter Segsworth

Mr. Segsworth is a director of Gabriel Resources Ltd., Heatherdale Resources, Roxgold Inc., Telus World of Science, and is lead independent director of Pan American Silver. Mr. Segsworth has 40 years of experience in mining in Canada and overseas. Mr. Segsworth has served as a senior officer of several mining companies including Westmin Resources, where he was President and Chief Executive Officer, and Homestake Mining Company, where he was President and Chief Operating Officer. He is also currently lead independent director of Alterra Power Corp. Mr. Segsworth is past Chairman of both the Mining Associations of British Columbia (BC) and Canada and was named BC's Mining Person of the year in 1996. He received his bachelor of science in mining engineering from Michigan Technological University.

The Board has determined that Mr. Segsworth should serve as a director due to his knowledge of mining engineering and operations.

Principal Occupation During Past Five Years: Corporate director of various corporations.

Directorships Held During Past Five Years: Heatherdale Resources Ltd., Pan American Silver Corp., Alterra Power Corp., Gabriel Resources Ltd., Roxgold Inc., UEX Corporation, Northern Dynasty Minerals Ltd., Explorator Resources Inc., Plutonic Power Corporation, Yukon Zinc Corporation, Great Basin Gold Ltd. and Centenario Copper Corporation.

Areas of experience include: corporate governance, mining engineering and mining operations.

Rick Van Nieuwenhuyse

Mr. Van Nieuwenhuyse is the President and Chief Executive Officer of the Company. Mr. Van Nieuwenhuyse has more than 30 years of experience in the natural resource sector, including his role as Founder, President and Chief Executive Officer of NovaGold since 1997 and his role as Vice President of Exploration for Placer Dome Inc. from 1990 to 1997. In addition to his international exploration perspective, Mr. Van Nieuwenhuyse brings years of working experience in and knowledge of Alaska to the Company. Mr. Van Nieuwenhuyse has managed projects from grassroots discovery through to advanced feasibility studies, production and closure. Mr. Van Nieuwenhuyse holds a Candidature degree in Science from the Université de Louvain, Belgium, and a Masters of Science degree in Geology from the University of Arizona. He received the Thayer Lindsley award in 2009 for his role in the Donlin Gold discovery.

The Board believes that Mr. Van Nieuwenhuyse is an invaluable member of management due to his leadership skills. His understanding of Alaska, technical, economic and social aspects of the Company’s UKMP Projects have significantly contributed to the advancement of the Company’s core asset. Accordingly, the Board has determined that Mr. Van Nieuwenhuyse should once again serve as a director.

Principal Occupation During Past Five Years: Former President and Chief Executive Officer of NovaGold Resources Inc.

Directorships Held During Past Five Years: Alexco Resource Corp., AsiaBase Metals Inc., NovaGold Resources Inc., Tintina Resources Inc.

Areas of experience include: exploration, geology, government relations, mining industry, financing, senior officer and board governance.

Elaine M. Sanders, CA, CPA

Ms. Sanders is the Chief Financial Officer and Corporate Secretary of NovaCopper and was Vice President, Chief Financial Officer and Corporate Secretary of NovaGold. She brings over 20 years of experience in audit, finance and accounting with public and private companies. She has been involved with numerous financings and acquisitions, and has listed companies on both the TSX and NYSE-MKT (previously AMEX). Elaine is responsible for all aspects of financial reporting, compliance and corporate governance of the Company. She holds a Bachelor of Commerce degree from the University of Alberta, a Chartered Accountant and a Certified Public Accountant.

Principal Occupation During Past Five Years: Chief Financial Officer and Corporate Secretary of NovaCopper Inc. (2011 –present); Vice President, Chief Financial Officer and Corporate Secretary of NovaGold Resources Inc (2011 – 2012); and Vice President Finance and Corporate Secretary of NovaGold Resources Inc (2006 – 2011).

Directorships Held During Past Five Years: none.

Areas of experience include: finance, securities compliance, senior officer and corporate governance.

Joseph R. Piekenbrock

Mr. Piekenbrock is the Senior Vice President, Exploration of NovaCopper and was Vice President, Exploration of NovaGold from 2002 to 2012. He brings over 30 years of experience working in the minerals exploration and development sector. Prior to joining NovaGold in 2002, he worked extensively in northern climates through years of exploration for both Teck Cominco Ltd. and Placer Dome Inc. in Alaska. Mr. Piekenbrock holds a B.A. in Geology from the University of Colorado and an M.Sc. in Geology from the University of Arizona.

Principal Occupation During Past Five Years: Vice President, Exploration of NovaGold Resources Inc.

Directorships Held During Past Five Years: AsiaBaseMetals Inc. and Mantra Capital Inc.

Areas of experience include: exploration, geology, and mining industry.

Legal Proceedings

Neither the Company nor any of its property is currently subject to any material legal proceedings or other adverse regulatory proceedings. We do not currently know of any legal proceedings against us involving our directors, executive officers or Shareholders of more than 5% of our voting shares. None of our directors or executive officers has, during the past ten years, been involved in any material bankruptcy, criminal or securities law proceedings.

Audit Committee and Audit Committee Financial Expert

The Board has appointed an Audit Committee to assist the Board in monitoring (i) the integrity of the financial statements of the Company, (ii) the independent auditor’s qualifications and independence, (iii) the performance of the Company’s internal financial controls and audit function and the performance of the independent auditors, and (iv) the compliance by the Company with legal and regulatory requirements. The members of the Audit Committee are elected annually by the Board at the annual organizational meeting. The members of the Audit Committee shall meet the independence and experience requirements of the NYSE-MKT and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC. At least one member of the Audit Committee shall be an “audit committee financial expert” as defined by the SEC. The Company’s Audit Committee consists of fully independent members and the Company’s “audit committee financial expert” is Terry Krepiakevich. The Audit Committee meetings are held quarterly at a minimum. The Company’s Audit Committee Charter is available on the Company’s website at www.novacopper.com.

Ethical Business Conduct

The Board has adopted a Code of Business Conduct and Ethics (the “Code”) for the Company’s directors, officers and employees. A copy of the Code is available on the Company’s website at www.novacopper.com, on SEDAR at www.sedar.com, on EDGAR at www.sec.gov, and may be obtained free of charge by contacting the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and such 10% shareholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

The Company was a “foreign private issuer” (as defined in Rule 3b-4 under the Exchange Act) during the entirety of the fiscal year ended November 30, 2012 and was not subject to the reporting requirements of Section 16(a). The Company will be required in its Circular for the next fiscal year to make a determination of whether it believes all transactions required to be reported pursuant to Section 16(a) were timely reported by the Company's officers, directors and greater than 10% Shareholders.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes and explains the significant elements of the Company’s executive compensation program which was implemented during the 2012 fiscal year to attract, retain and incentivize the Company’s named executive officers (“NEOs” or “Named Executive Officers”).

For the fiscal year ended November 30, 2011 the Company did not have a compensation program or any NEOs as the Company was a wholly-owned subsidiary of NovaGold. NovaGold provided various services to the Company for the majority of 2012 through a services agreement (“the Services Agreement”) including the services of Ms. Sanders as Chief Financial Officer (“CFO”).

On April 30, 2012 the Company’s outstanding Common Shares were distributed to shareholders of NovaGold by way of a statutory plan of arrangement at which time the Company became a public company holding the Arctic and Bornite projects (the “Upper Kobuk Mineral Projects” or “UKMP Projects”) as the Company’s material assets. Since April 30, 2012 until November 13, 2012, the Company had been developing the Company’s internal capabilities and, accordingly, Ms. Sanders provided her services to the Company until November 13, 2012 pursuant to the terms of the Services Agreement. On November 13, 2012, Ms. Sanders terminated her employment with NovaGold and entered into a contract of employment with the Company.

The Company’s current NEOs are:

  Mr. Rick Van Nieuwenhuyse, President and CEO

  Ms. Elaine Sanders, Vice President and CFO

  Mr. Joseph Piekenbrock, Senior Vice President, Exploration

Ms. Sanders and Mr. Piekenbrock transitioned to NovaCopper from similar roles at NovaGold based on a coordinated approach between the two companies. With almost ten years of experience for each of Ms. Sanders and Mr. Piekenbrock at NovaGold, both companies wished to retain expertise and knowledge of the UKMP Projects with the spun-out company. Accordingly, the salaries and benefits received by Ms. Sanders and Mr. Piekenbrock at NovaGold were considered by the Compensation Committee in determining the appropriate compensation for such individuals at NovaCopper.

Objectives of Compensation Program

The objectives of the Company’s compensation program are to attract, retain and incentivize highly qualified executive officers with the talent and experience necessary for the success of the Company. The Company’s compensation program is designed to recruit and retain key individuals and reward individuals with compensation that has long-term growth potential while recognizing that the executives work as a team to achieve corporate results and should be rewarded accordingly.

The Compensation Committee of the Board (the “Compensation Committee”) evaluates each executive officer position to establish and enumerate skill requirements and levels of responsibility. The Compensation Committee, after referring to market information provided by its outside compensation advisor, Roger Gurr & Associates (the “Compensation Consultant”), determines compensation for the executive officers. The Company compensation philosophy for 2012 was to be in the 62.5th percentile of its Peer Group (defined below) for base salaries paid to its NEOs, 75th percentile of its Peer Group for total cash compensation based on individual and company performance paid to its NEOs (which compensation includes base salary and annual short term incentives paid) and 50th percentile of its Peer Group for total long term incentives granted to its NEOs.

Executive Compensation Policies and Programs

In establishing compensation objectives for executive officers, the Compensation Committee seeks to accomplish the following goals:

  incentivize executives to achieve important corporate and personal performance objectives and reward them when such objectives are met;

  recruit and subsequently retain highly qualified executive officers by offering overall compensation that is competitive with that offered for comparable positions at Peer Group companies; and

  align the interests of executive officers with the long-term interests of Shareholders through participation in the Company’s stock- based compensation plans.

Currently, the Company’s executive compensation package consists of the following principal components: base salary, annual incentive cash bonus, various health plan benefits, registered retirement savings plan (“RRSP”) matching for Canadian NEOs, individual retirement account (“IRA”) matching for U.S. NEOs, and long-term incentives in the form of stock options and restricted share units.

The following table summarizes the different elements of the Company’s total compensation package:

COMPENSATION ELEMENT	OBJECTIVE	KEY FEATURE
Base Salary	Provide a fixed level of cash compensation for performing day-to-day responsibilities.	Base salary bands were created and annually reviewed based on 62.5th percentile of the market data for base salary. Actual increases are based on individual performance.
Annual Incentive Plan	Reward for short-term performance against corporate, department, and individual goals.	Cash payments based on a formula. Each NEO has a target percentile opportunity based on the 75th percentile of the market data for total cash. Actual payout depends on performance against corporate, group and individual goals. Minimum Company performance needs to be met before a payout occurs.
Stock Options	Align management interests with those of shareholders, encourage retention and reward long-term Company performance.	Calculations are based on targets for each NEO determined by targeting the 50th percentile of the market data for total direct compensation. Stock option grants generally vest over 2 years and have a 5-year life.

Restricted Share Units	Align management interests with those of shareholders, encourage retention and reward long-term Company performance.	Calculations are based on targets for each NEO determined by targeting the 50th percentile of the market data for total direct compensation. RSU grants may vest over a period of 2 years.
Retirement Plans: RRSP (Canadian employees) and IRA (U.S. employees)	Provide retirement savings.	RRSP – Company matches 100% of the employee’s contribution up to 5% of base salary. IRA – Company matches 100% of the employee’s contribution up to 3% of base salary.
Health Plan Benefits	Provide security to employees and their dependents pertaining to health and welfare risks.	Coverage includes medical and dental benefits, short- and long-term disability insurance, life insurance and employee assistance plan.

Annual Compensation Decision-Making Process

Each year, the executive team establishes goals and initiatives for the upcoming year that include key priorities. The CEO presents these goals and initiatives to the Board for approval. Similarly, the CEO and the Chair of the Compensation Committee work together to establish goals for the CEO for the upcoming fiscal year and the CEO follows a process similar to the other NEOs.

The 2013 Corporate Goals Include:

  Operate a Safe Workplace

  Execute Exploration Drilling Program

  Maintain Operational/Departmental Excellence

  Develop People and Stakeholder Strategy

  Advance UKMP Projects

Performance relative to these goals is reviewed at year-end and performance ratings are determined for the Company by the Board, for the CEO by the Compensation Committee and for each of the other NEOs by the CEO. These performance ratings are used in making decisions and calculations related to base salary increases, annual incentive payouts and stock-based grants.

The Board can exercise discretion in determining the appropriate performance rating for the Company and executive officers based on their evaluation of performance against goals set at the beginning of the year. The size of any payout or award is dependent on the performance rating as determined by the Board. The rating can be 0% to 150%.

The Compensation Committee makes a recommendation to the Board regarding the CEO’s base salary, annual incentive payout and stock-based grant. The Compensation Committee also reviews the performance and compensation recommendations for the NEOs by the CEO and makes the final determination regarding the same.

Base salary increases are effective January 1st of each year and annual incentive payments are usually paid out shortly after each performance cycle. The Company’s performance cycle is aligned with its fiscal year end.

The bar graph below illustrates how much of compensation is cash versus non-cash based on the salary guidepost for each NEO and his or her annual incentive and long-term incentive targets for 2012. The actual pay mix may vary depending on whether goals are met since performance factors are used in the calculation of annual incentive pay and long term incentive pay.

Following the compensation review that was completed in 2012, the Total Direct Compensation Pay Mix for 2013 will be:

The Company was not previously required to conduct an advisory vote on executive compensation, commonly referred to as a “Say on Pay” proposal. In accordance with Section 951 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Section 14A of the Exchange Act, the Company is asking you pursuant to this Circular to consider and, if deemed advisable, pass a non-binding resolution approving the compensation of the Company’s Named Executive Officers as disclosed herein.

Risk Assessment of Compensation Policies and Practices

Annually, the Compensation Committee conducts a risk assessment of the Company’s compensation policies and practices as they apply to all employees, including all executive officers. The design features and performance metrics of the Company’s cash and stock-based incentive programs along with the approval mechanisms associated with each were evaluated to determine whether any of these policies and practices would create risks that are reasonably likely to have a material adverse effect on the Company.

As part of the review, the following characteristics of the Company’s compensation policies and practices were noted as being characteristics that the Company believes reduce the likelihood of risk-taking by the Company’s employees, including the Company’s officers and non-officers:

  The Company’s compensation mix is balanced among fixed components such as salary and benefits, annual incentive payments and long-term incentives, including restricted share units and stock options.

  The Compensation Committee, under its charter, has the authority to retain any advisor it deems necessary to fulfill its obligations and has engaged the Compensation Consultant. The Compensation Consultant assists the Compensation Committee in reviewing executive compensation and provides advice to the Committee on an as needed basis.

  The annual incentive program for the executive management team, which includes each of the NEOs, is approved by the Board. Individual payouts are based on a combination of financial metrics as well as qualitative and discretionary factors.

  Stock-based awards are all recommended by the Compensation Committee and approved by the Board.

  The Board approves the compensation for the President and CEO based upon a recommendation by the Compensation Committee comprised of all independent directors.

  The nature of the business in which the Company operates requires some level of risk taking to achieve growth of reserves and development of mining operations in the best interest of all stakeholders. Consequently, the executive compensation policies and practices have been designed to encourage actions and behaviours directed towards increasing long term value while modifying and limiting incentives that promote excessive risk taking.

Based on this assessment, it was concluded that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

NEOs and directors are not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director.

Peer Group

On February 15, 2012, the Company retained the Compensation Consultant to assist the Compensation Committee in determining compensation levels for each of the three main components for the Company’s directors and NEOs. The Compensation Consultant’s work encompasses the review of the Company’s executive compensation philosophies against comparable peer group of mining companies using the publicly available filings of peer companies.

A compensation comparator group of mining companies has been developed using the following ideal criteria:

  Exploration/development phase

  Significant potential asset (one or two)

  Market cap up to $1 billion (most below $500 million)

  Projects focused in North America (or low risk jurisdictions)

  Mining (copper primarily)

  Experienced full time executive team

The Company considers the above selection criteria to be relevant because the criteria reflect the types of companies and the market in which the Company primarily competes for talent.

Based upon considerations of company size, stage of development and operating jurisdictions, the following peer comparators were selected:

Alexco Resource Corp.	Nevada Copper Corp.
Augusta Resource Corp.	NGEx Resources Inc.
Avalon Rare Metals Inc.	Paramount Gold and Silver Corp.
Colossus Minerals Inc.	Queenston Mining Inc.
Copper Mountain Mining Corp.	Romarco Minerals Inc.
Duluth Metals Ltd.	Sabina Gold and Silver Corp.
International Tower Hill Mines Ltd.	Torex Gold Resources Inc.
Mercator Minerals Ltd.	Victoria Gold Corp.

(collectively, the “Peer Group”)

Compensation Elements

After compiling the information based on salary, bonus and other types of cash and equity based compensation programs obtained from the public disclosure records of the Peer Group, the Compensation Consultant reported its findings to the Compensation Committee and made recommendations to the Compensation Committee regarding compensation targets for directors and NEOs.

The Compensation Committee has set the following compensation targets for the Company’s NEOs for the 2013 fiscal year:

  CEO

    Base Salary – 62.5th percentile of Peer Group

    Annual Incentive Target – 70% of base salary

    Long Term Incentive Target– 160% of base salary
  VP & CFO and Senior VP, Exploration

    Base Salary – 62.5th percentile of Peer Group

    Annual Incentive Target – 50% of base salary

    Long Term Incentive Target – 100% of base salary

Base Salary

Salaries for executive officers are determined by evaluating the responsibilities inherent in the position held and the individual’s experience and past performance, as well as by reference to the competitive marketplace for management talent at other Peer Group companies. The Compensation Committee refers to market information provided by the Compensation Consultant.

The Compensation Consultant matched the executives to those individuals performing similar functions. The Company targeted the 62.5 th percentile of this market data to determine the salary bands for the NEOs.

As a result of the compensation review conducted in 2012, the Compensation Committee has recommended leaving the current salary bands unchanged for 2013.

The Company targets base salaries above the median to assist in attracting and retaining the key people that the Company needs to be successful.

The Company will conduct a Peer Group review for its NEOs annually. For the Company’s other officers, the PriceWaterhouseCoopers Mining Industry Salary Surveys were used as the source of compensation data.

When determining actual base salary increases for the NEOs, the CEO and Compensation Committee look at the guideposts (62.5 th percentile of the market data) of the salary bands and determine the increase based on the NEO’s performance. Individual performance is evaluated based on goals and initiatives set at the beginning of the year. The CEO determines a salary increase budget for each year based on market data from consulting companies and considering the Company’s financial resources. Using this budget and taking into account individual performance and the individual’s position in his or her salary band, the CEO may recommend an increase for one or all NEOs. The Compensation Committee makes a recommendation for the CEO’s base salary increase, also taking into account the budget set and the CEO’s individual performance.

If the NEO is fully competent in his or her position, the NEO will be paid between 95% to 105% of the guidepost. Developing NEOs would be paid between 80% to 94% of the guidepost and NEOs who consistently perform above expectation can be paid between 106% to 120% of the guidepost.

NEO’s Base Salary Compared to Salary Band Guideposts

Name	2013 Base Salary Compared to Salary Band Guidepost	Reason
Rick Van Nieuwenhuyse	Above: 108% of guidepost

The NEO’s base salary is above the salary range guidepost for his role and level due to his past and current performance, specifically with his knowledge of Alaska, his geological experience in the Ambler mining district and his long term relationships with NANA Regional Corp and the governmental bodies within the State of Alaska.

Elaine Sanders	Above: 117% of guidepost

The NEO’s base salary is above the salary range guidepost for her role and level due to her past and current performance with consideration of retaining her past experience and knowledge of the UKMP Projects with the spin-out of the Company.

Joseph Piekenbrock	Above: 112% of guidepost

The NEO’s base salary is above the salary range guidepost for his role and level due to his past and current performance with consideration of retaining his past experience and knowledge of the UKMP Projects with the spin-out of the Company.

Base Salary Increases for 2013

The Compensation Committee approved the following base salary increases for 2013:

Name	Title	2012 Base Salary (1)	2013 Base Salary	% Change
Rick Van Nieuwenhuyse	President & CEO	C$400,000	C$400,000	0%
Elaine Sanders	VP & CFO	C$299,600	C$299,600	0%
Joseph Piekenbrock	Senior VP, Exploration	US$265,000	US$285,000	7.5%

(1) 2012 base salary for Ms. Sanders is carried over from NovaGold. Ms. Sanders began her employment with the Company on November 13, 2012 and prior to that date provided her services under the Services Agreement between the two companies. 2012 base salary for Mr. Piekenbrock is carried over from NovaGold. Mr. Piekenbrock began his employment with the Company on May 1, 2012.

Annual Incentive Plan

At the end of each fiscal year, the Compensation Committee reviews actual performance against the objectives set by the Company and the NEOs for such fiscal year. The assessment of whether the Company’s objectives for the year have been met includes, but is not limited to, considering the quality and measured progress of the Company’s exploration projects, raising of capital, corporate alliances and similar achievements.

The Company considers the 75th percentile for annual incentive targets for NEOs.

The annual incentive formula is as follows:

[(Corporate performance) + (Group performance) + (Individual performance)] x target % x base salary = payout

A minimum corporate performance needs to be met prior to any payout.

Annual Incentive Payout for 2012

Actual incentive awards for 2012 were based on performance relative to goals and initiatives set for 2012. Performance is measured in three areas: corporate, group and individual. Performance ratings for each area range from 0% to 150%.

Discussions around corporate goals for the following year are started during a strategy session held in the fall of the preceding year. All executive officers and some managers are involved in the strategy session. During the session, goals and initiatives are set in three areas: Operational Excellence, People & Partnerships and Generating Value. These corporate goals and initiatives are approved by the Board. Group and individual goals and initiatives flow from the corporate goals and initiatives to ensure that everyone’s efforts are linked to the success of the Company.

The Company also focuses on setting goals and initiatives around its core values which include safety, respect for people and nature, community, integrity, teamwork, communication, and ownership.

The following table outlines the results of the annual incentive calculation for 2012:

Name	Annual Incentive Target	2012 Annual Incentive Payout ($)	2012 Corporate Weighting/Rating	2012 Group Weighting/Rating	2012 Individual Weighting/Rating
Rick Van Nieuwenhuyse	70%	349,222	80% / 125%	0% / n/a	20% / 125%
Elaine Sanders	50%	58,739 (1)	40% / 125%	35% / 135%	25% / 135%
Joseph Piekenbrock	50%	118,850 (1)	40% / 125%	35% / 140%	25% / 140%

(1) 2012 annual incentive payouts were pro-rated for the period of time the individual worked for NovaCopper in 2012, including time worked for NovaCopper through the Services Agreement with NovaGold.

Mr. Van Nieuwenhuyse was awarded his annual bonus in recognition of his leadership skills and personal performance, as well as the significant contributions he made to the Company in 2012. Specifically, his leadership led to a progressive agreement with NANA Regional Corporation in 2011, the spin out of NovaCopper, and building a strong leadership team.

Ms. Sanders was awarded her annual bonus in recognition of her leadership of the finance team. Specifically, she is recognized for her efforts with respect to the establishment of the Company and for overseeing all aspects of the Company’s regulatory compliance.

Mr. Piekenbrock was awarded his annual bonus in recognition of his leadership of the Company’s exploration initiatives. Due in part to his effort and the efforts of his team, the Company had excellent exploration drilling results at its Upper Kobuk Mineral Projects.

Based on the results of the 2012 compensation review, no changes are being made to the annual incentive targets for 2013.

Stock-Based Incentive Plans

Stock-based grants are generally awarded to executive officers at commencement of employment and periodically thereafter. For annual grants, stock options and/or RSUs are granted based on a target percentage of base salary for each NEO. The purpose of granting stock options and/or RSUs is to assist the Company in compensating, attracting, retaining and motivating directors, officers, employees and consultants of the Company and to closely align the personal interests of such persons to that of the Shareholders. These equity vehicles were chosen because the Company believes that these vehicles best incentivize the team to focus their efforts on increasing shareholder value.

The Company targeted the 50th percentile of the total direct compensation data provided by the Compensation Consultant for the NEOs. Based on the results of the 2012 compensation review, no changes are being made to the stock based compensation targets for 2013.The Company uses two different plans for stock-based grants for its executive officers, the Stock Option Plan and the Restricted Share Unit Plan. The percentage of stock options versus RSUs granted is determined by the Compensation Committee for each grant. The Company’s equity incentive plan was adopted on February 27, 2012 (the “Stock Option Plan”) and is for the benefit of the officers, directors, employees and consultants of the Company or any subsidiary company. Stock options granted to the NEOs pursuant to the Equity Incentive Plan as at the date hereof each have a five-year life and vest over two years: 2/3 on the first anniversary of the grant and 1/3 on the second anniversary of the grant date.

Stock-Based Grants in 2012

The Compensation Committee has approved the grant of a total of 800,000 stock options to Ms. Sanders and Mr. Piekenbrock. The shareholders of NovaGold approved a one-time grant of 1,875,000 stock options to Rick Van Nieuwenhuyse on the effective date of the spin-out. A total of 2,675,000 stock options have been granted to the NEOs and represents approximately 5.7% of the total common shares issued and outstanding.

The following table outlines details of the 2012 grant:

Name	Long-term Incentive Target	Stock Option Grant #	Grant Price Cdn$
Rick Van Nieuwenhuyse	160%	1,875,000	3.11
Elaine Sanders	100%	400,000	3.11
Joseph Piekenbrock	100%	400,000	3.11

Retirement Plans

The purpose of the Company’s retirement plans is to assist eligible employees with accumulating capital toward their retirement. The Company has an RRSP plan for Canadian employees whereby employees are able to contribute up to 5% of their base salary and receive a 100% Company match. The Company has an IRA plan for U.S. employees whereby employees are able to contribute up to 3% of their base salary and receive a 100% Company match.

Benefits

The Company’s benefit programs provide employees with health and wellness benefits. The programs consist of health and dental benefits, life insurance, disability insurance, accidental death and dismemberment insurance, and an employee assistance plan. The only benefit that NEOs receive beyond those provided to other employees is eligibility for a paid bi-annual executive physical.

Compensation Governance

The Compensation Committee is a standing committee of the Board and is appointed by and reports to the Board, with a mandate to assist the Board in fulfilling its oversight responsibilities related to:

  ensuring that the Company has in place programs to attract and develop management of the highest caliber and a process to provide for the orderly succession of senior executives including the annual receipt of the CEO’s current recommendation;

  developing and maintaining a position description for the CEO and assessing the performance of the CEO against the CEO’s position description, goals and objectives;

  reviewing and recommending for approval by the Board, the annual salary, bonus and other benefits, direct and indirect, including targets tied to corporate goals and objectives, of the CEO;

  reviewing and recommending to the Board the frequency with which the Company will conduct a shareholder advisory vote on executive compensation and to review the results of shareholder advisory vote on executive compensation and consider recommendations to the Company’s policies;

  recommending to the Board compensation policies and guidelines for the Company and overseeing the implementation and administration of compensation policies and programs concerning executive compensation, contracts, stock plans or other incentive plans and proposed personnel changes involving officers reporting to the CEO;

  approving compensation, incentive plans and equity-based plans for all other key employees; and

  reviewing the adequacy and form of the compensation of directors.

The charter of the Compensation Committee is available at www.novacopper.com. More information regarding the responsibilities and operations of the Compensation Committee and the process by which compensation is determined is discussed elsewhere in this “Report on Executive Compensation” and below under the heading “Compensation of Directors”.

For the year ended November 30, 2012, the Compensation Committee consisted of three independent directors: Mr. Giardini, Mr. Madhavpeddi and Ms. Stairs. Mr. Giardini is the Chair of the Compensation Committee. All members of the Compensation Committee are non-executive directors of the Company.

Tony Giardini, CA and CPA, is the Chief Financial Officer at Kinross Gold Corporation and was formerly the Chief Financial Officer at Ivanhoe Mines Ltd. (“Ivanhoe”). In his role at Ivanhoe, Mr. Giardini also worked with a compensation consultant to assist with director and executive compensation reviews.

Employment Agreements

The Company has entered into employment agreements with all the NEOs to address many issues important in the employer-employee relationship including:

  term of employment;

  amount of compensation and any included benefits such as vacation or health plan;

  the duties, tasks and responsibilities expected of the employee;

  termination provisions including in the event of a change of control;

  confidentiality of information to prevent employees from disclosing to others any confidential information after the employment ends;

  non-solicitation restrictions to prevent the employee from attempting to solicit other employees; and

  any other issues specific to the employment situation.

Rick Van Nieuwenhuyse

Mr. Van Nieuwenhuyse was employed by the Company as President and Chief Executive Officer effective January 9, 2012. For the fiscal year ended November 30, 2012, Mr. Van Nieuwenhuyse was entitled to an annual salary of $399,111 (C$400,000).

Pursuant to the terms of his employment contract, Mr. Van Nieuwenhuyse receives an annual base salary of C$400,000, which is reviewed annually by the Compensation Committee in consultation with Mr. Van Nieuwenhuyse and may be adjusted for the next year based on his performance and the performance of the Company, provided, however, that in no event shall the salary be less than the salary payable in the previous fiscal year. Pursuant to his employment contract, the grant of any annual incentive payments would be at the sole discretion of the Company’s Board of Directors.

In further recognition of his appointment, the employment agreement provided a grant of 135,000 common shares and 1,875,000 stock options of the Company on the effective date of the spin-out of the Company by NovaGold which was completed on April 30, 2012. The common shares and stock options were approved by NovaGold’s shareholders and the options are exercisable for a period of five years at an exercise price of C$3.11, which was calculated as the volume weighted average trading price of NovaCopper’s shares on the TSX for the five trading days commencing on the sixth trading day following the effective date of the spin-out, with two-thirds of the options to vest on the first anniversary of the effective date and the final one-third to vest on the second anniversary of the effective date, which the effective date was April 30, 2012.

Mr. Van Nieuwenhuyse also received an annual car allowance in the amount of C$14,976 and a monthly amount of C$317 in lieu of a life insurance policy.

Elaine Sanders and Joseph Piekenbrock

Pursuant to an employment contract with the Company effective November 13, 2012, Ms. Sanders is employed by the Company as Vice President and Chief Financial Officer. For the fiscal year ended November 30, 2012, Ms. Sanders was entitled to an annual salary of $298,934 (C$299,600).

Pursuant to an employment contract with the Company effective May 1, 2012, Mr. Piekenbrock is employed with the Company as Senior Vice President, Exploration. For the fiscal year ended November 30, 2012, Mr. Piekenbrock was entitled to an annual salary of $265,000.

Termination of Employment or Change of Control

The following termination clauses are in effect under all NEO’s employment contracts.

In the event of a change of control of the Company, the Company shall continue to employ the NEOs and the NEOs shall continue to serve the Company in the same capacity and each shall have the same authority, responsibilities and status that each had immediately prior to the change of control, subject to the Company’s right to terminate the NEOs’ employment upon payment of severance.

Notwithstanding the foregoing, if, within the 12 month period immediately following a change in control, an NEO advises the Company in writing within 90 days of the date the NEO becomes aware of certain changes to the terms of employment after a change of control (and the Company has not cured the condition within 30 days from receipt of such notice), the NEO’s employment with the Company will be deemed to be terminated. Deemed termination upon a change of control has occurred if (i) there is a material change (other than a promotion) in the NEO’s position, duties, responsibilities, title or office in effect immediately prior to any change of control; (ii) a material reduction in the NEO’s base salary in effect immediately prior to any change of control; or (iii) any material breach by the Company of any material provision of the employment agreement.

If an NEO’s employment with the Company is deemed to be terminated, the Company is required to pay such NEO (i) a lump sum payment equal to the NEO’s annual base salary plus such NEO’s annual incentive target for the fiscal year pursuant to the Company’s annual incentive program, multiplied by two, if such termination occurs prior to the first anniversary of the NEO’s employment agreement; or (ii) a lump sum payment equal to the NEO’s annual base salary at the time of termination plus such NEO’s annual incentive earned in the previous fiscal year pursuant to the Company’s annual incentive program, multiplied by two, if such termination occurs following the first anniversary of the NEO’s employment agreement (the “Severance Payment”).

A change of control means any of the following:

  at least 50% in fair market value of all the assets of the Company are sold;

  a direct or indirect acquisition by a person or group of persons of the voting shares of the Company constitutes 40% or more of the outstanding voting shares of the Company;

  a majority of the then-incumbent Board of Directors’ nominees for election to the Board of the Company are not elected at any annual or special meeting of the shareholders; or

  the Company is merged, consolidated or reorganized into or with another entity as a result of such business combination, more than 40% of the voting shares of such body immediately after such transaction are beneficially held in aggregate by a person or corporate body that beneficially held less than 40% of the voting shares of the Company immediately prior to such transaction.

If the employment contract is terminated by the NEO upon a material breach by the Company, or terminated by the Company for reasons other than just cause, death, or extended inability to perform the NEO’s duties under the employment agreement, the Company is obliged to pay to such NEO the Severance Payment. An estimate of Severance Payment for each of the NEOs based on current salary and annual incentive target are C$1,360,000 for Rick Van Nieuwenhuyse, C$898,800 for Elaine Sanders and $855,000 for Joe Piekenbrock.

The Company is also required to maintain group insurance benefits for Mr. Van Nieuwenhuyse and Ms. Sander for a period of 12 months after termination in the circumstance described above or pay to the executive an amount equal to the present value of the Company’s cost of providing such benefits. Additionally, the Company will be obligated to pay Mr. Piekenbrock a lump sum payment equal to the Company’s cost of providing group life and long term disability insurance coverage for a period of 12 months.

If the employment agreement is terminated as a result of the NEO’s permanent or extended inability to perform the NEO’s duties under the employment agreement, the Company is obligated to pay an amount equal to all accrued and unpaid salary as of the date of termination and a lump sum payment equal to the NEO’s annual salary at the time of termination.

Other than as set out above, there are no other termination clauses or change of control benefits in the employment agreements, or any other contract, agreement, plan or arrangement entered into with the NEO.

The contracts of each of the NEOs continue indefinitely, unless and until terminated in accordance with the terms of their employment agreements.

Summary Compensation Table

The summary compensation table below sets out NEO compensation information including annual salary, incentive bonuses and all other compensation earned during the fiscal year ended November 30, 2012.

Named Executive Officer Principal Position	Year	Salary $	Bonus $	Stock Awards(1) $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Rick Van Nieuwenhuyse, President and Executive Officer(2)	2012	349,222	349,222	6,677,516	-	-	37,551	7,413,511
Elaine Sanders, Vice President and Chief Financial Officer(3)	2012	74,983	58,739	600,064	-	-	623	734,409
Joseph Piekenbrock, Vice President Exploration(4)	2012	152,508	118,850	825,798	-	-	-	1,097,155

(1)

Amounts in respect of stock awards are based on the fair value of the grants as at the grant date. Option-based awards are valued using the Black-Scholes valuation model, which includes vested and unvested amounts.

(2)

Amounts for Mr. Van Nieuwenhuyse are from his date of employment of January 9, 2012. Vested at November 30, 2012 for Mr. Van Nieuwenhuyse: $nil of option-based awards and C$553,500 of stock-based awards calculated for 135,000 common shares at C$4.10 per share. Other compensation for Mr. Van Nieuwenhuyse includes $17,461 of matching contributions to Mr. Van Nieuwenhuyse’s registered retirement savings plan, $2,910 of matching contributions to a savings plan and $17,179 of other allowances including car allowance and amounts in lieu for life insurance premiums.

(3)

Amounts for Ms. Sanders include amounts charged by NovaGold for services provided by Ms. Sanders as an officer of the Company from May 1 – November 12, 2012, and amounts from her employment date of November 13, 2012. Vested at November 30, 2012 for Ms. Sanders: $nil of option-based awards and $nil of stock-based awards. Other compensation for Ms. Sanders includes $623 of matching contributions to Ms. Sanders’s registered retirement savings plan.

(4)	Amounts for Mr. Piekenbrock are from his date of employment of May 1, 2012. Vested at November 30, 2012 for Mr. Piekenbrock: $nil of option-based awards and $nil of stock-based awards.

To calculate Stock Awards, the dollar value to be delivered to each NEO is calculated based on the targets approved for each NEO role as well as the performance of the individual and Company. The Black-Scholes option valuation model is used because it provides a fair value widely accepted by the business community and is regarded as one of the best ways of determining fair prices of options. The fair value based on the Company’s historical stock prices to determine the stock’s volatility, the expected life of the option which is based on the average length of time similar option grants in the past have remained outstanding prior to exercise and the vesting period of the grant.

Incentive Plan Awards

2012 Grants of Plan-Based Awards

No stock option awards were re-priced during 2012. The number of stock options outstanding includes vested and unvested awards.

The following table provides information related to grants of plan-based awards to our NEOs in respect of the 2012 fiscal year.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units #	All Other Option Awards: Number of Securities Underlying Options #	Exercise or Base Price of Option Awards C$/Sh	Grant Date Fair Value of Stock and Option Awards
		Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #
Rick Van Nieuwenhuyse	04/30/2012	-	-	-	-	-	-	76,005	1,875,000	3.11	6,677,516
Elaine Sanders	04/30/2012 07/10/2012	-	-	-	-	-	-	-	250,000 150,000	3.11 3.11	516,124 83,941
Joseph Piekenbrock	04/30/2012	-	-	-	-	-	-	-	400,000	3.11	825,798

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table provides information related to the outstanding stock option awards and stock awards held by each of our NEOs at November 30, 2012.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price C$	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested #	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Rick Van Nieuwenhuyse	-	1,875,000(1)	-	3.11	04/29/2017	-	-	-	-
Elaine Sanders	-	250,000(1) 150,000(1)	-	3.11 3.11	04/29/2017 07/09/2017	-	-	-	-
Joseph Piekenbrock	-	400,000(1)	-	3.11	04/29/2017	-	-	-	-

(1) Vesting two-thirds on April 30, 2013 and one-third on April 30, 2014.

2012 Option Exercises and Stock Vested

The following table provides information regarding stock that vested and stock options that were exercised by our NEOs during 2012. Option award value realized is calculated by subtracting the aggregate exercise price of the options exercised from the aggregate market value of the shares of common stock acquired on the date of exercise. Stock award value is calculated by multiplying the number of vested RSUs by the market value of the underlying shares on the vesting date.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise #	Value Realized on Exercise $	Number of Shares Acquired on Vesting #	Value Realized on Vesting $
Rick Van Nieuwenhuyse	Nil	Nil	Nil	Nil
Elaine Sanders	Nil	Nil	Nil	Nil
Joseph Piekenbrock	Nil	Nil	Nil	Nil

Nonqualified Deferred Compensation

The Company has no plans that provide for deferred compensation to its executive officers.

Compensation Committee Interlocks and Insider Participation

There were no compensation committee or board interlocks among the members of our Board during 2012.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Company's Compensation Discussion and Analysis included herein. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended November 30, 2012 and the Company's 2012 Circular.

Submitted by the following members of the Compensation Committee of the Board of Directors:

Tony Giardini
Kalidas Madhavpeddi
Janice Stairs

Director Compensation

The Board approved the directors’ fees on April 2, 2012 with fees retroactively payable to January 1, 2012. For the fiscal year ended November 30, 2011 the Company did not have any directors’ fees as the Company was a newly incorporated, wholly-owned subsidiary of NovaGold and, as at November 30, 2011, had only recently acquired the Ambler lands.

Independent directors each receive an annual retainer of $24,000 in cash. The cash retainer is paid quarterly in arrears. In addition, the Chair of the Audit Committee receives $10,000 and the Chairs of the Compensation and Governance, Corporate Communications and Environment Health and Safety and Technical Committees of the Board each receive $5,000 annually and the Board Chair receives $16,000 annually, all paid on a quarterly basis. Independent directors receive a meeting fee of $1,000 in cash for each meeting attended. Each director and officer is entitled to participate in any security-based compensation arrangement or other plan adopted by the Company from time to time with the approval of the Company’s Board. The directors and officers are reimbursed for expenses incurred on the Company’s behalf. Executive officers who are also directors do not collect Board fees. Board members are eligible to participate in the Equity Incentive Plan. No additional fees are paid to directors. Director compensation is subject to review and possible change on an annual basis.

Each director was granted 200,000 options on April 30, 2012 at an exercise price of C$3.11, which options will expire on the fifth anniversary of the date of grant.

The Compensation Committee periodically reviews the adequacy and form of the compensation of directors and ensures that the compensation realistically reflects the responsibilities and risks involved in being an effective director, and reports and makes recommendations to the Board accordingly.

Director Compensation Table

The summary compensation table below sets out the compensation provided to the Company’s non-executive directors for the fiscal year ended November 30, 2012.

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards(1) $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation $	Total $
Thomas Kaplan	44,000	-	273,550	-	-	-	317,550
Tony Giardini	49,000	-	273,550	-	-	-	322,550
Terry Krepiakevich	43,000	-	273,550	-	-	-	316,550
Gregory Lang	30,000	-	273,550	-	-	-	303,550
Igor Levental	36,007	-	273,550	-	-	-	309,557
Kalidas Madhavpeddi	43,000	-	273,550	-	-	-	316,550
Gerald McConnell	36,000	-	273,550	-	-	-	309,550
Clynton Nauman	31,000	-	273,550	-	-	-	304,550
Walter Segsworth	38,000	-	273,550	-	-	-	311,550
Janice Stairs	44,000	-	273,550	-	-	-	317,550

(1) The 2012 stock option grants for directors are 100% vested on grant date. The value of the amounts in respect of option-based awards is based upon the Black-Scholes valuation model.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Shares as of February 28, 2013 by:

  our NEOs;

  our directors and nominees;

  all of our executive officers and directors as a group; and

  each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock.

Unless otherwise indicated, the Shareholders listed possess sole voting and investment power with respect to the shares shown. Our directors and executive officers do not have different voting rights from other Shareholders.

Name	Business Address	Amount and Nature(1)	Percentage of Class(2)
Rick Van Nieuwenhuyse	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	953,791(6)	1.8%
Elaine Sanders	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	85,422(7)	*
Joseph Piekenbrock	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	116,020(8)	*
Thomas Kaplan	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	14,324,203(4)(5)	27.0%
Tony Giardini	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	275,355(9)	*
Terry Krepiakevich	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	200,000(10)	*
Gregory Lang	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	247,417(11)	*
Igor Levental	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	274,831(12)	*
Kalidas Madhavpeddi	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	285,676(13)	*
Gerald McConnell	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	306,973(14)	*
Clynton Nauman	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	354,570(15)	*
Walter Segsworth	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	200,833(16)	*
Janice Stairs	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	210,000(17)	*
All directors and executive officers as a group	Suite 2300, 200 Granville Street Vancouver, British Columbia Canada, V6C 1S4	17,835,091	31.8%
Electrum Strategic Resources L.P.	535 Madison Avenue, 12th Floor New York, NY 10022	14,094,912(3)	26.7%
Paulson & Co. Inc.	1251 Avenue of the Americas, 50th Floor, New York, NY 10020	5,921,607	11.2%
Baupost Group, L.L.C.	1251 Avenue of the Americas, 50th Floor, New York, NY 10020	5,005,298	9.5%
York Capital Management	7676 Fifth Avenue, 17th Floor New York, NY 10153	3,388,462	6.4%

(1)

Under applicable U.S. securities laws, a person is considered to be the beneficial owner of securities owned by him or her (or certain persons whose ownership is attributed to him or her) or securities that can be acquired by him or her within 60 days, including upon the exercise of options, warrants or convertible securities.

(2)

Based on 52,767,511 Common Shares outstanding as of February 28, 2013, plus any shares of common stock deemed to be beneficially owned pursuant to options that are exercisable within 60 days from February 28, 2013.

(3)

Electrum and its affiliate GRAT Holdings LLC hold, in the aggregate, 14,094,912 Common Shares. Dr. Thomas Kaplan, chairman of the board of directors of the Company, is also chairman and chief executive officer of each of Electrum and The Electrum Group LLC (“Electrum Group”), a privately-held global natural resources investment management company which manages the portfolio of Electrum, and therefore has voting and investment power over such Common Shares held by Electrum, but disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(4)

Includes 14,094,912 Common Shares all held by Electrum Strategic Resources L.P. and its affiliate GRAT Holdings LLC. Dr. Kaplan is the Chairman and Chief Executive Officer of Electrum Strategic Resources L.P. and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(5)	Includes 229,291 Common Shares underlying options exercisable within 60 days of February 28, 2013.
(6)	Includes 641,359 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(7)	Includes 77,588 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(8)	Includes 106,382 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(9)	Includes 274,664 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(10)	Includes 200,000 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(11)	Includes 227,777 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(12)	Includes 274,665 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(13)	Includes 284,665 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(14)	Includes 301,438 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(15)	Includes 332,997 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(16)	Includes 200,000 Common Shares underlying options exercisable within 60 days from February 28, 2013.
(17)	Includes 200,000 Common Shares underlying options exercisable within 60 days from February 28, 2013.

* Percentage of Common Shares beneficially owned or over which control or direction is exercised is less than 1%.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information as of November 30, 2012

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,189,994	3.11	476,513
CEO stock options approved by security holders	1,875,000	3.11	nil
NovaGold Equity compensation plans approved by security holders	2,076,541	4.22	nil
Sub-total	8,141,535	3.39	476,513
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,141,535	3.39	476,513

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Transactions

The Board has adopted a Code of Business Conduct and Ethics for the Company’s directors, officers and employees Our Code of Business Conduct and Ethics set forth our written policy regarding related party transactions.

The Company has appointed the Company’s Chief Financial Officer to serve as the Company’s Ethics Officer to ensure adherence to the Code. Under the Code, directors, officers and employees will be required to disclose any actual or potential conflict of interest to the Company’s Ethics Officer or the Chair of the Audit Committee. Under the Code, no director, officer or employee shall:

  be a consultant to, or a director, officer or employee of, or otherwise operate an outside business that:

    competes with the Company;

    supplies products or services to the Company; or

    purchases products or services from the Company;

  have any financial interest, including significant stock ownership, which means 10% or more of the common stock, in any entity with which the Company does business that might create or give the appearance of a conflict of interest;

  seek or accept any personal loan or services from any entity with which the Company does business, except from financial institutions or service providers offering similar loans or services to third parties under similar terms in the ordinary course of their respective businesses;

  be a consultant to, or a director, officer or employee of, or otherwise operate an outside business, if the demands of the outside business would interfere with the director’s, officer’s or employee’s responsibilities to the Company;

  accept any personal loan or guarantee of obligations from the Company, except to the extent such arrangements are legally permissible; or

  conduct business on behalf of the Company with immediate family, which includes spouses, children, parents, siblings and persons sharing the same home, whether or not legal relatives.

The Code also describes how the Company is committed to honest and ethical conduct by all directors, officers, employees and other representatives, providing full, accurate, timely and understandable disclosure and compliance with all laws, rules and regulations.

The Company has also established a Whistle Blower Policy whereby the Board has delegated the responsibility of monitoring complaints regarding accounting, internal controls or auditing matters to the Audit Committee. Monitoring of accounting, internal control and auditing matters, as well as violations of the law, the Code and other Company policies or directives, occurs through the reporting of complaints or concerns through an anonymous whistleblower hotline accessible by telephone, fax or internet.

Certain of the Company’s directors serve as directors or officers of other reporting issuers or have significant shareholdings in other companies. To the extent that such other companies may participate in business ventures in which the Company may participate, the directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of the Board, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms and such director will not participate in negotiating and concluding terms of any proposed transaction. Any director or officer who may have an interest in a transaction or agreement with the Company is required to disclose such interest and abstain from discussions and voting in respect to same if the interest is material or if required to do so by corporate or securities law.

The Company did not participate in any transaction in which any related person had a direct or indirect material interest during the past fiscal year.

Independence of Directors

The Board determined that the following directors qualify as independent under the applicable standards of the NYSE-MKT, SEC rules and National Instrument 52-110: Messrs. Giardini, Krepiakevich, Levental, Madhavpeddi, McConnell, Nauman, Segsworth and Ms. Stairs.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

A table setting forth the fees paid by the Company to its independent auditor, PwC for the year ended November 30, 2012 is set forth below. The Company did not pay any fees for the year ended November 30, 2011.

	Year Ended November 30
	2012 $	2011 $
Audit Fees (1)	83,584	n/a
Audit Related Fees (2)	6,908	n/a
Tax Fees (3)	-	n/a
All Other Fees (4)	-	n/a
Total	90,492	n/a

(1)

“Audit Fees” are the aggregate fees billed by PwC for the audit of the Company’s consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-Related Fees” are fees charged by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” This category comprises fees billed for review and advisory services associated with the Company’s financial reporting.

(3)	“Tax Fees” are fees billed by PwC for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” are fees charged by PwC for services not described above.

Pre-Approval Policies and Procedures

All services to be performed by the Company’s independent auditor must be approved in advance by the Audit Committee. The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining the auditors’ independence and has adopted a charter governing its conduct. The charter is reviewed annually and requires the pre-approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services as allowed by applicable law or regulation. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, all services and related fees reported were pre-approved by the Audit Committee.

Report on Audited Financial Statements

The Audit Committee reviewed and discussed with management and the Company's independent auditors the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2012. In addition, the Audit Committee has discussed with the Company's independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU380), as amended, as adopted by the Public Accounting oversight Board in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from the Company's independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with the Company's independent auditors that audit firm's independence from the Company and its management. Based on the review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the year ended November 30, 2012, for filing with the SEC, which Annual Report is available under the Company’s profile on SEDAR at www.sedar.com.

Audit Committee of the Board
Terry Krepiakevich, Chair
Tony Giardini
Kalidas Madhavpeddi

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.5 +	Employment Agreement between the Registrant and Elaine Sanders, dated November 5, 2012
10.6 +	Employment Agreement between the Registrant and Joseph Piekenbrock, dated May 1, 2012
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

10.10	Form of NovaCopper Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.5 of the Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)
10.11 +	NovaCopper Inc. 2012 Restricted Share Unit Plan
10.12 +	NovaCopper Inc. 2012 Deferred Share Unit Plan
21.1 +	Subsidiaries of the Registrant
23.1 +	Consent of PricewaterhouseCoopers LLP
23.2 +	Consent of Terry Braun
23.3 +	Consent of Bruce Davis
23.4 +	Consent of Eric Olin
23.5 +	Consent of Scott Petsel

Exhibit
No.	Description
23.6 +	Consent of Neal Rigby
23.7 +	Consent of Jeffrey Volk
23.8 +	Consent of Russ White
23.9 +	Consent of Robert Sim
23.10 +	Consent of SRK Consulting (US) Inc.
23.11 +	Consent of BD Resource Consulting Inc.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1 +	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2 +	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

____________________

+ Previously filed on the Registrant’s original Form 10-K for the fiscal year ended November 30, 2012 filed on February 12, 2013.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVACOPPER INC.

	By:	/s/ Rick Van Nieuwenhuyse
	Name:	Rick Van Nieuwenhuyse
	Title:	President and Chief Executive Officer
Date: March 12, 2013