Form 10-Q
period 2013-02-28
NovaCopper Inc.
filed 2013-04-09
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

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
Yes [   ]     No [X]

As of April 8, 2013, the registrant had 52,769,226 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
(unaudited)

in thousands of dollars

	February 28, 2013	November 30, 2012
	$	$
Assets
Current assets
Cash and cash equivalents	18,738	22,244
Accounts receivable	301	365
Deposits and prepaid amounts	508	554
	19,547	23,163

Plant and equipment (note 3)	1,711	1,947
Mineral properties and development costs (note 4)	30,586	30,586
	51,844	55,696
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	616	1,846
Due to related parties (note 6)	98	127
Other liabilities (note 7)	2,040	-
	2,754	1,973

Other liabilities (note 7)	103	-
	2,857	1,973

Shareholders’ equity
Share capital (note 8) – unlimited common shares authorized, no par value Issued – 52,757,511 (2012 – 46,665,069)	104,192	92,168
Contributed surplus (note 8)	156	12,180
Contributed surplus – stock-based compensation (note 8(a,b))	14,593	12,703
Deficit accumulated during the exploration stage	(69,954)	(63,328)
	48,987	53,723
	51,844	55,696

Nature of operations, liquidity, structure and plan of arrangement (note 1)
Commitments (note 8, 11)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Terry Krepiakevich, Director
Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

	in thousands of dollars, except share and per share amounts
	For the three	For the three	Cumulative
	months ended	months ended	during exploration
	February 28, 2013	February 29, 2012	stage
	$	$	$
Expenses
Amortization	250	118	1,302
Corporate development	104	1	483
Foreign exchange gain	(24)	(2)	(13)
General and administrative	548	25	4,953
Mineral properties expense (note 4(c))	802	637	43,165
Professional fees	299	2	1,055
Salaries	549	84	3,007
Salaries – stock-based compensation (note 7, 8(a) and (b))	4,113	-	13,524
Total expenses	6,640	865	67,475
Other items
Accretion expense	-	-	2,530
Loss on disposal of equipment	-	-	7
Interest and other income	(14)	-	(59)
Loss and comprehensive loss for the period	(6,626)	(865)	69,954

Basic and diluted loss per common share	$0.13	$0.02
Weighted average number of common shares outstanding	50,573,980	46,578,078

Nature of operations, liquidity, structure and plan of arrangement (note 1)

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended
(unaudited)

	in thousands of dollars, except share amounts
		February 28, 2013
	Number of shares	Ascribed value
		$
Share capital
Balance – beginning of period	46,665,069	92,168
Issued on vesting of performance share units (note 8)	14,180	28
Issued on exercise of warrants (note 8)	6,088,262	11,996
Balance – end of period	52,767,511	104,192
Contributed surplus
Balance – beginning of period		12,180
Transfer to share capital on vesting of performance share units		(28)
Transfer to share capital exercise of warrants		(11,996)
Balance – end of period		156
Contributed surplus – stock-based compensation
Balance – beginning of period		12,703
Stock-based compensation (note 8(a) and (b))		1,890
Balance – end of period		14,593
Deficit
Balance – beginning of period		(63,328)
Loss for the period		(6,626)
Balance – end of period		(69,954)
Total shareholders’ equity		48,987

	in thousands of dollars, except share amounts
		February 29, 2012
	Number of shares	Ascribed value
		$
Share capital
Balance – beginning of period	200	27,280
Balance – end of period	200	27,280
Contributed surplus
Balance – beginning of period		36,281
Funding provided and expenses paid by NovaGold Resources Inc.		1,602
Balance – end of period		37,883
Deficit
Balance – beginning of period		(32,310)
Loss for the period		(865)
Balance – end of period		(33,175)
Total shareholders’ equity		31,988

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	in thousands of dollars
	For the three	For the three	Cumulative
	months ended	months ended	during
	February 28, 2013	February 29, 2012	exploration stage
	$	$	$
Cash flows used in operating activities
Loss for the period	(6,626)	(865)	(69,954)
Items not affecting cash
Amortization	250	118	1,322
Accretion	-	-	2,530
Loss on disposal of equipment	-	-	7
Issuance of shares as compensation	-	-	316
Stock-based compensation	4,113	-	14,638
Unrealized foreign exchange	(80)	-	(80)
Net change in non-cash working capital
Decrease (increase) in accounts receivable	64	-	(301)
Decrease (increase) in deposits and prepaid amounts	46	(171)	(496)
(Decrease) increase in accounts payable, accrued liabilities and due to related parties	(1,259)	(389)	636
	(3,492)	(1,307)	(51,382)
Cash flows from financing activities
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	-	40,000
Funding provided and expenses paid by NovaGold	-	1,602	61,256
Repayment of notes payable	-	-	(24,000)
	-	1,602	77,256
Cash flows used in investing activities
Acquisition of plant & equipment	(14)	-	(3,020)
Expenditures on mineral properties	-	-	(4,116)
	(14)	-	(7,136)
Increase in cash and cash equivalents	(3,506)	295	18,738
Cash and cash equivalents – beginning of period	22,244	1	-
Cash and cash equivalents – end of period	18,738	296	18,738

Nature of operations, liquidity, structure and plan of arrangement (note 1)

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

1     Nature of operations, liquidity, structure and plan of arrangement

NovaCopper Inc. (“NovaCopper” or the “Company”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”).

Structure and plan of arrangement

The Ambler lands are comprised of the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within a 65 kilometer long volcanogenic massive sulfide belt. On January 11, 2010, Alaska Gold Company (“AGC”), a wholly owned subsidiary of NovaGold Resources Inc. (“NovaGold”), purchased 100% of the Ambler lands for consideration of $29 million. The Ambler lands were acquired on October 17, 2011 by NovaCopper US Inc. (“NovaCopper US”) through a purchase and sale agreement with AGC. On October 24, 2011, NovaGold transferred its ownership of NovaCopper US to NovaCopper, then a wholly owned subsidiary of NovaGold, in exchange for 100 shares of NovaCopper, with an ascribed value of $27.3 million (note 8).

On October 19, 2011, NovaCopper US acquired the exclusive right to explore the Bornite lands and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act (“ANCSA”) located adjacent to the Ambler lands to create the Upper Kobuk Mineral Projects (“UKMP Projects”).

Where applicable, these consolidated financial statements reflect the balance sheet, statements of loss, comprehensive loss and deficit and cash flows of the Arctic Project as if NovaCopper had been an independent operation from inception. The statements of loss, comprehensive loss and deficit for the three months ended February 29, 2012 include direct general and administrative and exploration costs of the Arctic Project and an allocation of NovaGold’s general and administrative costs incurred. NovaGold has historically provided corporate services to the Arctic Project, including executive oversight, information technology, technical expertise, accounting, tax, treasury, human resources and other services. The allocation of general and administrative costs to the Arctic Project was calculated on the basis of time committed by NovaGold staff to AGC and the ratio of expenses incurred on the Arctic Project in the period presented as compared to all costs incurred by AGC in the respective period.

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

Liquidity

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2013, the Company had consolidated cash of $18.7 million and working capital of $16.8 million. Based on anticipated but not committed expenditures on its projects, the Company is likely to require financing within the next twelve to fifteen months. Future financings are anticipated through debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

2     Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper Inc. and its wholly-owned subsidiary, NovaCopper US Inc. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 5, 2013.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of February 28, 2013, our results of operations for the three months ended February 28, 2013 and February 29, 2012, and our cash flows for the three months ended February 28, 2013 and February 29, 2012. The results of operations for the three months ended February 28, 2013 are not necessarily indicative of the results to be expected for the year ending November 30, 2013.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2013.

All figures are in United States dollars unless otherwise noted.

Financial instruments

Held-for-trading financial assets and liabilities are recorded at fair value as determined by active market prices and valuation models, as appropriate. Valuation models require the use of assumptions concerning the amount and timing of estimated future cash flows and discount rates. In determining these assumptions, Management uses readily observable market inputs where available or, where not available, inputs generated by Management. Changes in fair value of held-for-trading financial instruments are recorded in income or loss for the period. Held-for-trading financial liabilities consist of other liabilities. The Company has no held-for-trading financial assets.

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

Loans and receivables are recorded initially at fair value, net of transaction costs incurred, and subsequently at amortized cost using the effective interest rate method. Loans and receivables consist of cash and cash equivalents, accounts receivable, and deposits.

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

Compensation expense for restricted share units and deferred share units granted to employees and directors, respectively, is determined based on estimated fair values of the units at the time of grant using quoted market prices and updated at each period end until the unit vests. The cost is recognized using the graded attribution method over the vesting period of the respective units. The expense relating to the fair value of the units is included in expenses and is credited to other liabilities. Units may be settled in either i) cash or ii) subject to approval by shareholders, shares issued from treasury, at the Company’s election at the time of vesting.

Recent accounting pronouncements

i.	Offsetting assets and liabilities

In January 2013, the FASB issued “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 clarifies Accounting Standards Update No. 2011-11: “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to restrict the scope of implementation to derivatives accounted for under Topic 815, Derivatives and Hedging, which includes bifurcated embedded derivatives repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that require an offset or are subject to an enforceable master netting arrangement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 (year ending November 30, 2014 for the Company). We do not expect the adoption of ASU 2013-01 to have a material impact on our results of operations, financial condition, or cash flows.

ii.	Comprehensive income

In December 2011, the FASB issued “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (year ending November 30, 2013 for the Company). The adoption of ASU 2011-12 did not have a material impact on our results of operations, financial condition, or cash flows.

3     Plant and equipment

	in thousands of dollars
			February 28, 2013
		Accumulated
	Cost	amortization	Net
Alaska, USA	$	$	$

Machinery and equipment	2,832	(1,243)	1,589
Vehicles	201	(94)	107
Computer hardware	44	(29)	15
	3,077	(1,366)	1,711

	in thousands of dollars
November 30, 2012
		Accumulated
	Cost	amortization	Net
Alaska, USA	$	$	$

Machinery and equipment	2,831	(1,007)	1,824
Vehicles	201	(81)	120
Computer hardware	31	(28)	3
	3,063	(1,116)	1,947

4     Mineral properties and development costs

	in thousands of dollars
	November 30, 2012	Acquisition costs	February 28, 2013
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

	in thousands of dollars
	November 30, 2011	Acquisition costs	November 30, 2012
Alaska, USA	$	$	$
Ambler (a)	26,547	39	26,586
Bornite (b)	4,000	-	4,000
	30,547	39	30,586

(a)	Ambler

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

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the percent which is determined by the classification of land from which production originates.

(c)	Mineral properties expense

The following table summarizes mineral properties expense for the three months ended February 28, 2013 and February 29, 2012.

	in thousands of dollars
	Three months ended	Three months ended
	February 28, 2013	February 29, 2012
	$	$
Community	75	21
Engineering	130	179
Environmental	-	24
Geochemistry and geophysics	49	34
Land and permitting	58	-
Project support	92	53
Wages and benefits	398	326
Mineral property expense	802	637

Indirect project support expenses consist of expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to February 28, 2013 is $43.2 million.

5     Accounts payable and accrued liabilities

	in thousands of dollars
	February 28, 2013	November 30, 2012
	$
Trade accounts payable	130	207
Accrued liabilities	365	659
Accrued salaries and vacation	121	980
Accounts payable and accrued liabilities	616	1,846

6     Related parties

Expenses to April 30, 2012 were funded by NovaGold and its subsidiaries. NovaGold is a company with directors in common. During the three months ended February 28, 2013, NovaGold and its subsidiaries provided management and office services totaling $100,000 to the Company, including rent and office expenses pursuant to a Services Agreement.

During the three months ended February 28, 2013, the Company provided exploration and management services in the amount of $69,000 to NovaGold under the Services Agreement.

The Company had accounts receivable of $15,000 at February 28, 2013 due from NovaGold. The Company had payables of $98,000 at February 28, 2013 and $127,000 at November 30, 2012 due to NovaGold and its subsidiaries.

7     Other liabilities

On November 29, 2012, the Board of Directors approved a Restricted Share Unit Plan (“RSU Plan”) and a Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees and directors. The RSU and DSU Plans may be settled in cash or, subject to shareholder approval, common shares, at the Company’s election with each Restricted Share Unit (“RSU”) and Deferred Share Unit (“DSU”) entitling the holder to receive one common share.

Under Accounting Standards Codification (“ASC”) 718, the units are measured at fair value at the time of grant and recognized over the service period as stock-based compensation expense using the graded attribution method. The RSU and DSU Plans allow for the units to be settled in cash or, subject to shareholder approval, common shares, at the Company’s election. At the current time, the Company does not have the ability to deliver common shares, and as such, recognizes the RSU and DSU plans as a liability, marked-to-market at each period end until the time of vesting. If the Company does have the ability to deliver common shares in the future, the RSU and DSU plans may change to an equity-classified share compensation arrangement. At that time, the plans would be reflected in equity as contributed surplus based on the then current fair value.

On December 5, 2012, 1,295,500 RSUs were granted to employees vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014. 750,000 DSUs were granted to directors credited to account immediately to be paid out at the time of retirement from NovaCopper.

A summary of the Company’s unit plans and changes during the period ended is as follows:

	February 28, 2013
	Number of RSUs	Number of DSUs
Balance – beginning of period	-	-
Granted	1,295,500	750,000
Balance – end of period	1,295,500	750,000

The fair value of the units recognized in the period has been estimated using the quoted market price of the Company’s shares at period end.

For the period ended February 28, 2013, NovaCopper recognized a stock-based compensation charge of $2.2 million for units granted to directors ($1.5 million) and employees ($0.7 million), net of forfeitures.

8     Share capital

Authorized: unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2011	200	27,280
Issued pursuant to Plan of Arrangement	46,577,878	64,496
Issued pursuant to employment agreement	76,005	316
Issued on exercise of options	10,986	76
November 30, 2012	46,665,069	92,168
Issued on vesting of performance share units	14,180	28
Issued on exercise of warrants	6,088,262	11,996
February 28, 2013, issued and outstanding	52,767,511	104,192

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

Under the Plan of Arrangement, NovaCopper committed to issue up to 6,181,352 common shares to satisfy holders of NovaGold warrants, performance share units and deferred shares units (“NovaGold DSUs”) on record as of the close of business April 27, 2012 on the same basis as NovaGold shareholders under the Plan of Arrangement. When a warrant is exercised or a unit becomes vested, NovaCopper has committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, round down to the nearest whole number. An amount of $12.2 million was recorded in contributed surplus representing a pro-rated amount of the historical NovaGold investment based on the fully diluted number of common shares at the time the Arrangement became effective.

During the period ended February 28, 2013, the Company issued 14,180 common shares in settlement of NovaGold performance share units (“NovaGold PSUs”) which vested on December 3, 2012. The Company issued 6,088,262 common shares upon the exercise of NovaGold warrants by various holders during the period. The Company received no proceeds from the vesting and exercise of these instruments. $12.0 million was reclassified to share capital to reflect the issuance of common shares for these instruments.

As of February 28, 2013, 120,000 NovaGold PSUs of which the NovaGold shares that may be issued vary between 0% and 150% of the number of NovaGold PSUs granted, and 24,833 NovaGold DSUs are outstanding.

(a) Stock options

During the period ended February 28, 2013, 35,000 options at a weighted average fair value of $0.72 were granted to new employees exercisable for a period of five years with various vesting terms between one and two years.

The fair value of the stock options recognized in the period has been estimated using an option pricing model. Assumptions used in the pricing model for the period are as provided below.

February 28, 2013
Average risk-free interest rate	1.1-1.2%
Exercise price	CDN$1.97-2.00
Expected life	3.0 years
Expected volatility	56.2-57.7%
Expected dividends	Nil

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

For the period ended February 28, 2013, NovaCopper recognized a stock-based compensation charge of $1.9 million for options granted to directors, employees and services providers, net of forfeitures.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

	February 28, 2013
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	6,064,994	3.11
Granted	35,000	1.92
Forfeited	(75,001)	3.02
Balance – end of period	6,024,993	2.99

The following table summarizes information about the stock options outstanding at February 28, 2013.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 1.72 to $ 2.99	135,000	4.53	1.77	3,333	1.91
$ 3.00 to $ 3.99	5,889,993	4.18	3.02	2,313,319	3.02
	6,024,993	4.19	2.99	2,316,652	3.02

(b) NovaGold Arrangement Options

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

For the period ended February 28, 2013, NovaCopper recognized a stock-based compensation charge of $0.04 million for NovaGold Arrangement Options, net of forfeitures.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

	February 28, 2013
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	2,076,541	4.07
Forfeited	(19,981)	4.01
Balance – end of period	2,056,560	4.07

The following table summarizes information about the NovaGold Arrangement Options outstanding at February 28, 2013.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 0.54 to $ 1.99	350,214	0.67	1.28	350,214	1.28
$ 2.00 to $ 3.99	765,704	1.50	3.00	765,704	3.00
$ 4.00 to $ 5.99	621,367	3.69	5.22	455,415	5.30
$ 6.00 to $ 7.99	289,277	2.87	7.35	283,721	7.37
$ 8.00 to $10.60	29,998	4.22	8.62	29,998	8.62
	2,056,560	2.25	4.07	1,885,052	3.99

9     Management of capital risk

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

10   Financial instruments

The Company is exposed to a variety of risks arising from financial instruments. These risks and Management’s objectives, policies and procedures for managing these risks are disclosed as follows.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities, due to related parties, and other liabilities. The fair value of accounts payable and accrued liabilities and due to related parties approximates their carrying value due to the short-term nature of their maturity.

The Company’s other liabilities are held at fair value and are a Level 1 financial instrument valued using quoted market prices. All of the Company’s other financial instruments are initially measured at fair value and then held at amortized cost.

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a) Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CDN$941,000, accounts receivable of CDN$15,000 and accounts payable of CDN$475,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $43,000.

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

(c) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage as outlined in notes 1 and 9 to the consolidated financial statements.

Contractually obligated cash flow requirements as at February 28, 2013 are as follows.

	in thousands of dollars
	Total	< 1 Year	1–2 Years	3–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	616	616	-	-	-
Due to related parties	98	98	-	-	-
Office lease	758	101	370	287
	1,472	815	370	287	-

(d) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

11  Commitments

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at February 28, 2013 are approximately as follows.

in thousands of Canadian dollars
February 28, 2013
$
2013	101
2014	180
2015	190
2016	201
2017	86
Total	758

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated April 8, 2013 and provides an analysis of NovaCopper’s unaudited interim consolidated financial results for the quarter ended February 28, 2013 compared to the quarter ended February 29, 2012.

The following information should be read in conjunction with our February 28, 2013 unaudited interim consolidated financial statements and related notes which were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The MD&A should also be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended November 30, 2012. A summary of our accounting policies are outlined in note 2 of the audited consolidated financial statements and the unaudited interim consolidated financial statements. All amounts are in United States dollars unless otherwise stated.

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

Description of business

NovaCopper is a base metals exploration company focused on exploring and developing the Ambler mining district located in Alaska, U.S.A. NovaCopper conducts its operations through a wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”). Our Upper Kobuk Mineral Projects or UKMP Projects consist of the 100% owned Ambler lands which hosts the Arctic copper-zinc-lead-gold-silver Project and the Bornite carbonate-hosted copper Project located on the Bornite lands acquired through a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a Regional Alaska Native Corporation. NovaCopper is primarily focused on developing copper properties in the Ambler mining district, some of which also have significant zinc, gold and silver resources. In addition, NovaCopper’s principal properties are located in Alaska, a region with low geopolitical risk that has a long history of mining, established permitting standards and governments supportive of resource development. We are focused on continuing to identify high-grade mineralization with additional exploration being executed in 2013.

NovaCopper was formed in 2011 by NovaGold to hold the UKMP Projects, and was spun-out to shareholders by NovaGold Resources Inc. (“NovaGold”) through a Plan of Arrangement effective April 30, 2012. NovaGold shareholders received one NovaCopper common share for every six common shares of NovaGold held on the effective date.

Property review

NovaCopper’s principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprises a total of approximately 352,900 acres (142,831 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host the high-grade copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within a 65 kilometer long volcanogenic massive sulfide (“VMS”) belt, are owned by NovaCopper US. The Ambler lands, comprising of a number of deposits, most significantly the Arctic deposit, are located in Northwestern Alaska comprising 112,058 acres (45,348 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

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

We have recorded the Ambler lands as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies. As a result of the spin-out of NovaCopper from NovaGold, the interim consolidated financial statements have been presented under the continuity of interest basis of accounting whereby the amounts are based on the amounts originally recorded by NovaGold as if the Company had held the property from inception.

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

Current activities

On February 5, 2013, NovaCopper released an updated resource estimate for the Bornite Project in a report entitled “NI 43-101 Technical Report Resource Estimation – South Reef and Ruby Creek zones, Bornite deposit, Upper Kobuk Mineral Projects, Northwest Alaska.” In addition to the Ruby Creek zone resources released on July 18, 2012, NovaCopper released a resource estimation on the South Reef zone which lies roughly 400 to 600 meters southeast of the Ruby Creek zone. The South Reef zone at Bornite reports at a 1.0% copper cut-off grade, Inferred Resources of 43.1 million tonnes of 2.54% Cu or 2,409 million pounds of contained copper. Resources are stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $2.75 per pound copper and total site operating costs of $60.00 per tonne. Investors should also understand that "inferred mineral resources" have a great amount of uncertainty as to their existence and great uncertainty to their economic and legal feasibility. It cannot be assumed that all or any part of an "inferred mineral resource" will ever be upgraded to a higher category. See “Cautionary Note to United States Investors concerning Reserve and Resource Estimates.”

NovaCopper has approved a budget of $16.0 million for its 2013 exploration program, technical reviews, formal studies and general and administrative costs. We plan to carry-out additional diamond core drilling focused on the Bornite Project and complete a preliminary economic assessment study on an open pit scenario at the Arctic deposit during the summer of 2013.

We are continuing to work with the Alaska Industrial Development and Export Authority (“AIDEA”) and plan to sign a memorandum of understanding during the first half of 2013 as the next step to advancing the road into the Ambler mining district. The State of Alaska and AIDEA are working on initiating permitting for the road which is expected to provide access to NovaCopper’s UKMP Projects. We are also continuing to focus efforts on community relations and workforce development strategies, working closely with NANA on these efforts.

Corporate developments

Share issuances

Under the Plan of Arrangement, NovaCopper committed to issue up to 6,181,352 common shares to satisfy holders of NovaGold warrants, performance share units and deferred shares units on record as of the close of business April 27, 2012 on the same basis as NovaGold shareholders under the Plan of Arrangement. When a warrant is exercised or a unit becomes vested, NovaCopper has committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, round down to the nearest whole number.

NovaCopper issued 6,088,262 common shares upon the exercise of NovaGold warrants by various holders during the first quarter ended February 28, 2013 and 14,180 common shares in settlement of NovaGold performance share units which vested on December 3, 2012. The Company receives no proceeds from the exercise and settlement of these instruments.

Long-term incentives

On November 29, 2012, the Board of Directors approved a Restricted Share Unit Plan (“RSU Plan”) and a Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees and directors. The RSU and DSU Plans may be settled in cash or, subject to shareholder approval, common shares with each Restricted Share Unit (“RSU”) and Deferred Share Unit (“DSU”) entitling the holder to receive one common share, subject to shareholder approval, or the market value of one common share, at the Company’s election.

On December 5, 2012, 1,295,500 RSUs were granted to employees vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014. 750,000 DSUs were granted to directors to be paid out at the time of retirement from NovaCopper.

Base shelf prospectus

During March 2013, we filed a short form based shelf prospectus with the securities commissions in each province and territory of Canada (other than Quebec) and a corresponding shelf registration statement on Form S-3 with the United States Securities and Exchange Commission which allow us to make offerings of common shares, warrants, share purchase contracts, and share purchase or equity units for aggregate proceeds of up to $100,000,000 for a period of up to 25 months in Canada and 3 years in the United States from the effective date.

Summary of results

	in thousands of dollars,
	except for per share amounts
	Three months	Three months
	ended	ended
	February 28, 2013	February 29, 2012
	$	$
Amortization	250	118
General and administrative	548	25
Mineral properties expense	802	637
Professional fees	299	2
Salaries	549	84
Salaries – stock-based compensation	4,113	-
Loss and comprehensive loss for the period	6,626	865
Basic and diluted loss per common share	$0.13	$0.02

For the three months ended February 28, 2013, NovaCopper reported a net loss of $6.6 million (or $0.13 basic and diluted loss per common share) compared to a net loss of $0.9 million for the corresponding period in 2012 (or $0.02 basic and diluted loss per common share). This variance was primarily due to a non-cash stock-based compensation charge of $4.1 million, salaries of $0.5 million and general and administrative expenses of $0.5 million incurred as a result of NovaCopper being a stand-alone public company in 2013 compared to 2012. The first quarter of 2012 was prior to the spin-out from NovaGold which became effective April 30, 2012, whereby the majority of expenses related to mineral property expenses has been accounted for as if the project expenditures were incurred by the Company from the project’s inception.

Total stock-based compensation expense recognized for the period was $4.1 million which included $1.9 million for options granted under the NovaCopper stock option plan, $0.04 million for NovaGold arrangement options from the spin-out, and $2.1 million for RSUs and DSUs granted to employees and directors. As NovaCopper was not a publicly traded entity in the first quarter of 2012, there is no similar charge. Further, as a result of becoming a separate public company, expenses were incurred relating to general and administrative expenses of $0.5 million and salaries of $0.5 million for which there are minimal comparable expenses in 2012 of $0.1 million. The comparable basic and diluted loss per common share for 2013 is significantly higher than 2012 mainly as a result of the increased net loss. Expenses to April 30, 2012, the date of completion of the spin-out, were funded by NovaGold and its affiliates.

For the three months ended February 28, 2013, NovaCopper reported mineral property expenses of $0.8 million compared to $0.6 million for the corresponding period in 2012. Similar expenses were incurred consisting of engineering, project support expenses for the upcoming field season and community initiatives.

Selected financial data

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

	in thousands of dollars,
	except per share amounts
	02/28/13	11/30/12	08/31/12	05/31/12	02/29/12	11/30/11	8/31/11	5/31/11
	$	$	$	$	$	$	$	$
Interest income	14	16	19	10	-	-	-	-
Mineral property expenses	802	3,130	9,139	2,421	637	233	5,589	2,433
Loss for the quarter	(6,626)	(7,841)	(12,559)	(9,753)	(865)	(1,653)	(6,285)	(2,754)
Loss per common share – basic and diluted	(0.13)	(0.17)	(0.27)	(0.21)	(0.02)	(0.05)	(0.27)	(0.12)

Factors that can cause fluctuations in NovaCopper’s quarterly results include the length of the exploration field season at the properties, timing of property acquisition payments, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the incorporation of NovaCopper and completion of the spin-out in April 2012. Prior to April 2011, NovaCopper had no shares outstanding as it was not yet incorporated. As a result of the spin-out, the loss per common share has been restated as if the distribution of common shares would have occurred at inception.

During the second quarter of 2011, we had mineral property expenses of $2.4 million as a result of the start-up of the exploration field season. During the third quarter of 2011, we had mineral property expenses of $5.6 million as the full quarter was during the exploration field season and accretion expense of $0.5 million due to an early payment of payments owing on the Ambler land acquisition. During the fourth quarter of 2011, NovaCopper incurred $1.3 million in general and administrative expenses as a result of general expenses that were incurred as part of NovaCopper incurring management fees from NovaGold. During the first quarter of 2012, we recorded expenses of $0.6 million in mineral property expenses in preparation activities for field season and ongoing engineering studies. During the second quarter of 2012, NovaCopper had stock-based compensation expense of $5.5 million, $0.7 million for general and administrative and $0.7 million for salaries expense recorded as a result of the completion of the spin-out from NovaGold. During the third quarter of 2012, mineral property expenses of $9.1 million were recorded as a larger exploration program was conducted than previous years during which the third quarter encompasses the majority of the field season. Additionally, stock-based compensation expense of $2.0 million was recognized due to the vesting of previously granted stock options. During the fourth quarter of 2012, mineral property expenses of $3.1 million were recorded for the end of the 2012 field season. Stock-based compensation expense of $1.9 million was also recognized due to the vesting of previously granted stock options. During the first quarter of 2013, we incurred expenses of $4.1 million in stock-based compensation expense due to the vesting of previously granted stock options and the granting of RSUs and DSUs. We also recognized expenses of $0.8 million in mineral property expenses in preparation for field season and ongoing engineering studies.

The Company’s properties are not yet in production; consequently, the Company believes that its loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At February 28, 2013, NovaCopper had $18.7 million in cash and cash equivalents. We expended $3.5 million on operating activities during the three-month period ended February 28, 2013, compared with expenditures of $1.3 million for operating activities for the same period in 2012. Cash spent on operating activities in 2013 was mainly expended on mineral property expenses, general and administrative expenses, salaries, and reducing current liabilities. A majority of cash spent on operating activities in the three months ended February 29, 2012 was expended on mineral property expenses.

During the period ended February 28, 2013, no cash from financing activities was generated compared with $1.6 million in the same period in 2012. Funding of $1.6 million was received to fund operating expenses incurred from NovaGold for the period ended February 29, 2012 compared with $nil in operating expense funding provided in the comparable period in 2013.

During the period ended February 28, 2013, the Company expended $0.01 million on investing activities to purchase accounting software compared with no comparative amount in 2012.

We do not currently generate operating cash flows. At February 28, 2013, we had cash and cash equivalents of $18.7 million and working capital of $16.8 million. At present, we believe that the current cash and cash equivalent balances as of February 28, 2013 are sufficient to cover the anticipated expenditures on exploration activities and general and administrative costs for 2013. Additional capital will be necessary to conduct additional exploration drilling and engineering studies on our properties to advance our projects to a positive production decision. Based on anticipated but not committed expenditures on our projects, we are likely to require financing within the next twelve to fifteen months. Future financings are anticipated through debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favourable to the Company or to generate cash flows.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at February 28, 2013 are as follows.

	in thousands of dollars,
	unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	616	616	-	-	-
Due to related parties (a)	98	98	-	-	-
Office lease	758	101	370	287	-
Total	1,472	815	370	287	-

(a)	Amounts due to related parties consist of current accounts payable owing to NovaGold under its Services Agreement.

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at February 28, 2013 are approximately as follows.

in thousands of dollars
February 28, 2013
$
2013	101
2014	180
2015	190
2016	201
2017	86
Total	758

Off-balance sheet arrangements

The Company has no material off-balance sheet arrangements.

Outstanding share data

At April 8, 2013, NovaCopper had 52,769,226 common shares issued and outstanding. At April 8, 2013, NovaCopper had 6,011,660 stock options with a weighted-average exercise price of $3.03, 2,046,664 NovaGold arrangement options with a weighted-average exercise price of $4.12, and 1,283,500 RSUs and 750,000 DSUs outstanding.

Related party transactions

Expenses to April 30, 2012 were funded by NovaGold and its affiliates. NovaGold is a company with directors in common. During the three months ended February 28, 2013, NovaGold and its affiliates provided management and office services totaling $100,000 to NovaCopper, including rental of office space pursuant to a Services Agreement.

During the three months ended February 28, 2013, we provided exploration and management services in the amount of $69,000 to NovaGold under the Services Agreement. The Services Agreement terminates on May 1, 2013.

NovaCopper had accounts receivable of $15,000 at February 28, 2013 due from NovaGold. NovaCopper had payables due to related parties of $98,000 at February 28, 2013 and $127,000 at November 30, 2012 due to NovaGold and its affiliates.

New accounting pronouncements

Unless otherwise noted, the following revised standards and amendments are effective for annual periods beginning on or after December 1, 2012 or as noted. The Company is continuing to assess the impact of these standards and amendments or has determined whether it will early adopt them as noted.

i.	Comprehensive income

In December 2011, the Financial Accounting Standards Board issued “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (year ending November 30, 2013 for the Company). The adoption of ASU 2011-12 did not have a material impact on our results of operations, financial condition, or cash flows.

ii.	Offsetting assets and liabilities

In January 2013, the FASB issued “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 clarifies Accounting Standards Update No. 2011-11: “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to restrict the scope of implementation to derivatives accounted for under Topic 815, Derivatives and Hedging, which includes bifurcated embedded derivatives repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that require an offset or are subject to an enforceable master netting arrangement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 (year ending November 30, 2014 for the Company). We do not expect the adoption of ASU 2013-01 to have a material impact on our results of operations, financial condition, or cash flows.

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

Compensation expense for RSUs and DSUs granted to employees and directors, respectively, is determined based on estimated fair values of the units at the time of grant using quoted market prices and updated at each period end until the unit vests. The cost is recognized using the graded attribution method over the vesting period of the respective units. The expense relating to the fair value of the units is included in expenses and is credited to other liabilities. Units may be settled in either i) cash or ii) shares issued from treasury, subject to approval by shareholders, at the Company’s election at the time of vesting.

Cautionary notes

Forward-looking statements

This Report contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

  assumptions made in the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
  our ability to achieve production at any of the Company’s mineral exploration and development properties;

  estimated capital costs, operating costs, production and economic returns;
  estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying the Company’s resource and reserve estimates;
  our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
  assumptions that all necessary permits and governmental approvals will be obtained;
  our expectations regarding demand for equipment, skilled labour and services needed for exploration and development of mineral properties; and
  our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

  risks related to inability to define proven and probable reserves and none of the Company’s mineral properties are in production or under development;
  uncertainties relating to the assumptions underlying the Company’s resource and reserve estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
  risks related to uncertainty of whether there will ever be production at the Company’s mineral exploration and development properties;
  risks related to the Company’s ability to commence production and generate material revenues or obtain adequate financing for its planned exploration and development activities;
  risks related to the Company’s ability to finance its planned exploration activities at its mineral properties or to complete further exploration programs;
  risks related to the Company’s ability to finance the development of its mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
  increased regulatory compliance costs related to the Company’s loss of its foreign private issuer status as of December 1, 2012;
  commodity price fluctuations;
  risks related to market events and general economic conditions;
  uncertainty of estimates of capital costs, operating costs, production and economic returns;
  risks related to lack of infrastructure;
  risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
  the Company’s history of losses and expectation of future losses;
  risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
  uncertainty related to inferred mineral resources;
  risks related to the third parties on which the Company depends for its exploration and development activities;
  dependence on cooperation of joint venture partners in exploration and development of properties;
  mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
  credit, liquidity, interest rate and currency risks;
  uncertainty as to the Company’s ability to acquire additional commercially mineable mineral rights;
  risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
  the risk that permits and governmental approvals necessary to develop and operate mines on the Company’s properties will not be available on a timely basis or at all;
  risks related to governmental regulation and permits, including environmental regulation;
  risks related to the need for reclamation activities on the Company’s properties and uncertainty of cost estimates related thereto;
  uncertainty related to title to the Company’s mineral properties;
  risks related to competition in the acquisition of mineral properties;

  risks related to unknown liabilities in connection with acquisitions;
  the Company’s need to attract and retain qualified management and technical personnel;
  risks related to conflicts of interests of some of the directors of the Company;
  uncertainty as to potential future litigation;
  risks related to global climate change;
  risks related to adverse publicity from non-governmental organizations;
  risks related to future sales or issuances of equity securities decreasing the value of existing common shares, diluting voting power and reducing future earnings per share;
  uncertainty as to the volatility in the price of the Company’s shares;
  the Company’s expectation of not paying cash dividends;
  adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
  risks related to the Company’s majority shareholder;
  uncertainty as to the Company’s ability to maintain the adequacy of internal control over financial reporting as per the requirements of the Sarbanes-Oxley Act; and
  increased regulatory compliance costs relating to the Dodd-Frank Act.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in NovaCopper’s Form 10-K dated February 12, 2013, filed with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission (the “SEC”), and other information released by NovaCopper and filed with the appropriate regulatory agencies.

The Company’s forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, and the Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

Reserve and resource estimates

Unless otherwise indicated, all resource and reserve estimates included in this Report have been prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy, and Petroleum Definition Standards on Mineral Resources and Mineral Reserves. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Canadian standards, including NI 43-101, differ significantly from the requirements of the SEC, and resource and reserve information contained herein may not be comparable to similar information disclosed by U.S. companies. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserves”. Under U.S. standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable with information made public by companies that report in accordance with U.S. standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Financial instruments

Our financial instruments are exposed to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk. Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities, and due to related parties. Our instruments are held in the normal course to meet daily operating and cash flow needs of the business. The fair value of accounts payable and accrued liabilities and due to related parties approximates their carrying value due to the short-term nature of their maturity. The Company’s other liabilities are held at fair value and are a Level 1 financial instrument valued using quoted market prices. All of the Company’s other financial instruments are initially measured at fair value and then held at amortized cost.

(a) Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CDN$941,000, accounts receivable of CDN$15,000 and accounts payable of CDN$475,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss would change by approximately $43,000.

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

(c) Liquidity risk

Liquidity risk is the risk that NovaCopper will encounter difficulties raising funds to meet its financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage our liquidity risk through the management of its capital structure and financial leverage. We do expect, based on anticipated but not committed expenditures on its projects, we are likely to require financing within the next twelve to eighteen months. Future financings are expected to be obtained through debt financing, equity financing, convertible debt, exercise of options, or other means. Continued operations are dependent on its ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled "Liquidity and capital resources."

(d) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which are highly liquid which limits the risk of loss due to interest rate changes to $nil.

(e) Price risk

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

Item 4. Controls and Procedures

     Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2013. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation.

Item 1A. Risk Factors

     There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2012, as filed with the SEC on February 12, 2013. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2012, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Mine Safety Disclosures

     These disclosures are not applicable to us.

Item 5. Other Information.

     None.

Item 6. Exhibits

Exhibits

     See Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 9, 2013	NOVACOPPER INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350