Form 10-Q
period 2013-05-31
NovaCopper Inc.
filed 2013-07-09
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

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
Yes [   ]     No [X]

As of July 8, 2013, the registrant had 53,015,597 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
(unaudited)

		in thousands of dollars

	May 31, 2013	November 30, 2012
	$	$
Assets
Current assets
Cash and cash equivalents	15,687	22,244
Accounts receivable	378	365
Deposits and prepaid amounts	782	554
	16,847	23,163

Plant and equipment (note 3)	1,615	1,947
Mineral properties and development costs (note 4)	30,586	30,586
	49,048	55,696
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,801	1,846
Due to related parties (note 6)	61	127
Other liabilities (note 7)	895	-
	2,757	1,973

Other liabilities (note 7)	148	-
	2,905	1,973
Shareholders’ equity
Share capital (note 8) – unlimited common shares authorized, no par value
Issued – 52,771,101 (2012 – 46,665,069)	104,208	92,168
Contributed surplus (note 8)	151	12,180
Contributed surplus – stock-based compensation (note 8(a,b))	16,002	12,703
Contributed surplus – units (note 8(c))	1,683	-
Deficit accumulated during the exploration stage	(75,901)	(63,328)
	46,143	53,723
	49,048	55,696

Nature of operations, liquidity, structure and plan of arrangement (note 1)
Commitments (note 8, 11)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Terry Krepiakevich, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

		in thousands of dollars, except share and per share amounts
	For the three months ended		For the six months ended		Cumulative
					during
					exploration
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	stage
	$	$	$	$	$
Expenses
Amortization	254	168	504	286	1,556
Corporate development	36	56	140	57	519
Foreign exchange loss (gain)	6	16	(18)	14	(8)
General and administrative	616	727	1,164	752	5,569
Mineral properties expense (note 4(c))	2,231	2,421	3,033	3,058	45,396
Professional fees	211	143	510	144	1,266
Salaries	602	738	1,150	822	3,610
Salaries – stock-based compensation (note 8(a,b,c))	2,000	5,494	6,113	5,494	15,524
Total expenses	5,956	9,763	12,596	10,627	73,432
Other items
Accretion expense	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Interest and other income	(9)	(10)	(23)	(9)	(68)
Loss and comprehensive loss for the period	5,947	9,753	12,573	10,618	75,901
Basic and diluted loss per common share	$0.11	$0.21	$0.26	$0.23
Weighted average number of common shares outstanding	52,769,927	46,603,329	48,588,311	46,626,140

Nature of operations, liquidity, structure and plan of arrangement (note 1)

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended
(unaudited)

	in thousands of dollars, except share amounts
		May 31, 2013
	Number of shares	Ascribed value
		$
Share capital
Balance – beginning of period	46,665,069	92,168
Issued on vesting of NovaGold Performance and Deferred Share Units	16,586	33
Issued on exercise of NovaGold Warrants	6,088,262	11,996
Issued on exercise of NovaGold Arrangement Options	1,184	11
Balance – end of period	52,771,101	104,208
Contributed surplus
Balance – beginning of period		12,180
Vesting of NovaGold Performance and Deferred Share Units		(33)
Exercise of NovaGold Warrants		(11,996)
Balance – end of period		151
Contributed surplus – stock-based compensation
Balance – beginning of period		12,703
Stock-based compensation		3,310
Exercise of NovaGold Arrangement Options		(11)
Balance – end of period		16,002
Contributed surplus – units
Balance – beginning of period		-
Stock-based compensation		1,683
Balance – end of period		1,683
Deficit
Balance – beginning of period		(63,328)
Loss for the period		(12,573)
Balance – end of period		(75,901)
Total shareholders’ equity		46,143

	in thousands of dollars, except share amounts
		May 31, 2012
	Number of shares	Ascribed value
		$
Share capital
Balance – beginning of period	200	27,280
Issued pursuant to Plan of Arrangement	46,577,878	64,496
Issued pursuant to an employment agreement	76,005	316
Issued on NovaGold Arrangement Options	7,162	45
Balance – end of period	46,661,245	92,137
Contributed surplus
Balance – beginning of period		36,281
Funding provided and expenses paid by NovaGold Resources Inc.		43,763
Transfer to share capital on completion of Plan of Arrangement		(64,496)
Transfer to contributed surplus – stock-based compensation		(3,368)
Balance – end of period		12,180
Contributed surplus – stock-based compensation
Balance – beginning of period		-
Transfer from contributed surplus on completion of Plan of Arrangement		3,368
Stock-based compensation		5,494
Exercise of NovaGold Arrangement Options		(45)
Balance – end of period		8,817
Deficit
Balance – beginning of period		(32,310)
Loss for the period		(10,618)
Balance – end of period		(42,928)
Total shareholders’ equity		70,206

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			in thousands of dollars
	For the three months ended		For the six months ended		Cumulative
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	during
	$	$	$	$	exploration
					stage
					$
Cash flows used in operating activities
Loss for the period	(5,947)	(9,753)	(12,573)	(10,618)	(75,901)
Items not affecting cash
Amortization	254	168	504	286	1,576
Accretion	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Issuance of shares as compensation	-	316	-	316	316
Stock-based compensation	2,000	5,494	6,113	5,494	16,637
Unrealized foreign exchange	2	-	(77)	-	(78)
Net change in non-cash working capital
Increase in accounts receivable	(77)	(122)	(13)	(122)	(378)
Increase in deposits and prepaid amounts	(274)	(432)	(228)	(603)	(768)
Increase (decrease) in accounts payable, accrued liabilities and due to related parties	1,148	1,763	(111)	1,374	1,784
	(2,894)	(2,566)	(6,385)	(3,873)	(54,275)
Cash flows from financing activities
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	40,000	-	40,000	40,000
Funding provided and expenses paid by NovaGold	-	2,161	-	3,763	61,256
Repayment of notes payable	-	-	-	-	(24,000)
	-	42,161	-	43,763	77,256
Cash flows used in investing activities
Acquisition of plant & equipment	(158)	(1,195)	(172)	(1,195)	(3,178)
Expenditures on mineral properties	-	-	-	-	(4,116)
	(158)	(1,195)	(172)	(1,195)	(7,294)
Increase (decrease) in cash and cash equivalents	(3,052)	38,400	(6,557)	38,695	15,687
Cash and cash equivalents – beginning of period	18,739	296	22,244	1	-
Cash and cash equivalents – end of period	15,687	38,696	15,687	38,696	15,687

Nature of operations, liquidity, structure and plan of arrangement (note 1)

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

1      Nature of operations, liquidity, structure and plan of arrangement

NovaCopper Inc. (“NovaCopper” or the “Company”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America.

Structure and plan of arrangement

The Ambler lands are comprised of the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within a 65 kilometer long volcanogenic massive sulfide belt. On January 11, 2010, Alaska Gold Company (“AGC”), at the time a wholly owned subsidiary of NovaGold Resources Inc. (“NovaGold”), purchased 100% of the Ambler lands for consideration of $29 million. The Ambler lands were acquired on October 17, 2011 by NovaCopper US Inc. (“NovaCopper US”) through a purchase and sale agreement with AGC. On October 24, 2011, NovaGold transferred its ownership of NovaCopper US to NovaCopper, then a wholly owned subsidiary of NovaGold, in exchange for 100 shares of NovaCopper, with an ascribed value of $27.3 million (note 8).

On October 19, 2011, NovaCopper US acquired the exclusive right to explore the Bornite lands and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act (“ANCSA”) located adjacent to the Ambler lands to create the Upper Kobuk Mineral Projects (“UKMP Projects”).

Where applicable, these consolidated financial statements reflect the balance sheets, statements of loss, comprehensive loss and deficit and cash flows of the Arctic Project as if NovaCopper had been an independent operation from inception. The statements of loss, comprehensive loss and deficit for the three and six months ended May 31, 2012 include direct general and administrative and exploration costs of the Arctic Project and an allocation of NovaGold’s general and administrative costs incurred. NovaGold has historically provided corporate services to the Arctic Project, including executive oversight, information technology, technical expertise, accounting, tax, treasury, human resources and other services. The allocation of general and administrative costs to the Arctic Project was calculated on the basis of time committed by NovaGold staff to AGC and the ratio of expenses incurred on the Arctic Project in the period presented as compared to all costs incurred by AGC in the respective period.

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

Liquidity

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2013, the Company had consolidated cash of $15.7 million and working capital of $14.1 million. Based on anticipated but not committed expenditures on its projects, the Company is likely to require financing within the next twelve months. Future financings are anticipated through debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

2      Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper Inc. and its wholly-owned subsidiary, NovaCopper US Inc. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on July 8, 2013.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of May 31, 2013, our results of operations for the three and six months ended May 31, 2013 and May 31, 2012, and our cash flows for the three and six months ended May 31, 2013 and May 31, 2012. The results of operations for the three and six months ended May 31, 2013 are not necessarily indicative of the results to be expected for the year ending November 30, 2013.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2013. Accounting policies are followed consistently with the accounting policies disclosed in our Annual Report on Form 10-K with the exception of the following additions or changes noted.

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

Compensation expense for restricted share units and deferred share units granted to employees and directors, respectively, is determined based on estimated fair values of the units at the time of grant using quoted market prices or at the time the units qualify for equity classification under ASC 718. The cost is recognized using the graded attribution method over the vesting period of the respective units. The expense relating to the fair value of the units is included in expenses and is credited to other liabilities or contributed surplus based on the unit plan’s classification. Units may be settled in either i) cash or ii) shares issued from treasury, at the Company’s election at the time of vesting.

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

3      Plant and equipment

	in thousands of dollars
			May 31, 2013
		Accumulated
	Cost	amortization	Net
	$	$	$
BC, Canada
Furniture and equipment	41	(1)	40
Leasehold improvements	30	(1)	29
Computer hardware and software	77	(4)	73
Alaska, USA
Machinery and equipment	2,832	(1,479)	1,353
Vehicles	224	(107)	117
Computer hardware and software	31	(28)	3
	3,235	(1,620)	1,615

	in thousands of dollars
			November 30, 2012
		Accumulated
	Cost	amortization	Net
Alaska, USA	$	$	$

Machinery and equipment	2,831	(1,007)	1,824
Vehicles	201	(81)	120
Computer hardware and software	31	(28)	3
	3,063	(1,116)	1,947

4      Mineral properties and development costs

	in thousands of dollars
	November 30, 2012	Acquisition costs	May 31, 2013
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

	in thousands of dollars
	November 30, 2011	Acquisition costs	November 30, 2012
Alaska, USA	$	$	$
Ambler (a)	26,547	39	26,586
Bornite (b)	4,000	-	4,000
	30,547	39	30,586

(a)	Ambler

On January 11, 2010, NovaGold, through a wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt. As consideration, NovaGold, issued 931,098 shares with a fair value of $5.0 million and agreed to make cash payments to the vendor of $12.0 million each in January 2011 and January 2012, respectively, for total consideration of $29.0 million. The fair value of these cash payments were $11.1 million and $10.3 million, respectively, at the transaction date valued using a discount rate of approximately 8%. The January 2011 payment was made by NovaGold on January 7, 2011 and the January 2012 payment was made by NovaGold in advance on August 5, 2011. Total fair value of the consideration was $26.5 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the owner of the property can purchase at any time for a one-time payment of $10.0 million.

Prior to the acquisition in 2010, NovaGold held an option to earn a 51% interest in the property which was terminated upon entering into the purchase and sale agreement.

As discussed in note 1, the property was acquired on October 17, 2011 by NovaCopper US through a reorganization by NovaGold.

(b)	Bornite

On October 19, 2011, NovaCopper US acquired the exclusive right to explore and the non-exclusive right to access and entry on the Bornite lands and lands deeded to NANA through the ANCSA, located adjacent to the Ambler lands in Northwest Alaska. As consideration, NovaCopper US paid $4 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects through an Exploration Agreement and Option to Lease with NANA. Upon the decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the percent which is determined by the classification of land from which production originates.

(c)	Mineral properties expense

The following table summarizes mineral properties expense for the three months and six months ended May 31, 2013 and 2012.

	in thousands of dollars
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
	$	$	$	$
Community	28	73	43	93
Drilling	400	378	400	378
Engineering	620	103	750	282
Environmental	27	44	27	68
Geochemistry and geophysics	18	13	67	47
Land and permitting	74	4	192	18
Project support	588	1,086	680	1,126
Wages and benefits	476	720	874	1,046
Mineral property expense	2,231	2,421	3,033	3,058

Indirect project support expenses consist of expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to May 31, 2013 is $45.4 million.

5      Accounts payable and accrued liabilities

	in thousands of dollars
	May 31, 2013	November 30, 2012
	$	$
Trade accounts payable	215	207
Accrued liabilities	1,464	659
Accrued salaries and vacation	122	980
Accounts payable and accrued liabilities	1,801	1,846

6      Related parties

Expenses to April 30, 2012 were funded by NovaGold and its subsidiaries. NovaGold is a company with directors in common. During the six months ended May 31, 2013, NovaGold and its subsidiaries provided management and office services totaling $153,000 to the Company, including rent and office expenses pursuant to a Services Agreement. The Services Agreement terminated on May 1, 2013.

During the six months ended May 31, 2013, the Company provided exploration and management services in the amount of $83,000 to NovaGold under the Services Agreement.

The Company had accounts receivable of $34,000 at May 31, 2013 due from NovaGold. The Company had payables of $61,000 at May 31, 2013 and $127,000 at November 30, 2012 due to NovaGold.

7      Other liabilities

On November 29, 2012, the Board of Directors approved a Restricted Share Unit Plan (“RSU Plan”) to provide long-term incentives to employees. The RSU Plan may be settled in cash or common shares, at the Company’s election with each Restricted Share Unit (“RSU”) entitling the holder to receive one common share.

Under Accounting Standards Codification (“ASC”) 718, the units are measured at fair value at the time of grant and recognized over the service period as stock-based compensation expense using the graded attribution method. The RSU Plan allows for the units to be settled in cash or common shares, at the Company’s election. At the current time, the Company is restricted from delivering common shares in full to officers as a result of the insider participation limit under the RSU Plan and therefore may settle with a combination of cash and shares. As such, the Company recognizes units granted to officers under the RSU plans as a liability, marked-to-market at each period end until the time of vesting.

On December 5, 2012, 1,000,000 RSUs were granted to officers vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014.

A summary of the Company’s unit plans and changes during the period ended is as follows:

May 31, 2013
Number of RSUs
Balance – beginning of period	-
Granted	1,000,000
Balance – end of period	1,000,000

The fair value of the units recognized in the period has been estimated using the quoted market price of the Company’s shares at period end.

For the six months ended May 31, 2013, NovaCopper recognized a stock-based compensation charge of $1.0 million for RSUs granted to officers. The RSUs vesting on June 5, 2013 and December 5, 2013 are classified as a current liability of $0.9 million and the RSUs vesting on December 5, 2014 are classified as a long-term liability of $0.1 million. On June 5, 2013, 333,333 RSUs vested to officers and were settled through the issuance of 150,000 common shares and $0.3 million in cash.

8      Share capital

Authorized:
     unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2011	200	27,280
Issued pursuant to Plan of Arrangement	46,577,878	64,496
Issued pursuant to employment agreement	76,005	316
Issued on exercise of NovaGold Arrangement Options	10,986	76
November 30, 2012	46,665,069	92,168
Issued on vesting of NovaGold Performance and Deferred Share Units	16,586	33
Issued on exercise of NovaGold Warrants	6,088,262	11,996
Issued on exercise of NovaGold Arrangement Options	1,184	11
May 31, 2013 – issued and outstanding	52,771,101	104,208

On March 28, 2012, the shareholders of NovaGold approved the Plan of Arrangement under which NovaGold would distribute its interest in NovaCopper to its shareholders on the basis that each shareholder would receive one share in NovaCopper for every six shares of NovaGold held on the record date. As part of the Plan of Arrangement, the Company split its then issued and outstanding shares into 46,578,078 common shares. On April 30, 2012 (the “Effective Date”), the Plan of Arrangement became effective and the Company distributed a total of 46,578,078 common shares, including the 200 shares held by NovaGold, to shareholders of record of NovaGold as at the close of business on April 27, 2012. The value of $64.5 million attributed to the common shares distributed on the spin-out is the historical value expended by NovaGold on the Upper Kobuk Mineral Projects.

Under the Plan of Arrangement, NovaCopper committed to issue up to 6,181,352 common shares to satisfy holders of NovaGold warrants (“NovaGold Warrants”), performance share units (“NovaGold PSUs”) and deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012 on the same basis as NovaGold shareholders under the Plan of Arrangement. When a warrant is exercised or a unit becomes vested, NovaCopper has committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. An amount of $12.2 million was recorded in contributed surplus representing a pro-rated amount of the historical NovaGold investment based on the fully diluted number of common shares at the time the Arrangement became effective.

The Company issued 16,586 common shares in settlement of NovaGold PSUs and NovaGold DSUs which vested during the period ended May 31, 2013. The Company issued 6,088,262 common shares upon the exercise of NovaGold warrants by various holders during the period. The Company received no proceeds from the vesting and exercise of these instruments. $12.0 million was reclassified to share capital to reflect the issuance of common shares for these instruments.

As of May 31, 2013, 100,000 NovaGold PSUs of which the NovaGold shares that may be issued vary between 0% and 150% of the number of NovaGold PSUs granted, and 20,685 NovaGold DSUs are outstanding.

(a)    Stock options

During the six month period ended May 31, 2013, 35,000 options at a weighted average fair value of $0.72 were granted to new employees exercisable for a period of five years with various vesting terms between one and two years.

The fair value of the stock options recognized in the period has been estimated using an option pricing model. Assumptions used in the pricing model for the period are as provided below.

Six months ended
May 31, 2013
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

For the six month period ended May 31, 2013, NovaCopper recognized a stock-based compensation charge of $3.3 million for options granted to directors, employees and services providers, net of forfeitures.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

		May 31, 2013
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	6,064,994	2.98
Granted	35,000	1.91
Forfeited	(159,998)	3.00
Balance – end of period	5,939,996	2.97

The following table summarizes information about the stock options outstanding at May 31, 2013.

	Stock options - outstanding			Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 1.71 to $ 2.99	135,000	4.28	1.76	6,666	1.90
$ 3.00 to $ 3.99	5,804,996	3.93	3.00	4,564,988	3.00
	5,939,996	3.93	2.97	4,571,654	3.00

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

For the six month period ended May 31, 2013, NovaCopper recognized a stock-based compensation charge of $0.05 million for NovaGold Arrangement Options, net of forfeitures.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		May 31, 2013
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	2,076,541	4.05
Exercised	(3,822)	1.26
Expired	(67,582)	1.85
Forfeited	(60,958)	4.68
Balance – end of period	1,944,179	4.11

The following table summarizes information about the NovaGold Arrangement Options outstanding at May 31, 2013.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 0.52 to $ 1.99	277,827	0.56	1.13	277,827	1.13
$ 2.00 to $ 3.99	751,909	1.24	2.98	751,909	2.98
$ 4.00 to $ 5.99	603,405	3.42	5.19	455,757	5.26
$ 6.00 to $ 7.99	286,039	2.62	7.30	283,260	7.31
$ 8.00 to $ 8.48	24,999	4.05	8.39	24,999	8.39
	1,944,179	2.06	4.11	1,793,752	4.03

(c) Restricted Share Units and Deferred Share Units

On November 29, 2012, the Board of Directors approved a Restricted Share Unit Plan (“RSU Plan”) and a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees, officers and directors. The RSU and DSU Plans may be settled in cash or common shares at the Company’s election with each Restricted Share Unit (“RSU”) and Deferred Share Unit (“DSU”) entitling the holder to receive one common share.

Under Accounting Standards Codification (“ASC”) 718, the units are measured at fair value at the time of grant and recognized over the service period as stock-based compensation expense using the graded attribution method. The RSU and DSU Plans allow for the units to be settled in cash or common shares at the Company’s election. Prior to the Company’s Annual General Meeting on May 21, 2013, the Company did not have the ability to deliver common shares under the plans. Accordingly, the RSU and DSU plans were initially recognized as a liability and marked-to-market at each period end until the time of vesting. On May 21, 2013, the Company received shareholder approval to deliver common shares from treasury under the plans. As described in Note 7, due to the RSU Plan’s insider participation limits, the Company does not have the ability to deliver shares to officers to fully satisfy its obligations and therefore, the RSUs granted to officers are classified as a liability until the Company has the unrestricted ability to deliver shares. It has been determined that the units granted to employees under the RSU plan and directors under the DSU plan are equity-classified share compensation arrangement. The plans were reclassified based on the fair value at May 21, 2013.

On December 5, 2012, 295,500 RSUs were granted to employees vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014. 750,000 DSUs were granted to directors vested immediately to be paid out at the time of retirement from NovaCopper.

A summary of the Company’s unit plans and changes during the period ended is as follows:

		May 31, 2013
	Number of RSUs	Number of DSUs
Balance – beginning of period	-	-
Granted	295,500	750,000
Forfeited	(12,000)	-
Balance – end of period	283,500	750,000

The fair value of the units recognized in the period has been estimated using the quoted market price of the Company’s shares at each period end up to May 21, 2013. The amount recorded to contributed surplus is the fair value at the date of reclassification.

For the six month period ended May 31, 2013, NovaCopper recognized a stock-based compensation charge of $1.7 million for units granted to directors ($1.4 million) and employees ($0.3 million), net of forfeitures. On June 5, 2013, 94,496 RSUs vested to employees and were settled through issuance of 94,496 common shares.

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

(a)    Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CDN$253,000, accounts receivable of CDN$35,000 and accounts payable of CDN$534,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $22,000.

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

Contractually obligated undiscounted cash flow requirements as at May 31, 2013 are as follows.

	in thousands of dollars
	Total	< 1 Year	1–2 Years	3–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,801	1,801	-	-	-
Due to related parties	61	61	-	-	-
Office lease	739	86	368	285	-
	2,601	1,948	368	285	-

(d)    Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

11    Commitments

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at May 31, 2013 are approximately as follows.

in thousands of dollars
May 31, 2013
$
2013	86
2014	179
2015	189
2016	200
2017	85
Total	739

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary notes

Forward-looking statements

The information discussed in this quarterly report on Form 10-Q contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Reserve and resource estimates

The information discussed in this quarterly report on Form 10-Q has been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of U.S. securities laws. Unless otherwise indicated, all resource and reserve estimates included in this quarterly report on Form 10-Q have been prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy, and Petroleum Definition Standards on Mineral Resources and Mineral Reserves. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Canadian standards, including NI 43-101, differ significantly from the requirements of the SEC, and resource and reserve information contained herein may not be comparable to similar information disclosed by U.S. companies. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserves”. Under U.S. standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable with information made public by companies that report in accordance with U.S. standards.

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated July 8, 2013 and provides an analysis of NovaCopper’s unaudited interim consolidated financial results for the quarter ended May 31, 2013 compared to the quarter ended May 31, 2012.

The following information should be read in conjunction with our May 31, 2013 unaudited interim consolidated financial statements and related notes which were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The MD&A should also be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended November 30, 2012. A summary of our accounting policies are outlined in note 2 of the audited consolidated financial statements and the unaudited interim consolidated financial statements. All amounts are in United States dollars unless otherwise stated.

Scott Petsel, P.Geo., an employee, Upper Kobuk Mineral Projects Manager, and a qualified person under National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), has approved the scientific and technical information in this MD&A.

NovaCopper’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE-MKT under the symbol “NCQ”. Additional information related to NovaCopper, including NovaCopper’s Annual Report filed on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

NovaCopper is a base metals exploration company focused on exploring and developing the Ambler mining district located in Alaska, U.S.A. NovaCopper conducts its operations through a wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”). Our Upper Kobuk Mineral Projects or UKMP Projects consist of the 100% owned Ambler lands which hosts the Arctic copper-zinc-lead-gold-silver Project and the Bornite carbonate-hosted copper Project located on the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a Regional Alaska Native Corporation.

NovaCopper was formed in 2011 by NovaGold Resources Inc. (“NovaGold”) to hold the UKMP Projects, and was spun-out to shareholders by NovaGold through a Plan of Arrangement effective April 30, 2012. NovaGold shareholders received one NovaCopper common share for every six common shares of NovaGold held on the effective date.

Current activities

NovaCopper opened its 2013 UKMP Projects exploration field season on May 1st and operated all four diamond core drills throughout the month. The 2013 exploration program is focused on the Ruby Creek and South Reef zones of the Bornite Project and is aimed at expanding resources identified in the 2013 Bornite technical report released in February 2013. As of June 30, 2013, 6,441 metres of drilling has been completed representing approximately 86% of the planned 7,500 metre drill program. We are also continuing to focus efforts on community relations and workforce development strategies, working closely with NANA on these efforts.

On April 30, 2013, NovaCopper announced it has signed a Memorandum of Understanding ("MOU") with the Alaska Industrial Development Export Authority ("AIDEA") to investigate the viability of permitting and constructing an industrial access road to the Ambler mining district and the UKMP Projects. The MOU formalizes the roles of each party as they relate to advancing the Ambler Mining District Industrial Access Road ("AMDIAR"), which AIDEA is expected to commence permitting later in 2013, and developing one or more mines at the UKMP. The MOU also allows AIDEA to investigate various ways to fund the construction and maintenance of the AMDIAR. Although no specific terms have yet been discussed on payment for usage of the AMDIAR, the arrangement that AIDEA entered into with Cominco Ltd. (now Teck Resources Ltd.) in 1986 for construction of the Red Dog Road and Port Facility may serve as a general template for a final financing agreement. This MOU is non-exclusive, meaning that other mining and exploration companies or other industrial users may also work in cooperation with AIDEA to support development of the AMDIAR by signing their own MOUs.

We are continuing to work on a new preliminary economic assessment study for an open pit scenario at the Arctic deposit which we expect to be completed during the summer of 2013.

Corporate developments

Annual general meeting

On May 21, 2013, NovaCopper held its first annual general meeting of shareholders. The shareholders’ overwhelmingly voted for the election of the directors proposed for nomination in the management proxy circular, being: Mr. Tony Giardini, Dr. Thomas Kaplan, Mr. Terry Krepiakevich, Mr. Gregory Lang, Mr. Igor Levental, Mr. Kalidas Madhavpeddi, Mr. Gerald McConnell, Mr. Clynton Nauman, Ms. Janice Stairs, Mr. Walter Segsworth, and Mr. Rick Van Nieuwenhuyse.

The shareholders also voted in favour of other items of business including the approval of shares to be issued from treasury in settlement of the Restricted Share Unit Plan (“RSU Plan”) and Non-Executive Directors Deferred Share Unit Plan (“DSU Plan”) and the non-binding advisory vote on executive compensation.

Property review

NovaCopper’s principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise a total of approximately 352,900 acres (142,831 hectares) consisting of the Ambler and Bornite lands.

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

On January 11, 2010, NovaGold purchased 100% of the Ambler lands. As consideration, NovaGold issued 931,098 common shares with a fair value of $5.0 million and agreed to make cash payments to the vendor of $12.0 million each in January 2011 and January 2012, respectively, for total consideration of $29.0 million. The January 2011 payment was made by NovaGold on January 7, 2011 and the January 2012 payment was made in advance by NovaGold on August 5, 2011. Total fair value of the consideration was $26.5 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the owner of the property can purchase at any time for a one-time payment of $10.0 million.

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

Bornite Project

On October 19, 2011, NovaCopper US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease (the “NANA Agreement”), NovaCopper US acquired the exclusive right to explore the Bornite property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project. Both projects are included as part of a larger area of interest set forth in the NANA agreement.

As consideration, NovaCopper paid $4.0 million upon signing the agreement and gave NANA the right to appoint a member to NovaCopper’s Board of Directors within a five year period following our public listing on a stock exchange. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable based on the elected percentage purchased and the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share. The completion of the agreement with NANA creates a total land package incorporating NovaCopper’s Ambler lands with the adjacent Bornite and ANCSA lands for a total of approximately 352,900 acres (142,831 hectares).

NANA would also be granted a net smelter return royalty between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount which is determined by the portion of land from which production originates.

We have accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed.

Summary of results

			in thousands of dollars,
			except for per share amounts
Selected financial results	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
	$	$	$	$
Amortization	254	168	504	286
General and administrative	616	727	1,164	752
Mineral properties expense	2,231	2,421	3,033	3,058
Professional fees	211	143	510	144
Salaries	602	738	1,150	822
Salaries – stock-based compensation	2,000	5,494	6,113	5,494
Loss and comprehensive loss for the period	5,947	9,753	12,573	10,618
Basic and diluted loss per common share	$0.11	$0.21	$0.26	$0.23

For the six month period ended May 31, 2013, NovaCopper reported a net loss of $12.6 million (or $0.26 basic and diluted loss per common share) compared to a net loss of $10.6 million for the corresponding period in 2012 (or $0.23 basic and diluted loss per common share). This variance was primarily due to an increase in the non-cash stock-based compensation charge to $6.1 million compared to $5.5 million in 2012 as a result of grants under the restricted share unit and deferred share unit plans implemented in 2013. The remainder of the variance resulted from increases in professional fees, general and administrative expenses, amortization, and salaries all related to operating as a separate entity from NovaGold in 2013. In 2012, a significant portion of these expenses were shared with or borne by NovaGold prior to the completion of the spin-out on April 30, 2012. The comparative period in 2012 only included corporate stand-alone expenses for a one-month period for general and administrative, professional fees, corporate development and salaries.

Total stock-based compensation expense recognized for the period was $6.1 million which included $3.3 million for options granted under the NovaCopper stock option plan, $0.05 million for NovaGold arrangement options from the spin-out, and $2.8 million for RSUs and DSUs granted to employees and directors. As NovaCopper was not a publicly traded entity prior to April 30, 2012, the stock-based compensation charge only related to one month in the comparable period in 2012. Further, as a result of becoming a separate public company, expenses were incurred relating to general and administrative expenses of $1.2 million and salaries of $1.1 million increased over the comparable expenses in 2012 totaling $1.6 million. Expenses to April 30, 2012, the date of completion of the spin-out, were funded by NovaGold and its subsidiaries.

For the six month period ended May 31, 2013, NovaCopper reported mineral property expenses of $3.0 million compared to $3.1 million for the corresponding period in 2012. Similar types of expenses were incurred consisting of drilling, project support expenses, and personnel for the start-up of the field season in May 2013. Project support and personnel costs were lower for the period in 2013 than 2012 due to a smaller field season program. Engineering expenses of $0.8 million were incurred in the period relating to the Arctic deposit preliminary economic assessment under an open-pit scenario as well as internal studies. This is significantly higher than $0.3 million incurred in the six months ended May 31, 2012.

For the three month period ended May 31, 2013, we reported a net loss of $5.9 million (or $0.11 basic and diluted loss per common share), a reduction from the net loss of $9.8 million for the corresponding period in 2012 (or $0.21 based and diluted loss per common share). The significant reduction in expenses from 2012 is a charge of $2.0 million in stock-based compensation in 2013 compared to $5.5 million in 2012. The expense in 2012 had a significant impact on the second quarter results due to the public listing during the period. Prior to April 30, 2012, no expense was recognized as we were not yet public.

For the three month period ended May 31, 2013, NovaCopper reported mineral property expenses of $2.2 million compared to $2.4 million for the corresponding period in 2012. Similar types of expenses were incurred mainly consisting of drilling and project support expenses for the first month of field season. 2013 also included $0.6 million of engineering expenses mainly related to further studies on the Arctic deposit (2012 - $0.1 million).

Selected financial data

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

	in thousands of dollars,
	except per share amounts
	Q2 2013	Q1 2013	Q4 2012	Q3 2012	Q2 2012	Q1 2012	Q4 2011	Q3 2011
	05/31/13	02/28/13	11/30/12	08/31/12	05/31/12	02/29/12	11/30/11	8/31/11
	$	$	$	$	$	$	$	$
Interest and other income	9	14	16	19	10	-	-	-
Mineral property expenses	2,231	802	3,130	9,139	2,421	637	233	5,589
Loss for the period	(5,947)	(6,626)	(7,841)	(12,559)	(9,753)	(865)	(1,653)	(6,285)
Loss per common share – basic and diluted	(0.11)	(0.13)	(0.17)	(0.27)	(0.21)	(0.02)	(0.05)	(0.27)

Factors that can cause fluctuations in NovaCopper’s quarterly results include the length of the exploration field season at the properties, timing of property acquisition payments, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the incorporation of NovaCopper and completion of the spin-out in April 2012. Prior to April 2011, NovaCopper had no shares outstanding as it was not yet incorporated. As a result of the spin-out, the loss per common share has been restated as if the distribution of common shares occurred at inception.

During the third quarter of 2011, we had mineral property expenses of $5.6 million as the full quarter was during the exploration field season and accretion expense of $0.5 million due to an early payment of amounts owing on the Ambler land acquisition. During the fourth quarter of 2011, NovaCopper incurred $1.3 million in general and administrative expenses as a result of general expenses that were incurred as part of NovaCopper incurring management fees from NovaGold. During the first quarter of 2012, we recorded mineral property expenses of $0.6 million in preparation activities for field season and ongoing engineering studies. During the second quarter of 2012, NovaCopper had stock-based compensation expense of $5.5 million, $0.7 million for general and administrative and $0.7 million for salaries expense recorded as a result of the completion of the spin-out from NovaGold. During the third quarter of 2012, mineral property expenses of $9.1 million were recorded as a larger exploration program was conducted than in previous years during which the third quarter encompasses the majority of the field season. Additionally, stock-based compensation expense of $2.0 million was recognized due to the vesting of previously granted stock options. During the fourth quarter of 2012, mineral property expenses of $3.1 million were recorded for the end of the 2012 field season. Stock-based compensation expense of $1.9 million was also recognized due to the vesting of previously granted stock options. During the first quarter of 2013, we incurred expenses of $4.1 million in stock-based compensation expense due to the vesting of previously granted stock options and the granting of RSUs and DSUs. We also recognized mineral property expenses of $0.8 million in preparation activities for the field season and ongoing engineering studies. During the second quarter of 2013, we incurred mineral property expenses of $2.2 million consisting of the start-up of the field season in May and continuation of engineering studies. We also incurred expenses of $2.0 million in stock-based compensation expense due to the expense being recorded evenly over the vesting period of previously granted stock options and RSUs.

Our properties are not yet in production; consequently, we believes that its losses (and consequent losses per common share) is not a primary concern to investors in NovaCopper.

Liquidity and capital resources

At May 31, 2013, NovaCopper had $15.7 million in cash and cash equivalents. We were on budget for the first half of our fiscal year end and expended $6.4 million on operating activities during the six month period ended May 31, 2013, compared with expenditures of $3.9 million for operating activities for the same period in 2012. Cash spent on operating activities in 2013 was mainly expended on mineral property expenses, general and administrative expenses, and salaries. A majority of cash spent on operating activities in the six month period ended May 31, 2012 was expended on mineral property expenses. Our exploration budget for the remainder of the year is $6.8 million which we anticipate will be mainly spent during the summer months. As our exploration program is seasonal in nature, we do not anticipate significant exploration expenditures in the fall and winter.

During the period ended May 31, 2013, no cash from financing activities was generated compared with $43.8 million in the same period in 2012. As part of the spin-out of the Company by NovaGold on April 30, 2012 under the Plan of Arrangement, we received funding from NovaGold of $40.0 million. Funding of $3.8 million was also received from NovaGold for operating expenses incurred for the period ended May 31, 2012. There are no comparative amounts of funding for the 2013 period.

During the period ended May 31, 2013, we expended $0.2 million on investing activities including the purchase of a truck and equipment for camp operations, leasehold improvements, furniture and equipment, and computer hardware and software associated with the set-up of the Vancouver office in May 2013. In the comparable 2012 period, we expended $1.2 million on equipment for camp operations including a significant capital purchase program to facilitate road work.

We do not currently generate operating cash flows. At May 31, 2013, we had cash and cash equivalents of $15.7 million and working capital of $14.1 million. At present, we believe that the current cash and cash equivalent balances as of May 31, 2013 are sufficient to cover the anticipated expenditures on exploration activities and general and administrative costs for 2013. Additional capital will be necessary to conduct additional exploration drilling and engineering studies on our properties to advance our projects to a positive production decision. To continue to advance our projects, we are likely to require financing within the next twelve months. Future financings are anticipated through debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favourable to the Company, or at all, or to generate cash flows.

Contractual obligations

Contractually obligated undiscounted cash flow requirements as at May 31, 2013 are as follows.

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–2 Years	3–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,801	1,801	-	-	-
Due to related parties (a)	61	61	-	-	-
Office lease	739	86	368	285	-
Total	2,601	1,948	368	285	-

(a) Amounts due to related parties consist of current accounts payable owing to NovaGold under the Services Agreement.

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at May 31, 2013 are approximately as follows.

in thousands of dollars
May 31, 2013
$
2013	86
2014	179
2015	189
2016	200
2017	85
Total	739

Off-balance sheet arrangements

The Company has no material off-balance sheet arrangements.

Outstanding share data

At July 8, 2013, NovaCopper had 53,015,597 common shares issued and outstanding. At July 8, 2013, NovaCopper had 5,908,330 stock options with a weighted-average exercise price of $2.91, 1,936,002 NovaGold arrangement options with a weighted-average exercise price of $4.02, and 851,667 RSUs and 750,000 DSUs outstanding.

Related party transactions

Expenses to April 30, 2012 were funded by NovaGold and its subsidiaries. NovaGold is a company with directors in common. During the six months ended May 31, 2013, NovaGold and its subsidiaries provided management and office services totaling $153,000 to NovaCopper, including rental of office space pursuant to a Services Agreement.

During the six months ended May 31, 2013, we provided exploration and management services in the amount of $83,000 to NovaGold under the Services Agreement. The Services Agreement terminated on May 1, 2013.

The Company had accounts receivable of $34,000 at May 31, 2013 due from NovaGold. The Company had payables of $61,000 at May 31, 2013 and $127,000 at November 30, 2012 due to NovaGold.

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

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, proven and probable reserves and other mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect Management’s estimate.

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

Compensation expense for restricted share units and deferred share units granted to employees and directors, respectively, is determined based on estimated fair values of the units at the time of grant using quoted market prices or at the time the units qualify for equity classification under ASC 718. The cost is recognized using the graded attribution method over the vesting period of the respective units. The expense relating to the fair value of the units is included in expenses and is credited to other liabilities or contributed surplus based on the unit plan’s classification. Units may be settled in either i) cash or ii) shares issued from treasury, at the Company’s election at the time of vesting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

(a) Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CDN$253,000, accounts receivable of CDN$35,000 and accounts payable of CDN$534,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss would change by approximately $22,000.

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

(c) Liquidity risk

Liquidity risk is the risk that NovaCopper will encounter difficulties raising funds to meet its financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage our liquidity risk through the management of its capital structure and financial leverage. We do expect, based on anticipated but not committed expenditures on its projects, we are likely to require financing within the next twelve to eighteen months. Future financings are expected to be obtained through debt financing, equity financing, convertible debt, exercise of options, or other means. Continued operations are dependent on its ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled “Liquidity and capital resources”.

(d) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which are highly liquid which limits the risk of loss due to interest rate changes to $nil.

(e) Price risk

The Company is exposed to price risk with respect to commodity prices as future profitability and long-term viability will depend, in large parts, on the price of copper, zinc, lead, gold and silver. The market prices for such metals are volatile and subject to numerous factors beyond Management’s control. Management closely monitors commodity prices to determine the appropriate course of action to be taken. The Company does not have any hedging or other commodity-based risks respecting its operations.

As the Company is currently in the exploration phase none of its financial instruments are exposed to commodity price risk; however, the Company’s ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2013. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: July 9, 2013	NOVACOPPER INC.

By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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