Form 10-Q
period 2013-08-31
NovaCopper Inc.
filed 2013-10-09
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2013

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
Yes [   ]     No [X]

As of October 7, 2013, the registrant had 53,066,656 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
(unaudited)

		in thousands of dollars

	August 31, 2013	November 30, 2012
	$	$
Assets
Current assets
Cash and cash equivalents	9,440	22,244
Accounts receivable	312	365
Deposits and prepaid amounts	554	554
	10,306	23,163

Plant and equipment (note 3)	1,410	1,947
Mineral properties and development costs (note 4)	30,586	30,586
	42,302	55,696
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,578	1,846
Due to related parties (note 6)	-	127
Other liabilities (note 7)	479	-
	2,057	1,973

Other liabilities (note 7)	235	-
	2,292	1,973
Shareholders’ equity
Share capital (note 8) – unlimited common shares authorized, no par value
Issued – 53,015,597 (2012 – 46,665,069)	104,651	92,168
Contributed surplus (note 8)	152	12,180
Contributed surplus – stock-based compensation (note 8(a,b))	16,426	12,703
Contributed surplus – units (note 8(c))	1,571	-
Deficit accumulated during the exploration stage	(82,790)	(63,328)
	40,010	53,723
	42,302	55,696

Nature of operations, liquidity, structure and plan of arrangement (note 1)
Commitments (note 8, 11)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Terry Krepiakevich, Director

(See accompanying notes to the interim consolidated financial statements)

Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

	in thousands of dollars, except share and per share amounts
	For the three months ended		For the nine months ended		Cumulative
					during
	August 31,	August 31,	August 31,	August 31,	exploration
	2013	2012	2013	2012	stage
	$	$	$	$	$
Expenses
Amortization	266	235	770	521	1,822
Corporate development	55	93	195	150	574
Foreign exchange loss (gain)	38	(16)	20	(2)	30
General and administrative	290	778	1,454	1,530	5,859
Mineral properties expense	4,727	9,139	7,760	12,197	50,123
(note 4(c))
Professional fees	109	46	619	190	1,375
Salaries	663	316	1,813	1,139	4,273
Salaries – stock-based compensation (note 8(a,b,c))	755	1,987	6,868	7,481	16,279
Total expenses	6,903	12,578	19,499	23,206	80,335
Other items
Accretion expense	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Interest and other income	(13)	(19)	(37)	(29)	(82)
Loss and comprehensive loss for the period	6,890	12,559	19,462	23,177	82,790
Basic and diluted loss per common share	$0.13	$0.27	$0.37	$0.50
Weighted average number of common shares outstanding	53,002,309	46,663,290	52,132,313	46,627,235

Nature of operations, liquidity, structure and plan of arrangement (note 1)

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended
(unaudited)

	in thousands of dollars, except share amounts
		August 31, 2013
	Number of shares	Ascribed value
		$
Share capital
Balance – beginning of period	46,665,069	92,168
Issued on vesting of Restricted Share Units	244,496	444
Issued on vesting of NovaGold Performance and Deferred Share Units	16,586	32
Issued on exercise of NovaGold Warrants	6,088,262	11,996
Issued on exercise of NovaGold Arrangement Options	1,184	11
Balance – end of period	53,015,597	104,651
Contributed surplus
Balance – beginning of period		12,180
Vesting of NovaGold Performance and Deferred Share Units		(32)
Exercise of NovaGold Warrants		(11,996)
Balance – end of period		152
Contributed surplus – stock-based compensation
Balance – beginning of period		12,703
Stock-based compensation		3,734
Exercise of NovaGold Arrangement Options		(11)
Balance – end of period		16,426
Contributed surplus – units
Balance – beginning of period		-
Restricted Share Units reclassified from liability		1,683
Stock-based compensation		61
Vesting of Restricted Share Units		(173)
Balance – end of period		1,571
Deficit
Balance – beginning of period		(63,328)
Loss for the period		(19,462)
Balance – end of period		(82,790)
Total shareholders’ equity		40,010

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended
(unaudited)

	in thousands of dollars, except share amounts
		August 31, 2012
	Number of shares	Ascribed value
		$
Share capital
Balance – beginning of period	200	27,280
Issued pursuant to Plan of Arrangement	46,577,878	64,496
Issued pursuant to an employment agreement	76,005	316
Issued on exercise of NovaGold Arrangement Options	9,485	65
Balance – end of period	46,663,568	92,157
Contributed surplus
Balance – beginning of period		36,281
Funding provided and expenses paid by NovaGold Resources Inc.		43,763
Transfer to share capital on completion of Plan of Arrangement		(64,496)
Transfer to contributed surplus – stock-based compensation		(3,368)
Balance – end of period		12,180
Contributed surplus – stock-based compensation
Balance – beginning of period		-
Transfer from contributed surplus on completion of Plan of Arrangement		3,368
Stock-based compensation		7,482
Exercise of NovaGold Arrangement Options		(65)
Balance – end of period		10,785
Deficit
Balance – beginning of period		(32,310)
Loss for the period		(23,177)
Balance – end of period		(55,487)
Total shareholders’ equity		59,635

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

				in thousands of dollars
	For the three months ended		For the nine months ended		Cumulative
					during
					exploration
	August 31,	August 31,	August 31,	August 31,	stage
	2013	2012	2013	2012	$
	$	$	$	$
Cash flows used in operating activities
Loss for the period	(6,890)	(12,559)	(19,462)	(23,177)	(82,790)
Items not affecting cash
Amortization	266	235	770	521	1,842
Accretion	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Issuance of shares as compensation	-	-	-	316	316
Stock-based compensation	755	1,987	6,868	7,481	17,393
Unrealized foreign exchange	1	-	(76)	-	(77)
Net change in non-cash working capital
Decrease (increase) in accounts receivable	67	(62)	53	(184)	(312)
Decrease (increase) in deposits and prepaid amounts	228	154	-	(449)	(540)
Increase (decrease) in accounts payable, accrued liabilities and due to related parties	(284)	947	(395)	2,321	1,500
	(5,857)	(9,298)	(12,242)	(13,171)	(60,131)
Cash flows from financing activities
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	-	-	40,000	40,000
Funding provided and expenses paid by NovaGold	-	-	-	3,763	61,256
Repayment of notes payable	-	-	-	-	(24,000)
Settlement of Restricted Share Units	(329)	-	(329)	-	(329)
	(329)	-	(329)	43,763	76,927
Cash flows used in investing activities
Acquisition of plant & equipment	(61)	(297)	(233)	(1,492)	(3,240)
Expenditures on mineral properties	-	-	-	-	(4,116)
	(61)	(297)	(233)	(1,492)	(7,356)
Increase (decrease) in cash and cash equivalents	(6,247)	(9,595)	(12,804)	29,100	9,440
Cash and cash equivalents – beginning of period	15,687	38,696	22,244	1	-
Cash and cash equivalents – end of period	9,440	29,101	9,440	29,101	9,440

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

Where applicable, these consolidated financial statements reflect the balance sheets, statements of loss, comprehensive loss and deficit and cash flows of the Arctic Project as if NovaCopper had been an independent operation from inception. The statements of loss, comprehensive loss and deficit for the three and nine months ended August 31, 2012 include direct general and administrative and exploration costs of the Arctic Project and an allocation of NovaGold’s general and administrative costs incurred. NovaGold has historically provided corporate services to the Arctic Project, including executive oversight, information technology, technical expertise, accounting, tax, treasury, human resources and other services. The allocation of general and administrative costs to the Arctic Project was calculated on the basis of time committed by NovaGold staff to AGC and the ratio of expenses incurred on the Arctic Project in the period presented as compared to all costs incurred by AGC in the respective period.

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

Liquidity

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2013, the Company had consolidated cash of $9.4 million and working capital of $8.2 million. Based on anticipated but not committed expenditures on its projects, the Company is likely to require financing within the next twelve months. Future financings are anticipated by way of debt financing, equity financing, convertible debt financing, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

2     Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper Inc. and its wholly-owned subsidiary, NovaCopper US Inc. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 7, 2013.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of August 31, 2013, our results of operations for the three and nine months ended August 31, 2013 and August 31, 2012, and our cash flows for the three and nine months ended August 31, 2013 and August 31, 2012. The results of operations for the three and nine months ended August 31, 2013 are not necessarily indicative of the results to be expected for the year ending November 30, 2013.

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

Compensation expense for restricted share units and deferred share units granted to employees and directors, respectively, is determined based on estimated fair values of the units at the time of grant using quoted market prices or at the time the units qualify for equity classification under ASC 718. The cost is recognized using the graded attribution method over the vesting period of the respective units. The expense relating to the fair value of the units is included in expenses and is credited to other liabilities or contributed surplus based on the unit plan’s classification. Units may be settled in either i) cash and/or ii) shares issued from treasury, at the Company’s election at the time of vesting.

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

3     Plant and equipment

		in thousands of dollars
			August 31, 2013
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(3)	43
Leasehold improvements	32	(3)	29
Computer hardware and software	79	(10)	69
Alaska, USA
Machinery and equipment	2,832	(1,716)	1,116
Vehicles	276	(125)	151
Computer hardware and software	31	(29)	2
	3,296	(1,886)	1,410

		in thousands of dollars
			November 30, 2012
		Accumulated
	Cost	amortization	Net
Alaska, USA	$	$	$

Machinery and equipment	2,831	(1,007)	1,824
Vehicles	201	(81)	120
Computer hardware and software	31	(28)	3
	3,063	(1,116)	1,947

4     Mineral properties and development costs

			in thousands of dollars
	November 30, 2012	Acquisition costs	August 31, 2013
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

			in thousands of dollars
	November 30, 2011	Acquisition costs	November 30, 2012
Alaska, USA	$	$	$
Ambler (a)	26,547	39	26,586
Bornite (b)	4,000	-	4,000
	30,547	39	30,586

(a)	Ambler lands

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

As discussed in note 1, the property was acquired on October 17, 2011 by NovaCopper US through a reorganization by NovaGold.

(b)	Bornite lands

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

The following table summarizes mineral properties expense for the three months and nine months ended August 31, 2013 and 2012.

				in thousands of dollars
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	$	$	$	$
Community	69	8	112	101
Drilling	1,557	3,532	1,957	3,910
Engineering	369	34	1,119	316
Environmental	63	174	90	242
Geochemistry and geophysics	100	775	167	822
Land and permitting	88	-	280	18
Other income	(95)	(33)	(95)	(93)
Project support	1,255	2,921	1,935	4,107
Wages and benefits	1,321	1,728	2,195	2,774
Mineral property expense	4,727	9,139	7,760	12,197

Project support costs consist of indirect expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to August 31, 2013 is $50.1 million.

5     Accounts payable and accrued liabilities

		in thousands of dollars
	August 31, 2013	November 30, 2012
	$	$
Trade accounts payable	798	207
Accrued liabilities	642	659
Accrued salaries and vacation	138	980
Accounts payable and accrued liabilities	1,578	1,846

Accrued liabilities include $79,000 of accrued and unpaid directors’ meeting fees relating to services provided during the nine months ended August 31, 2013.

6     Related parties

Expenses to April 30, 2012 were funded by NovaGold and its subsidiaries. NovaGold and NovaCopper have a number of directors in common. During the nine months ended August 31, 2013, NovaGold and its subsidiaries provided management and office services totaling $151,000 to the Company, including rent and office expenses pursuant to a Services Agreement. The Services Agreement terminated on May 1, 2013. No services were provided for the three months ended August 31, 2013.

During the nine months ended August 31, 2013, the Company provided exploration and management services in the amount of $82,000 to NovaGold under the Services Agreement. No services were provided for the three months ended August 31, 2013.

The Company had no balances owing to or due from related parties at August 31, 2013. The Company had payables of $127,000 at November 30, 2012 due to NovaGold.

7     Other liabilities

The Company has adopted a Restricted Share Unit Plan (“RSU Plan”) to provide long-term incentives to employees. The RSU Plan may be settled in cash and/or common shares, at the Company’s election, with each Restricted Share Unit (“RSU”) entitling the holder to receive one common share.

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

On December 5, 2012, 1,000,000 RSUs were granted to officers vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014.

A summary of the Company’s RSUs granted to officers and changes during the period ended is as follows:

August 31, 2013
Number of RSUs
Balance – beginning of period	-
Granted	1,000,000
Vested	(333,331)
Balance – end of period	666,669

The fair value of the units recognized in the period has been estimated using the quoted market price of the Company’s shares at period end.

For the nine months ended August 31, 2013, NovaCopper recognized a stock-based compensation charge of $1.3 million for RSUs granted to officers. On June 5, 2013, 333,333 RSUs vested to officers and were settled through the issuance of 150,000 common shares and $0.3 million in cash. The RSUs vesting on December 5, 2013 are classified as a current liability of $0.5 million and the RSUs vesting on December 5, 2014 are classified as a long-term liability of $0.2 million.

8     Share capital

Authorized:
      unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2011	200	27,280
Issued pursuant to Plan of Arrangement	46,577,878	64,496
Issued pursuant to employment agreement	76,005	316
Issued on exercise of NovaGold Arrangement Options	10,986	76
November 30, 2012	46,665,069	92,168
Issued on vesting of Restricted Share Units	244,496	444
Issued on vesting of NovaGold Performance and Deferred Share Units	16,586	32
Issued on exercise of NovaGold Warrants	6,088,262	11,996
Issued on exercise of NovaGold Arrangement Options	1,184	11
August 31, 2013 – issued and outstanding	53,015,597	104,651

On March 28, 2012, the shareholders of NovaGold approved the Plan of Arrangement under which NovaGold would distribute its interest in NovaCopper to its shareholders on the basis that each shareholder would receive one share in NovaCopper for every six shares of NovaGold held on the record date. As part of the Plan of Arrangement, the Company split its then issued and outstanding shares into 46,578,078 common shares. On April 30, 2012 (the “Effective Date”), the Plan of Arrangement became effective and the Company distributed a total of 46,578,078 common shares to shareholders of record of NovaGold as at the close of business on April 27, 2012. The value of $64.5 million attributed to the common shares distributed on the spin-out is the historical value expended by NovaGold on the Upper Kobuk Mineral Projects.

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

The Company issued 16,586 common shares in settlement of NovaGold PSUs and NovaGold DSUs which vested during the period ended August 31, 2013. The Company issued 6,088,262 common shares upon the exercise of NovaGold warrants by various holders during the period. The Company received no proceeds from the vesting and exercise of these instruments. $12.0 million was reclassified to share capital to reflect the issuance of common shares for these instruments.

As of August 31, 2013, 100,000 NovaGold PSUs of which the NovaGold shares that may be issued vary between 0% and 150% of the number of NovaGold PSUs granted, and 20,685 NovaGold DSUs are outstanding.

(a)   Stock options

During the nine month period ended August 31, 2013, 35,000 options at a weighted average fair value of $0.72 were granted to new employees exercisable for a period of five years with various vesting terms between one and two years.

The fair value of the stock options recognized in the period has been estimated using an option pricing model. Assumptions used in the pricing model for the period are as provided below.

Nine months ended
August 31, 2013
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

For the nine month period ended August 31, 2013, NovaCopper recognized a stock-based compensation charge of $3.6 million for options granted to directors, employees and services providers, net of forfeitures, which is mostly attributed to expensing of previously granted options over their vesting period.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

		August 31, 2013
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	6,064,994	2.93
Granted	35,000	1.88
Forfeited	(193,330)	2.93
Balance – end of period	5,906,664	2.92

The following table summarizes information about the stock options outstanding at August 31, 2013.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 1.68 to $ 1.99	131,666	4.02	1.73	48,332	1.74
$ 2.00 to $ 2.99	5,774,998	3.67	2.95	4,538,324	2.95
	5,906,664	3.68	2.92	4,586,656	2.94

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

For the nine month period ended August 31, 2013, NovaCopper recognized a stock-based compensation charge of $0.07 million for NovaGold Arrangement Options, net of forfeitures.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		August 31, 2013
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	2,076,541	3.98
Exercised	(3,822)	1.24
Expired	(67,582)	1.82
Forfeited	(70,023)	4.73
Balance – end of period	1,935,114	4.04

The following table summarizes information about the NovaGold Arrangement Options outstanding at August 31, 2013.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 0.51 to $ 1.99	277,827	0.31	1.11	277,827	1.11
$ 2.00 to $ 3.99	766,949	1.04	2.96	755,838	2.94
$ 4.00 to $ 5.99	582,761	3.15	5.14	446,224	5.19
$ 6.00 to $ 7.99	282,578	2.37	7.19	279,799	7.20
$ 8.00 to $ 8.34	24,999	3.79	8.26	24,999	8.26
	1,935,114	1.80	4.04	1,784,687	3.96

(c)    Restricted Share Units and Deferred Share Units

On November 29, 2012, the Board of Directors approved a Restricted Share Unit Plan (“RSU Plan”) and a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees, officers and directors. The RSU and DSU Plans may be settled in cash and/or common shares at the Company’s election with each Restricted Share Unit (“RSU”) and Deferred Share Unit (“DSU”) entitling the holder to receive one common share.

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

On December 5, 2012, 295,500 RSUs were granted to employees, in addition to the 1,000,000 RSUs granted to officers as described in Note 7, vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014. 750,000 DSUs were granted to directors vested immediately to be paid out at the time of retirement from NovaCopper.

A summary of the Company’s unit plans and changes during the period ended is as follows:

		August 31, 2013
	Number of RSUs	Number of DSUs
Balance – beginning of period	-	-
Granted	295,500	750,000
Vested	(94,496)	-
Forfeited	(16,000)	-
Balance – end of period	185,004	750,000

The fair value of the units recognized in the period had been estimated using the quoted market price of the Company’s shares at each period end up to May 21, 2013. The amount recorded to contributed surplus was the fair value at the date of reclassification.

For the nine month period ended August 31, 2013, NovaCopper recognized a stock-based compensation charge of $1.7 million for units granted to directors ($1.4 million) and employees ($0.3 million), net of forfeitures. On June 5, 2013, 94,496 RSUs vested to employees and were settled through issuance of 94,496 common shares.

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

(a)      Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CDN$591,000, accounts receivable of CDN$26,000 and accounts payable of CDN$385,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $20,000.

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

Contractually obligated undiscounted cash flow requirements as at August 31, 2013 are as follows.

				in thousands of dollars
	Total	< 1 Year	1–2 Years	3–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,578	1,578	-	-	-
Office lease	683	42	361	280
	2,261	1,620	361	280	-

(d)      Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

11    Commitments

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at August 31, 2013 are approximately as follows.

in thousands of dollars
August 31, 2013
$
2013	42
2014	175
2015	186
2016	196
2017	84
Total	683

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
  continued good relationship with local communities and other stakeholders our expectations regarding demand for equipment, skilled labour and services needed for exploration and development of mineral properties; and
  our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

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
  uncertainties relating to the assumptions underlying the Company’s resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
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
  uncertainty related to the economic projections contained herein derived from the PEA;
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

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated October 7, 2013 and provides an analysis of NovaCopper’s unaudited interim consolidated financial results for the three and nine month periods ended August 31, 2013 compared to the three and nine month periods ended August 31, 2012.

The following information should be read in conjunction with our August 31, 2013 unaudited interim consolidated financial statements and related notes which were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The MD&A should also be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended November 30, 2012. A summary of our accounting policies are outlined in note 2 of the audited consolidated financial statements and the unaudited interim consolidated financial statements. All amounts are in United States dollars unless otherwise stated.

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

Description of business

We are a base metals exploration company focused on exploring and developing the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”). Our Upper Kobuk Mineral Projects or UKMP Projects consist of the 100% owned Ambler lands which hosts the Arctic copper-zinc-lead-gold-silver Project and the Bornite carbonate-hosted copper Project located on the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation.

We were formed in 2011 by NovaGold Resources Inc. (“NovaGold”) to hold the UKMP Projects, and was spun-out to shareholders by NovaGold through a Plan of Arrangement effective April 30, 2012. NovaGold shareholders received one NovaCopper common share for every six common shares of NovaGold held on the effective date.

Current activities

NovaCopper has successfully completed its 2013 exploration field season program in mid-August accomplishing 8,142 meters or 109% of planned drilling. We completed drilling 4,684 meters at the Ruby Creek zone (a potential open pit target) and 3,458 meters at the South Reef zone (a potential underground target) of the Bornite Project. The 2013 exploration program was focused on expansion of the resources identified in the 2013 Bornite resource technical report released in February 2013. Results from the drill program will be released during the fourth quarter as they become available. We also completed the installation of an additional stream gauge to allow us to continue to improve our environmental baseline data collection in the region.

We are also continuing to focus efforts on community relations and workforce development strategies, working closely with NANA on these efforts. Our NANA shareholder hire percentage for project staff was 58% for the 2013 field season. Our community engagement during the summer was in high gear including several visits from the surrounding local communities, summer picnics held in local villages, visits from elders in the region for a legacy day celebrating historic workers, as well as school tours. The field season was capped off with a successful tour for Alaskan State legislators and regulators and various representatives of the NANA region in early August.

On July 30, 2013, we announced the results of our preliminary economic assessment (“PEA”) study for an open pit scenario at the Arctic deposit. The PEA outlines an open pit scenario of a 12-year mine life supporting a 10,000 tonne-per-day conventional grinding mill-and-flotation circuit at the Arctic deposit with a pre-tax net present value (“NPV”) of $927.7 million or 22.8% internal rate of return (“IRR”) and after-tax NPV of $537.2 million or 17.9% IRR at an 8% discount rate. Initial capital expenditures are estimated at $717.7 million with sustaining capital expenditures of $164.4 million. The PEA is preliminary in nature and includes inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the PEA will be realized. The technical report entitled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska” dated effective September 12, 2013 is available on SEDAR, EDGAR, and our website.

On April 30, 2013, we announced the signing of a Memorandum of Understanding ("MOU") with the Alaska Industrial Development Export Authority ("AIDEA") to investigate the viability of permitting and constructing an industrial access road to the Ambler mining district and the UKMP Projects. The MOU formalizes the roles of each party as they relate to advancing the Ambler Mining District Industrial Access Road ("AMDIAR"), which AIDEA is expected to commence permitting in late 2013. The MOU also allows AIDEA to investigate various ways to fund the construction and maintenance of the AMDIAR. Although no specific terms have yet been discussed on payment for usage of the AMDIAR, the arrangement that AIDEA entered into with Cominco Ltd. (now Teck Resources Ltd.) in 1986 for construction of the Red Dog Road and Port Facility may serve as a general template for a final financing agreement. This MOU is non-exclusive, meaning that other mining and exploration companies or other industrial users may also work in cooperation with AIDEA to support development of the AMDIAR by signing their own MOUs.

Property review

NovaCopper’s principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise a total of approximately 352,900 acres (142,831 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host a number of deposits, includes the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized targets within a 65 kilometer long volcanogenic massive sulfide (“VMS”) belt, are owned by NovaCopper US. The Ambler lands are located in Northwestern Alaska. and consist of 112,058 acres (45,348 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

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

As consideration, NovaCopper paid $4.0 million upon signing the agreement and gave NANA the right to appoint a member to NovaCopper’s Board of Directors within a five year period following our public listing on a stock exchange. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable based on the elected percentage purchased and the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share. The completion of the agreement with NANA creates a total land package incorporating our Ambler lands with the adjacent Bornite and ANCSA lands for a total of approximately 352,900 acres (142,831 hectares).

NANA would also be granted a net smelter return royalty between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount which is determined by the particular area of land from which production originates.

We have accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed.

Summary of results

			in thousands of dollars,
			except for per share amounts
Selected financial results	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	$	$	$	$
Amortization	266	235	770	521
General and administrative	290	778	1,454	1,530
Mineral properties expense	4,727	9,139	7,760	12,197
Professional fees	109	46	619	190
Salaries	663	316	1,813	1,139
Salaries – stock-based compensation	755	1,987	6,868	7,481
Loss and comprehensive loss for the period	6,890	12,559	19,462	23,177
Basic and diluted loss per common share	$0.13	$0.27	$0.37	$0.50

For the nine month period ended August 31, 2013, we reported a net loss of $19.5 million (or $0.37 basic and diluted loss per common share) compared to a net loss of $23.2 million (or $0.50 basic and diluted loss per common share) for the corresponding period in 2012. This variance was primarily due to a decrease in mineral property expenses to $7.8 million in the nine months ended August 31, 2013 from $12.2 million in the corresponding period of 2012. The decreased expenditures were as a result of a shorter planned field season in the current year which was completed in mid-August. Drilling expenses were $2.0 million in 2013 compared to $3.9 million in 2012 reflecting a shorter program focused on expanding resources at the Bornite project. As a result of the shortened season, project support costs incurred were $2.0 million in 2013 compared to $4.1 million, and project salaries were also lower at $2.2 million down from $2.8 million in 2012. These decreases were offset slightly by an increase in engineering costs in 2013 of $1.1 million up from $0.3 million in 2012 incurred in Arctic deposit preliminary economic assessment released in July 2013 as well as internal studies.

The remainder of the variance resulted from increases in professional fees, amortization, and salaries all related to operating as a separate entity from NovaGold in 2013. In 2012, a significant portion of these expenses were shared with or borne by NovaGold prior to the completion of the spin-out on April 30, 2012.

Total stock-based compensation expense recognized for the period was $6.9 million which included $3.6 million for options granted under the NovaCopper stock option plan, $0.07 million for NovaGold arrangement options from the spin-out, and $3.1 million for RSUs and DSUs granted to employees and directors. As we did not grant stock options prior to our public listing on April 30, 2012, the stock-based compensation charge only related to four months in the comparable period in 2012. The prior year expense was higher at $7.5 million due to the expense incurred as a result of the initial grant of options to Company directors, officers and employees which vest over various periods of time between one and three years.

For the three month period ended August 31, 2013, we reported a net loss of $6.9 million (or $0.13 basic and diluted loss per common share), a reduction from the net loss of $12.6 million (or $0.27 based and diluted loss per common share) for the corresponding period in 2012. The principal reason for the significant reduction in expenses from 2012 is the reduction of mineral property expenses incurred of $4.7 million in the three month period ended August 31, 2013 compared to $9.1 million in the comparable period. As discussed above, the field season in 2013 was completed in mid-August, with drill production completed in July, resulting in a significant reduction in costs incurred. Drill efficiencies in the field also resulted in a shorter field season than expected and allowed for camp shutdown to occur using a staged approach. This resulted in several areas of cost savings including less helicopter flying time, fuel usage and personnel costs. Project support expenses were $1.3 million for the three months ended August 31, 2013 (2012 - $2.9 million), personnel costs were $1.3 million (2012 - $1.7 million) and direct drilling expenses were $1.6 million (2012 - $3.5 million).

Other reductions for the three month period ending August 31, 2013 consisted of a lower stock-based compensation charge of $0.8 million in 2013 compared to $1.9 million in 2012. The first vesting of officer options occurred on the first anniversary of the spin-out, April 30, 2013. As the Company records expense using the graded attribution method over the vesting period, the expense relating to these options has been reduced in the three month period ended August 31, 2013.

Selected financial data

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

							in thousands of dollars,
							except per share amounts
	Q3 2013	Q2 2013	Q1 2013	Q4 2012	Q3 2012	Q2 2012	Q1 2012	Q4 2011
	08/31/13	05/31/13	02/28/13	11/30/12	08/31/12	05/31/12	02/29/12	11/30/11
	$	$	$	$	$	$	$	$
Interest and other income	13	9	14	16	19	10	-	-
Mineral property expenses	4,727	2,231	802	3,130	9,139	2,421	637	233
Loss for the period	(6,890)	(5,947)	(6,626)	(7,841)	(12,559)	(9,753)	(865)	(1,653)
Loss per common share – basic and diluted	(0.13)	(0.11)	(0.13)	(0.17)	(0.27)	(0.21)	(0.02)	(0.05)

Factors that can cause fluctuations in our quarterly results include the size and nature of the exploration field season undertaken, the length of the exploration field season, timing of property acquisition payments, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the incorporation of NovaCopper and completion of the spin-out in April 2012. Prior to April 2011, NovaCopper had no shares outstanding as it was not yet incorporated. As a result of the spin-out, the loss per common share has been restated as if the distribution of common shares occurred at inception.

During the fourth quarter of 2011, we incurred $1.3 million in general and administrative expenses related to the general administrative services provided by NovaGold. During the first quarter of 2012, we recorded mineral property expenses of $0.6 million in preparation activities for the 2012 field season and ongoing engineering studies. During the second quarter of 2012, we had stock-based compensation expense of $5.5 million, $0.7 million for general and administrative and $0.7 million for salaries expense recorded as a result of the completion of the spin-out from NovaGold. During the third quarter of 2012, mineral property expenses of $9.1 million were recorded as a larger exploration program was conducted than in previous years with the third quarter encompassing the majority of the field season. Additionally, stock-based compensation expense of $2.0 million was recognized due to the vesting of previously granted stock options. During the fourth quarter of 2012, mineral property expenses of $3.1 million were recorded for the end of the 2012 field season. Stock-based compensation expense of $1.9 million was also recognized due to the vesting of previously granted stock options. During the first quarter of 2013, we incurred expenses of $4.1 million in stock-based compensation expense due to the vesting of previously granted stock options and the granting of RSUs and DSUs. We also recognized mineral property expenses of $0.8 million related to preparation activities for the 2013 field season and ongoing engineering studies. During the second quarter of 2013, we incurred mineral property expenses of $2.2 million consisting of the start-up of the field season in May and continuation of engineering studies. We also incurred expenses of $2.0 million in stock-based compensation expense due to the expense being recorded evenly over the vesting period of previously granted stock options and RSUs. During the third quarter of 2013, mineral property expenses of $4.7 million were recorded as the majority of the exploration program was conducted during the quarter.

Our properties are not yet in production; consequently, we believe that our losses (and consequent losses per common share) should not be a primary concern to investors in NovaCopper.

Liquidity and capital resources

At August 31, 2013, we had $9.4 million in cash and cash equivalents. We were on budget for the first nine months ending August 31, 2013 expending $12.2 million on operating activities, compared with expenditures of $13.2 million for operating activities for the same period in 2012. Cash spent on operating activities in 2013 was mainly expended on mineral property expenses, general and administrative expenses, and salaries. A majority of cash spent on operating activities in the nine month period ended August 31, 2012 was expended on the same items of mineral property and general and administrative expenses. As our exploration program is seasonal in nature, we do not anticipate significant exploration expenditures in the fall and winter. We currently expect to be under budget for the fiscal year ending November 30, 2013.

During the nine month period ended August 31, 2013, no cash from financing activities was generated compared with $43.8 million in the same period in 2012. As part of the spin-out of the Company by NovaGold on April 30, 2012 under the Plan of Arrangement, we received funding from NovaGold of $40.0 million. Funding of $3.8 million was also received from NovaGold for operating expenses incurred for the period ended August 31, 2012. There are no comparative amounts of funding for the 2013 period. We did expend $0.3 million during the period ended August 31, 2013 to settle restricted share units vested during the third quarter which we were unable to be settle in common shares due to the insider participation limits in the Company’s share-based compensation arrangements.

During the nine month period ended August 31, 2013, we expended $0.2 million on investing activities including the purchase of a truck and equipment for camp operations, leasehold improvements, furniture and equipment, and computer hardware and software associated with the set-up of the Vancouver office in May 2013. In the comparable 2012 period, we expended $1.5 million on equipment for camp operations including a significant capital purchase program to facilitate road work.

We do not currently generate operating cash flows. At August 31, 2013, we had cash and cash equivalents of $9.4 million and working capital of $8.2 million. Our current liabilities of $2.1 million consist of $1.6 million of accounts payable and accrued liabilities, including approximately $0.08 million of directors meeting fees accrued and unpaid, and $0.5 million of other liabilities which is anticipated to be settled in common shares subject to insider participation limits. We believe that the current cash and cash equivalent balances as of August 31, 2013 are sufficient to cover the anticipated expenditures on exploration activities and general and administrative costs for fiscal 2013. Additional capital will be necessary to conduct additional exploration drilling and engineering studies on our properties to advance our projects to a positive production decision. To continue to advance our projects, we are likely to require financing within the next twelve months. Future financings are anticipated through equity financing, debt financing, convertible debt financing, exercise of options, or other means. Our continued operations are dependent on our ability to obtain additional financing or, in the longer term, to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital on terms favourable to the Company, or at all, or to generate cash flows.

Contractual obligations

Contractually obligated undiscounted cash flow requirements as at August 31, 2013 are as follows.

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–2 Years	3–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,578	1,578	-	-	-
Office lease	683	42	361	280	-
Total	2,261	1,620	361	280	-

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at August 31, 2013 are approximately as follows.

in thousands of dollars
August 31, 2013
$
2013	42
2014	175
2015	186
2016	196
2017	84
Total	683

Off-balance sheet arrangements

The Company has no material off-balance sheet arrangements.

Outstanding share data

At October 7, 2013, NovaCopper had 53,066,656 common shares issued and outstanding. At October 7, 2013, NovaCopper had 5,931,665 stock options with a weighted-average exercise price of $2.99, 1,769,185 NovaGold arrangement options with a weighted-average exercise price of $4.24, and 851,673 RSUs and 750,000 DSUs outstanding.

Related party transactions

Expenses to April 30, 2012 were funded by NovaGold and its subsidiaries. NovaGold and NovaCopper have a number of directors in common. During the nine months ended August 31, 2013, NovaGold and its subsidiaries provided management and office services totaling $151,000 to NovaCopper, including rental of office space pursuant to a Services Agreement.

During the nine months ended August 31, 2013, we provided exploration and management services in the amount of $82,000 to NovaGold under the Services Agreement. The Services Agreement terminated on May 1, 2013. No services were provided by either party for the three months ended August 31, 2013.

The Company had no balances owing or due from related parties at August 31, 2013. The Company had payables of $127,000 at November 30, 2012 due to NovaGold.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk. Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities, and due to related parties. Our instruments are held in the normal course to meet daily operating and cash flow needs of the business. The fair value of accounts payable and accrued liabilities and due to related parties approximates their carrying value due to the short-term nature of their maturity. Our other liabilities are held at fair value and are a Level 1 financial instrument valued using quoted market prices. All of our other financial instruments are initially measured at fair value and then held at amortized cost.

(a)    Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CDN$591,000, accounts receivable of CDN$26,000 and accounts payable of CDN$385,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss would change by approximately $20,000.

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

(c)    Liquidity risk

Liquidity risk is the risk that we will encounter difficulties raising funds to meet its financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage our liquidity risk through the management of our capital structure and financial leverage. We do expect, based on anticipated but not committed expenditures on its projects, we are likely to require financing within the next twelve to eighteen months. Future financings are expected to be obtained through debt financing, equity financing, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled “Liquidity and capital resources”.

(d)    Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which are highly liquid which limits the risk of loss due to interest rate changes to $nil.

(e)    Price risk

We are exposed to price risk with respect to commodity prices as future profitability and long-term viability will depend, in large parts, on the price of copper, zinc, lead, gold and silver. The market prices for such metals are volatile and subject to numerous factors beyond Management’s control. Management closely monitors commodity prices to determine the appropriate course of action to be taken. We do not have any hedging or other commodity-based risks respecting its operations.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and our economic viability could be affected by commodity price volatility.

Item 4.   Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2013. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The following risk factor should be read together with and in addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2012. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2012, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Actual capital costs, operating costs, production and economic returns may differ significantly from those described in the technical report for the Arctic Project.

The technical report titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska” dated September 12, 2013 (the “PEA”) is an early stage study that is preliminary in nature. There can be no assurance that the results described in the PEA will be realized. The capital costs to take our projects into production may be significantly higher than anticipated.

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

Date: October 9, 2013	NOVACOPPER INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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