Form 10-K
period 2013-11-30
NovaCopper Inc.
filed 2014-01-30
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2013

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
Yes [   ]     No [X]

As at May 31, 2013, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $56.3 million. As of January 29, 2014, the registrant had 53,539,418 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2014, in connection with the registrant’s 2014 annual meeting of stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

2

NOVACOPPER INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NovaCopper” refer to NovaCopper Inc., a British Columbia corporation, either alone or together with its subsidiaries as the context requires as of November 30, 2013.

CURRENCY

All dollar amounts are in United States currency unless otherwise stated. References to C$ or CDN$ refer to Canadian currency, and $ or US$ to United States currency. All dollar amounts are expressed in thousands of dollars, except references to per share amounts.

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

  risks related to inability to define proven and probable reserves;

  none of the Company’s mineral properties are in production or are under development;

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

  uncertainty related to the economic projections contained herein derived from the Preliminary Economic Assessment titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska” dated effective July 31, 2013 (the “PEA”);

  risks related to lack of infrastructure including but not limited to the risk of the State of Alaska building the Ambler Mining Industrial Access Road;

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

  risks related to our major shareholders;

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

  uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”); and

  increased regulatory compliance costs, associated with rules and regulations promulgated by the SEC, Canadian Securities Administrators, the NYSE MKT, the TSX, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessment on the Arctic project is preliminary in nature and includes “inferred mineral resources” that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the feasibility studies or preliminary assessments at the Arctic project will ever be realized.

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

“Ba” is barium.

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

“Fe” is the surface of a fracture along which movement has occurred.

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

“IRR” is internal rate of return.

“km” is a kilometer.

“m” is a meter.

“Mg” is the chemical symbol for magnesium.

“micron” or “µm” is 0.000001 meters.

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

“mm” is a millimeter.

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

“SG” is specific gravity.

“SRM” is standard reference material.

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

PART I

Item 1.    BUSINESS

Our principal business is the exploration and development of our Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or “UKMP Projects”) located in the Ambler mining district in Northwest Alaska, United States of America which comprises (i) the Arctic Project, which contains the high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit (“Arctic Project”); and (ii) the Bornite Project, which contains a carbonate-hosted copper deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing our projects through technical, engineering and feasibility studies so that production decisions can be made on those projects.

Name, Address and Incorporation

NovaCopper Inc. was incorporated on April 27, 2011 under the Business Corporations Act (British Columbia) (“BCBCA”). Our registered office is located at Suite 2600, Three Bentall Centre, 595 Burrard Street, Vancouver, British Columbia, Canada, and our executive office is located at Suite 1950, 777 Dunsmuir Street, Vancouver, British Columbia, Canada.

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiary. All ownership is 100%.

Business Cycle

Our business, at its current exploration phase, is cyclical. Exploration activities are conducted primarily during snow-free months. The optimum field season at the Upper Kobuk Mineral Projects is from late May to late September. The length of the snow-free season at the Upper Kobuk Mineral Projects varies from about May through November at lower elevations and from July through September at higher elevations.

NovaCopper’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and the Bornite Project and through the pursuit of similarly attractive base metal projects. We plan to:

•

advance the Arctic Project towards development with key activities including increased definition of the mineral resources, technical studies to support completion of a pre-feasibility or feasibility study, and the advancement of baseline environmental studies;

•

advance exploration in the Ambler mining district and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of NovaCopper – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and

•	pursue project level or corporate transactions that are value accretive.

The Arctic Project PEA represents an early stage study and highlights certain opportunities for us to further expand upon. Prior to commencing production, further studies that demonstrate the economic viability of the Arctic Project must be completed including pre-feasibility or feasibility studies, all necessary permits must be obtained, a production decision must be made by our Board, financing for construction and development must be arranged and construction must be completed. In addition, we will be required to address certain infrastructure challenges, including road access, and obtain additional rights, including surface use rights and access rights. See “Item 1A. Risk Factors”.

Significant Developments in 2013

  On March 28, 2012, the security holders of NovaGold Resources Inc. (“NovaGold”) voted in favor of the special resolution approving the spin-out of NovaCopper Inc. and its wholly-owned subsidiary NovaCopper US Inc. (“NovaCopper US”) (“Plan of Arrangement” or “Arrangement”). Under the Plan of Arrangement, each holder of NovaGold warrants on record as of April 30, 2012 received the right to receive one NovaCopper Share for every six common shares of NovaGold represented by the warrant. On January 2, 2013, we announced that our largest shareholder, Electrum Strategic Resources L.P. (“Electrum”), added an additional 5.2 million NovaCopper Shares to their holdings through the exercise of NovaGold warrants. We received no proceeds from the exercise of the NovaGold warrants. Between January 10, 2013 to January 18, 2013, we issued an additional 0.9 million NovaCopper Shares to various holders upon their exercise of NovaGold warrants.

  On February 5, 2013, NovaCopper released an updated National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) resource estimate for the Bornite Project in a report entitled “NI 43-101 Technical Report Resource Estimation – South Reef and Ruby Creek zones, Bornite deposit, Upper Kobuk Mineral Projects, Northwest Alaska”, further to the resource estimate previously released on July 18, 2012 with respect to the Ruby Creek zone. At the base case 1.0% copper cut-off grade, the South Reef zone at the Bornite Project, which lies roughly 400 to 600 meters southeast of the Ruby Creek zone, is estimated to contain Inferred Resources of 43.1 million tonnes of 2.54% Cu or 2,409 million pounds of contained copper. Inferred resources are stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $2.75 per pound copper and total site operating costs of $60.00 per tonne. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors.”

  On April 30, 2013, we announced the signing of a Memorandum of Understanding (“MOU”) with the Alaska Industrial Development Export Authority (“AIDEA”) to investigate the viability of permitting and constructing an industrial access road to the Ambler mining district and the UKMP Projects. The MOU formalizes the roles of each party as they relate to advancing the Ambler Mining District Industrial Access Road (“AMDIAR”), which AIDEA is expected to commence permitting in 2014. The MOU also allows AIDEA to investigate various ways to fund the construction and maintenance of the AMDIAR. Although no specific terms have yet been discussed on payment for usage of the AMDIAR, the arrangement that AIDEA entered into with Cominco Ltd. (now Teck Resources Ltd.) in 1986 for construction of the Red Dog Road and Port Facility may serve as a general template for a final financing agreement. This MOU is non-exclusive, meaning that other mining and exploration companies or other industrial users may also work in cooperation with AIDEA to support development of the AMDIAR by signing their own MOUs.

  On July 30, 2013, we reported a new Preliminary Economic Assessment (“PEA”) prepared under NI 43-101 for the Arctic project in a report entitled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska.” The PEA outlines an open-pit scenario of a 12-year mine life supporting a 10,000 tonne-per-day conventional grinding mill-and-flotation circuit at the Arctic deposit with a pre-tax net present value (“NPV”) of $927.7 million or 22.8% internal rate of return (“IRR”) and after-tax NPV of $537.2 million or 17.9% IRR at an 8% discount rate. Initial capital expenditures are estimated at $717.7 million with sustaining capital expenditures of $164.4 million. The base case scenario assumes long-term metal prices of $2.90/lb copper, $0.85/lb for zinc, $0.90/lb for lead, $22.70/oz for silver and $1,300/oz for gold. The total average operating cost for the proposed mine is estimated at $63.93 per tonne milled. The PEA is preliminary in nature and includes inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the PEA will be realized. See “Cautionary Note to United States Investors.”

  On October 9, 2013, we announced the completion of our 2013 exploration field season program at our UKMP Projects which accomplished approximately 8,142 meters or 109% of planned drilling of which 4,684 meters was drilled at the Ruby Creek zone and 3,458 meters at the South Reef zone of the Bornite Project. Results from the drilling campaign were released throughout the fall of 2013. The 2013 exploration program was focused on expansion and further characterization of the resources identified in the 2013 Bornite resource technical report released in February 2013.

  On December 18, 2013, we announced results from our re-sampling and re-assaying program of 33 historical drill holes at the Bornite Project. These holes were previously drilled and only selectively sampled by Kennecott within the Ruby Creek zone of the Bornite deposit. Of the 33 historic drill holes sampled, 26 holes had intervals of copper greater than 0.5% copper, and 29 holes contained mineralization greater than 0.2% copper. The objectives of the re-assay/re-logging program were twofold: 1) to confirm and conduct a Quality Assurance/Quality Control (QA/QC) program on the historical sample results; and 2) to identify additional lower-grade (0.2-0.5% copper) shallow material, which was not previously sampled. The re- sampling and re-assaying program has confirmed previously known high-grade mineralization. It is also expected to add additional lower-grade mineralization to the Company’s mineral inventory.

Significant Developments in 2012

  On March 28, 2012, the security holders of NovaGold voted in favor of the special resolution approving the Plan of Arrangement. On April 30, 2012, 46,578,078 Common Shares of NovaCopper (each, a “NovaCopper Share” or “Common Share”) were distributed to NovaGold shareholders such that each NovaGold shareholder of record on the effective date received one NovaCopper Common Share for every six common shares of NovaGold held. In accordance with the terms of the Arrangement, NovaCopper had committed to NovaGold to deliver up to 6,181,352 NovaCopper Shares to satisfy holders of NovaGold warrants, performance share units, and deferred shares units on record as of the close of business April 27, 2012, on the same basis as NovaGold shareholders received under the Plan of Arrangement, at the time of exercise or vesting, as applicable. NovaCopper was funded with $40.0 million in cash by NovaGold as part of the Plan of Arrangement.

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

  On July 18, 2012, we reported an initial resource estimate prepared under National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) for the Ruby Creek zone of the Bornite property in a report entitled “NI 43- 101 Technical Report Resource Estimation – Ruby Creek zone, Bornite deposit, Upper Kobuk Mineral Project, Northwest Alaska.” At a 0.5% copper cut-off grade, the Ruby Creek zone contains Indicated Resources of 6.8 million tonnes at 1.19% Cu or 178.7 million pounds of contained copper and Inferred Resources of 47.7 million tonnes of 0.84% Cu or 883.2 million pounds of contained copper. Resources are stated as contained within a potentially economic resource limiting pit shell using a metal price of $3.00 per pound copper, mining costs of $1.50 per tonne, processing costs of $10.00 per tonne, 100% recoveries and an average pit slope of 45 degrees. See “Cautionary Note to United States Investors.”

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

Agreement with NANA Regional Corporation

On October 19, 2011, NANA Regional Corporation, Inc. (“NANA”), an Alaska Native Corporation headquartered in Kotzebue, Alaska, and NovaCopper US entered an Exploration Agreement and Option Agreement, as amended (the “NANA Agreement”) for the cooperative development of NANA’s respective resource interests in the Ambler mining district of Northwest Alaska. The NANA Agreement consolidates our and NANA’s land holdings into an approximately 142,831-hectare land package and provides a framework for the exploration and any future development of this high-grade and prospective poly-metallic belt.

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

We have formed an oversight committee with NANA, which consists of four representatives from each of NovaCopper and NANA (the “Oversight Committee”). The Oversight Committee is responsible for certain planning and oversight matters carried out by us under the NANA Agreement. The planning and oversight matters that are the subject of the NANA Agreement will be determined by majority vote. The representatives of each of NovaCopper and NANA attending a meeting will have one vote in the aggregate and in the event of a tie, the NovaCopper representatives jointly shall have a deciding vote on all matters other than Sustainability Matters, as that term is defined in the NANA Agreement. There shall be no deciding vote on Sustainability Matters and we may not proceed with such matters unless approved by majority vote of the Oversight Committee or with the consent of NANA, such consent not to be unreasonably withheld or delayed.

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

•

All new activities and operations will be managed for compliance with applicable laws and regulations. In the absence of regulation, best management practices will be applied to manage environmental risk.

•	We will strive to limit releases to the air, land or water and appropriately treat and dispose of waste.

See “Arctic Project – Environmental Considerations”.

Employees

As of November 30, 2013, we had 18 full-time employees, 13 of whom were employed at our executive office in Vancouver, BC, and 5 of whom were employed at our Upper Kobuk Mineral Projects. The number of individuals employed by us fluctuates throughout the year depending on the season; however on average, we had 35 employees during 2013. We have entered into employment agreements with five individuals. Additionally, we have had up to 4 individuals in Canada providing services to us through the Services Agreement between NovaCopper and NovaGold effective as of April 19, 2012, as amended September 1, 2012 (the “Services Agreement”) between December 1, 2012 and the termination of the Services Agreement which occurred on May 1, 2013.

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

Competitive Conditions

The mineral exploration and development industry is competitive in all phases of exploration, development and production. There is a high degree of competition faced by us in Alaska and elsewhere for skilled management employees, suitable contractors for drilling operations, technical and engineering resources, and necessary exploration and mining equipment, and many of these competitor companies have greater financial resources, operational expertise, and/or more advanced properties than us. Additionally, our operations are in a remote location where skilled resources and support services are limited. We have in place experienced management personnel and continue to evaluate the required expertise and skills to carry out our operations. As a result of this competition, we may be unable to achieve our exploration and development in the future on terms we consider acceptable or at all. See “Item 1A. Risk Factors”.

Available Information

We make available, free of charge, on or through our Internet website, at www.novacopper.com our annual report on Form 10-K which includes our audited financial statements, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. All filings are also available on www.sec.gov/edgar. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this annual report on Form 10-K.

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

We have no history of commercially producing precious or base metals and all of our properties are in the exploration stage. We have not defined or delineated any measured resources or proven or probable reserves on our Upper Kobuk Mineral Projects. Mineral exploration involves significant risk, since few properties that are explored contain bodies of ore that would be commercially economic to develop into producing mines. We cannot assure you that we will establish the presence of any measured resources, or proven or probable reserves at the Upper Kobuk Mineral Projects or any other properties. The failure to establish measured resources, or proven or probable reserves, would severely restrict our ability to implement our strategies for long-term growth.

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

Actual capital costs, operating costs, production and economic returns may differ significantly from those described in the PEA.

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

We cannot provide assurance that title to our properties will not be challenged. We own mineral claims which constitute our property holdings. We may not have, or may not be able to obtain, all necessary surface rights to develop a property. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained a secure claim to individual mining properties may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We have not conducted surveys of all of the claims in which we hold direct or indirect interests. A successful claim contesting our title to a property will cause us to lose our rights to explore and, if warranted, develop that property or undertake or continue production thereon. This could result in our not being compensated for our prior expenditures relating to the property. In addition, our ability to continue to explore and develop the property may be subject to agreements with other third parties including agreements with native corporations and first nations groups, for instance, the lands at the UKMP Projects are subject to NANA Agreement (as more particularly described under “History of NovaCopper – Agreement with NANA Regional Corporation”).

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

Acquiring additional businesses or properties could place increased pressure on our cash flow if such acquisitions involve a cash consideration. The integration of our existing operations with any acquired business will require significant expenditures of time, attention and funds. Achievement of the benefits expected from consolidation would require us to incur significant costs in connection with, among other things, implementing financial and planning systems. We may not be able to integrate the operations of a recently acquired business or restructure our previously existing business operations without encountering difficulties and delays. In addition, this integration may require significant attention from our management team, which may detract attention from our day-today operations. Over the short-term, difficulties associated with integration could have a material adverse effect on our business, operating results, financial condition and the price of NovaCopper Shares. In addition, the acquisition of mineral properties may subject us to unforeseen liabilities, including environmental liabilities, which could have a material adverse effect on us. There can be no assurance that any future acquisitions will be successfully integrated into our existing operations.

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

Electrum is our single largest shareholder, controlling approximately 26.3% of the outstanding voting securities. Accordingly, Electrum will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless significant participation of other shareholders takes place in such shareholder meetings, Electrum may be able to approve such matters itself. The concentration of ownership of the shares by Electrum may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for securities. If Electrum sells a substantial number of shares in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

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

We are subject to changing rules and regulations promulgated by a number of United States and Canadian governmental and self-regulated organizations, including the SEC, the Canadian Securities Administrators, the NYSE MKT, the TSX, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance more difficult and uncertain. Our efforts to comply with new rules and regulations, including those promulgated under Dodd-Frank, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We have not declared or paid any dividends on our Common Shares. Our current business plan requires that for the foreseeable future, any future earnings be reinvested to finance the growth and development of our business. We do not intend to pay cash dividends on the Common Shares in the foreseeable future. We will not declare or pay any dividends until such time as our cash flow exceeds our capital requirements and will depend upon, among other things, conditions then existing including earnings, financial condition, restrictions in financing arrangements, business opportunities and conditions and other factors, or our Board determines that our shareholders could make better use of the cash.

We may be a “passive foreign investment company” in future periods, which may have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the years ending November 30, 2012 and November 30, 2013 but may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” election (“QEF Election”) or a “mark-to-market” election. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to its shareholders. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

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

Arctic Project, Ambler District, Alaska

Arctic – Technical Report

Except with respect to the land size disclosure and the disclosure regarding the number of claims (which were both increased subsequent to the effective date of the PEA), and the information under the heading “Arctic Project – Current Activities”, or as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from, and in some instances is an extract from, the technical report titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District Northwest Alaska” dated effective September 12, 2013 prepared by Sabry Abdel Hafez, Ph.D., P.Eng. Jianhui Huang, Ph.D., P.Eng., Michael F. O’Brien, M.Sc., Pr.Sci.Nat, FGSSA, FAusIMM, FSAIMM, Mike Chin, P.Eng., Graham Wilkins, P.Eng., Hassan Ghaffari, M.Sc., P.Eng., Marvin Silva, Ph.D., P.Eng., Jack DiMarchi, CPG, and H. Wayne Stoyko, P.Eng. of Tetra Tech and EBA, a Tetra Tech Company (and together with Tetra Tech, “Tetra Tech”), all of whom have worked for Tetra Tech, and all of whom are Qualified Persons as defined in NI 43-101. Scott Petsel, P. Geo, an employee to the Company and a Qualified Person as defined in NI 43-101, approved the scientific and technical information under the heading “Arctic Project – Current Activities,” and the land size disclosure and the disclosure regarding the number of claims for the Ambler lands. The information regarding the Arctic Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the PEA which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Arctic Project - Overview

The Ambler lands comprises 112,058 acres (45,348 hectares) of State of Alaska mining claims and Federal patented mining claims located in the Ambler mining district of the southern Brooks Range, in the Northwest Arctic Borough of Alaska. The Property is located 270 km east of the town of Kotzebue, 36 km northeast of the village of Kobuk, and 260 km west of the Dalton Highway, an all-weather state maintained highway, within which VMS mineralization can be found.

Exploration on the Arctic Project was intermittent between discovery in 1963 and 1998. From 1998 until 2003, there was no work performed on the Arctic Project. An exploration agreement was signed on March 22, 2004, as amended, between Kennecott Arctic Company and NovaGold under which NovaGold had the ability to earn a 51% interest in the Ambler lands. Since 2004, NovaGold has been performing project level and regional mapping, drilling, geophysics and geochemical surveys.

Under a purchase agreement dated December 18, 2009 between NovaGold, its wholly-owned subsidiary Alaska Gold Company and Kennecott Exploration Company and Kennecott Arctic Company (collectively, “Kennecott”) NovaGold agreed to pay Kennecott a total purchase price of $29 million for a 100% interest in the Ambler lands, to be paid as to: $5 million by the issuance of 931,098 NovaGold common shares and two instalments of $12 million in cash each, due 12 months and 24 months, respectively, from the closing date on January 7, 2010. The exploration agreement was then cancelled and Kennecott retained a security interest in the Ambler lands to secure these cash payments. The NovaGold shares were issued in January 2010, the first $12 million payment was made on January 7, 2011 and the second $12 million payment was made early on August 5, 2011 and Kennecott released its security interest. Kennecott retained a 1% net smelter royalty that it had subsequently sold to a third party that is purchasable by the Company at any time for a one-time payment of $10 million.

The Ambler lands host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic deposit, which was the focus of the PEA. The Arctic deposit is currently estimated at 23.8 million tonnes of indicated mineral resources grading 3.26% Cu, 4.45 % Zn, 0.76% Pb, 0.71 g/t Au and 53.2g/t Ag and 3.4 million tonnes of inferred mineral resources grading 3.22% Cu, 3.84% Zn, 0.58% Pb, 0.59g/t Au and 41.5g/t Ag.

The PEA describes the potential technical and economic viability of establishing a conventional open-pit mine, a mill complex and related infrastructure to process massive and semi-massive copper-zinc-lead-silver-gold mineralization from the Arctic Deposit. A minimum 12-year mine life supporting a nominal 10,000 t/d conventional grinding mill-and-flotation circuit is envisaged. The base case scenario assumes long-term metal prices of $2.90/lb for copper, $0.85/lb for zinc, $0.90/lb for lead, $22.70/oz for silver and $1,300/oz for gold. The after-tax NPV is $537.2 million or 17.9% IRR at an 8% discount rate for the Arctic Project on a 100% basis estimated at the beginning of the two-year construction period.

The PEA was prepared on a 100% ownership basis and all amounts are stated in US dollars unless otherwise noted.

The total estimated capital cost for the design, construction, installation and commissioning of the Arctic Project is estimated to be $717.7 million. The total sustaining capital costs is $164.4 million for the 12 year life of mine including equipment, tailings and other items. The capital cost estimate has been prepared in accordance with the AACE’s International Estimate Classification System, this cost estimate meets or exceeds the specifications for a Class 5 Estimate and has a deemed accuracy of ±35%. The estimate has a base date of Q2 2013 and no escalation beyond Q2 2013 was applied to the estimate.

The total LOM average operating cost for the proposed mine is estimated at $63.93/t milled. The estimate includes mining, processing, tailings management, general and administrative, surface services and public road toll costs. The cost is estimated based on a total LOM mill feed of 35.68 Mt from the open pit mine. The nominal annual process rate is approximately 3,650,000 t/a (LOM average annual process rate is approximately 2,973,435 t/a) or 10,000 t/d (LOM daily average rate is 8,146 t/d) at 365 d/a. The projected total payable metal production is 680,696 tonnes of copper, 826,398 tonnes of zinc, 131,200 tonnes of lead, 30,491,812 ounces of silver and 349,094 ounces of gold. For the purposes of this PEA study, it has been assumed that a toll would be paid based on AIDEA being able to obtain a $150 million 30-year bond at a 5% interest rate, which would result in the Arctic Project paying approximately $9.7 million each year for its 12-year mine life. The toll payments are assumed in the PEA to commence when the Arctic Project has reached commercial production. Using base case metal prices of $2.90/lb copper, $0.85/lb zinc, $0.90/lb lead, $1,300/oz gold and $22.70/oz silver, project value on a post-tax basis (NPV8%) is $537.2 million with an IRR of 17.9% . Full payback of the $717.7 million in initial capital costs is estimated to occur in year five of operations using base case metal prices. The proposed Arctic mine site is spread over a distance of approximately 6 km within the upper reaches of the Sub-Arctic Creek Valley. Primary access to the property is currently by air, using both fixed wing aircraft and helicopters. No surface access is currently in place. A MOU has been signed with AIDEA for the development of the AMDIAR which would provide access from the Dalton Highway to within 17 km of the Arctic Project.

The proposed development for the Arctic Project consists of the following major infrastructure: roads and an airstrip, mill buildings and related services facilities including maintenance and truck shops, and assay lab, water supply and distribution, waste management, fuel storage, on site explosive storage, power supply, tailings storage facility (“TSF”) and water management, water treatment plant, construction and permanent camp accommodation, waste rock storage facilities, and communication. All buildings and facilities will be constructed with appropriate heating, ventilation and air conditioning and fire protection systems, water distribution and plumbing systems, and dust control systems. A series of mine haul roads will be constructed from the open pit to the primary crusher, and as well as site roads to and from the truck shop, TSF, and to the Arctic Project airstrip.

Arctic Project - Property Description and Location

The Arctic Project is located in the Ambler mining district of the southern Brooks Range, in the Northwest Arctic Borough (“NWAB”) of Alaska. The Arctic Project is located 260 km east of the town of Kotzebue, 30 km north of the village of Kobuk, 260 km west of the Dalton Highway, an all-weather state maintained public road, at geographic coordinates N67.17° latitude and W156.38° longitude (Universal Transverse Mercator (UTM) North American Datum (NAD) 83, Zone 4 coordinates 7453080N, 613110E). The current size of the Ambler lands is approximately 65 km long x 8 km wide and comprises a total of 45,348 ha.

Figure 1: Regional Location Map

The Ambler lands comprise 45,348 ha of State of Alaska mining claims and US Federal patented mining claims in the Kotzebue Recording District. The Ambler land tenure consists of 1,358 contiguous claims, including 875 40-acre State claims, 481 160-acre State claims, and two Federal patented claims comprising 110 ha held in the name of NovaCopper US Inc. The Arctic Project is located near the southern edge of the centre of the claim block. The Federal patented claim corners were located by the US Geological Survey. There is no expiration date or labor requirement on the Federal patented claims. Rent for each State claim is paid annually to the Alaska Department of Natural Resources (“ADNR”). An Annual Labor Statement must be submitted annually to maintain the State claims in good standing.

In 1971, the US Congress passed the ANCSA which settled land and financial claims made by the Alaska Natives and provided for the establishment of 13 regional corporations to administer those claims. These are known as the Alaska Native Regional Corporations. One of these 13 regional corporations is NANA. ANCSA Lands controlled by NANA bound the southern border of the Property claim block. National Park lands are within 25 km of the northern property border.

Figure 2: Upper Kobuk Mineral Projects Lands Prospect Location Map

540000
560000
580000
600000
620000
640000
660000
680000
7480000
7460000
7440000
7420000
ALASKA
CANADA
FAIRBANKS
NOME
ANCHORAGE
VALDEZ
BETHEL
DILLINGHAM
KODIAK
Bering Sea
Gulf of Alaska
Horse Creek
Snow
Sunshine
Shungnak
NANA- NovaCopper
Area of Interest
Tom Tom
Ambler State
Mining Claims
Arctic
Nora
BT
Ambler
Ambler River
Pardner Hill
Bornite
Aurora
NANA's Bornite
& ANCSA Lands
Dahl Creek Camp
Kobuk
Shungnak
Kobuk River
Legend
Federal
NANA - Selected or conveyed
Private - other
State
Prospect
Major Deposit
Roads/Trails
Rivers
Villages
NovaCopper
Upper Kobuk
Mineral Projects
General Land Status
PROJECTION:
UTM Zone 4, NAD83
SCALE:
0 5 10 20
FIGURE:

There are no known environmental liabilities due to previous operators or from our ongoing exploration activities at the Arctic Project. There has been no mine development or production on the Ambler lands.

Multiple permits are required during the exploration phase of the Arctic Project. Permits are issued from Federal, State, and Regional agencies, including: the Environmental Protection Agency (“EPA”), the US Army Corps of Engineers (“USACE”), the Alaska Department of Environmental Conservation (“ADEC”), the Alaska Department of Fish and Game (“ADF&G”), the ADNR, and the NWAB. The State of Alaska permit for exploration on the Arctic Project, the Annual Hardrock Exploration Activity (“AHEA”) Permit, is obtained and renewed every five years through the ADNR – Division of Mining, Land and Water. NovaCopper holds an AHEA exploration permit in good standing with the Alaska DNR. The Arctic Project is within the NWAB thus requiring a Title 9 Miscellaneous Land Use permit for mineral exploration, fuel storage, gravel extraction, and the operation of a landfill. NovaGold held these permits in good standing during the 2004 to 2008 seasons and renewed the permits for the 2010 exploration season to 2015. The Bornite Camp, Bornite Landfill, Dahl Creek Camp, and the to-be-constructed Arctic Camp are permitted by the ADEC.

A number of statutory reports and payments are required to maintain the claims in good standing on an annual basis. As the Arctic Project progresses, additional permits for environmental baseline and detailed engineering studies will be necessary at federal, state, and local levels.

Arctic Project - Accessibility, Climate, Local Resources, Infrastructure and Physiography

Accessibility is one of the most significant challenges of developing the Arctic Project. There is no developed surface access to the Ambler mining district.

Primary access to the Arctic Project is by air, using both fixed wing aircraft and helicopters. There are four well maintained, approximately 1,500 m-long gravel airstrips located near the Arctic Project, capable of accommodating charter fixed wing aircraft. These airstrips are located 66 km west at Ambler, 46 km southwest at Shungnak, 36 km southwest at Kobuk, and 32 km southwest at Dahl Creek. There is daily commercial air service from Kotzebue to the village of Kobuk, the closest community to the Arctic Project. During the summer months, the Dahl Creek Camp airstrip is suitable for larger aircraft, such as C-130 and DC-6. In addition to the four 1,500 m airstrips, there is a 700 m airstrip located at the Bornite Camp, approximately 25 km southwest of the Arctic Deposit, and a 400 m airstrip located approximately 10 km southwest of the Arctic Deposit. The airstrip at Bornite is suited to smaller aircraft, which support the camp with personnel and supplies. A winter trail and a one-lane dirt road suitable for all-terrain vehicles or construction equipment links the Arctic Project’s main camp at Bornite to the 400 m Dahl Creek airstrip and camp southwest of the Arctic Deposit.

The climate in the region is typical of a sub-arctic environment. Exploration is generally conducted from late May until late September. Weather conditions on the Ambler lands can vary significantly from year to year and can change suddenly. During the summer exploration season, average maximum temperatures range from 10°C to 20°C, while average lows range from -2°C to 7°C (Alaska Climate Summaries: Kobuk 1971 to 2000). By early October, unpredictable weather limits regular helicopter travel to the Arctic Project. During winter months, the Arctic Project can be accessed by snow machine, track vehicle, or fixed wing aircraft. Winter temperatures are routinely below -25°C and can exceed -50°C. Annual precipitation in the region averages at 395 mm with the most rainfall occurring from June through September, and the most snowfall occurring from November through January.

The Arctic Project is located along the south slope of the Brooks Range, which separates the Arctic region from the interior of Alaska. Nearby surface water includes Subarctic Creek, the Shungnak and Kogoluktuk Rivers, the Kobuk River, and numerous small lakes. The Arctic Project is located at the eastern end of Subarctic Creek, a tributary of the Shungnak River to the west, along a ridge between Subarctic Creek and the Kogoluktuk River Valley. The property area is marked by steep and rugged terrain with high topographic relief. Elevations range from 30 masl along the Kobuk River to 1,180 masl on a peak immediately north of the Arctic Project area. The divide between the Shungnak and Kogoluktuk Rivers in the Ambler Lowlands is approximately 220 masl. The Kobuk Valley is located at the transition between boreal forest and Arctic tundra. Spruce, birch, and poplar are found in portions of the valley, with a ground cover of lichens (reindeer moss). Willow and alder thickets and isolated cottonwoods follow drainages, and alpine tundra is found at higher elevations. Tussock tundra and low, heath-type vegetation covers most of the valley floor. Intermittent permafrost exists on the Arctic Project.

Wildlife in the area include caribou, moose, Dall sheep, bears (grizzly and black), wolves, wolverines, coyotes, and foxes. Fish species include salmon, sheefish, arctic char, and arctic grayling. The Kobuk River, which briefly enters the UKMP lands on its southwest corner, is a significant salmon spawning river. Subarctic Creek, which does not contain anadromous fish, drains into the Shungnak River, which drains into the Kobuk River. The caribou on the property belong to the Western Arctic herd that migrates twice a year – south in August, from their summer range north of the Brooks Range, and north in March from their winter range along the Buckland River.

Currently, the Arctic Project does not have access to Alaska power and transportation infrastructure. Beginning in 2009, the Arctic Project has been the focus of the Ambler Mining District Access Corridor study. The State of Alaska has spent approximately US$10 M to identify proposed access routes and to initiate environmental baseline studies. The working group for this study consists of the Alaska Department of Transportation, the ADNR, the Governor’s Office, the AIDEA, NANA, and NovaCopper. The proposed Ambler Access Route is a 322 km road running east from the Property to the Dalton Highway.

The proposed Arctic Project mine site infrastructure is spread over a distance of approximately 6 km within the upper reaches of the Sub-Arctic Creek Valley. The proposed development for the Arctic Project consists of the following major infrastructure: roads and an airstrip, mill buildings and related services facilities including maintenance and truck shops, and assay lab, water supply and distribution, waste management, fuel storage, on site explosive storage, power supply, TSF and water management, water treatment plant, construction and permanent camp accommodation, waste rock storage facilities, and communication infrastructure.

The proposed mine-site infrastructure has been located to take advantage of local topography, minimize pumping requirements from the mill building to the TSF, minimize environmental impacts to Sub-Arctic Creek, minimize snow avalanche mitigation requirements, and to reduce the haul distance from the pit to the primary crusher and TSF.

The Arctic Deposit proposed access road branches off from the proposed AMDIAR and ends at the Arctic Deposit. Figure 3 shows the overall road location plan showing the relationship of the proposed access road to the proposed Brooks East corridor which eventually connects to the existing Dalton Highway 320 km from the access road intersection. The proposed access road is 17 km long from the AMDIAR corridor to the Arctic Project site.

Figure 3: Proposed Access to the Arctic Project Site

The proposed location for an airstrip sufficient to support project activities is located in the valley approximately 21 km from the Arctic Project site. Geotechnical data is not available for the site but it is assumed that the facility will require permafrost protection to ensure year round operations. The proposed airstrip will operate as a private aerodrome and prior permission will be required for all aircraft utilizing the site. The gravel airstrip will be approximately 1,524 meters long and capable of landing a Dash 8 – Q400/Hercules C130.

The Arctic Project will require power of 15 MW of peak load for 10,000 t/d operation demand. It is proposed that power will be generated by five self-contained 3.6 MW prime diesel generators. Four units will be in service with the fifth unit reserved for maintenance. Heat will be recovered from the generators and used to heat the mill, camp and related facilities.

Arctic Project - History

During the 1940’s and 1950’s BCMC, an exploration subsidiary of Kennecott, conducted regional reconnaissance exploration in the Cosmos Hills and the southern Brooks Range. Stream silt sampling in 1963 by BCMC revealed a significant copper anomaly in Arctic Creek roughly 17 km northeast of the previously identified Bornite deposit. The area was subsequently staked and, in 1967, eight core holes were drilled at the Arctic Deposit yielding impressive massive sulphide intercepts over an almost 500-m strike length. BCMC conducted intensive exploration on the property until 1977 and then intermittently through 1998. No drilling or additional exploration was conducted on the Arctic Project between 1998 and 2004.

Arctic Project - Historical Metallurgical Testwork

Metallurgical studies during the Kennecott era included: two initial mineralogical studies undertaken by the Kennecott Research Center (“KRC”) to evaluate and identify the potential beneficiation or metallurgical treatment of concentrates of the samples from the deposit and a subsequent 1999 Lakefield Research Ltd. (Lakefield) metallurgical test program to confirm and improve upon the results from the 1970s KRC test work program. In 2012, NovaCopper contracted SGS to conducted an extensive metallurgical program in support of the Artic PEA, the results of which are described and summarized below under the heading “Arctic Project – Metallurgical Testing”.

Arctic Project - Historical Geophysics

Prior to 1998, Kennecott conducted a series of geophysical surveys which are poorly documented or are unavailable to NovaCopper. In March 1998, Kennecott initiated an extensive helicopter-supported airborne electromagnetic (“EM”) and magnetic survey covering the entire VMS belt, including the Arctic Deposit. Kennecott identified eight EM anomalies which were deemed to have significant potential for mineralization and followed-up with additional gravity lines and/or Controlled Source Audio-frequency Magneto-Telluric (“CSAMT”) lines during 1998. Kennecott conducted no further geophysical field exploration in the district after 1998.

Arctic Project - Historical Drilling

Between 1967 and July 1985, Kennecott (BCMC) completed 86 holes (including 14 large diameter metallurgical test holes) totalling 16,080 m. In 1998, Kennecott drilled an additional 6 core holes totalling 1,492 m to test for: 1) extensions of the known Arctic resource; 2) grade and thickness continuity at Arctic; and 3) a nearby airborne geophysical anomaly. Drilling for all BCMC/Kennecott campaigns in the Arctic Deposit area (1966 to 1998) totals 92 core holes for a combined 17,572 m.

No drilling was performed on the project between 1999 and 2003. NovaGold took control of the project in 2004.

Arctic Project - Historical Geochemistry

Historic geochemistry for the district, compiled in the 1998 Kennecott database, includes 2,255 soil samples, 922 stream silt samples, 363 rock samples, and 37 panned concentrate samples. Data has been sourced from several companies including Kennecott, Sunshine Mining, Resource Associates of Alaska, and NANA. Sourcing of much of the data had been poorly documented in the database. During 1998, Kennecott renewed its effort in the district, and, as a follow-up to the 1998 EM survey, undertook directed soil and rock chip sampling in and around EM anomalies generated in the geophysical targeting effort. During this period Kennecott collected 962 soils and 107 rocks and for the first time used extensive multi-element inductively coupled plasma (“ICP”) analysis.

Arctic Project - Historical Resource Estimates

A series of historic mineral resources have been estimated for the Arctic Deposit, including Russell (1975), Brown (1985), Randolf (1990), Kennecott (1995). The most widely repeated historic mineral resource number is the updated 1995 Kennecott resource, produced in conjunction with the construction of the digital database for the Arctic Project. No supporting data or discussion of the basis of the resource estimation is presented. Table 1 summarizes the results of the 1995 estimate. This historical estimate is not categorized, and it is not known what the equivalent CIM category would be.

This historical resource estimate predates the development of NI 43-101 reporting guidelines, was not estimated in compliance with NI 43-101 procedures and should not be relied on. See “Cautionary Note to United States Investors.”

Table 1: Historical Resource Estimate – 1995

Basis	Tons (Million Tons)	Cu%	Zn%	Pb%	Ag g/ton	Au g/ton
Unknown	36.3	4.0	5.5	0.8	54.9	0.7

Arctic Project - Geologic Setting

Regional Geology

The Ambler district occurs along the southern margin of Brooks Range within an east-west trending zone of Devonian to Jurassic age submarine volcanic and sedimentary rocks (Hitzman et al. 1986). The district covers both: 1) VMS-like deposits and prospects hosted in the Devonian age Ambler Sequence (or Ambler Schist belt), a group of metamorphosed bimodal volcanic rocks with interbedded tuffaceous, graphitic and calcareous volcaniclastic metasediments; and 2) epigenetic carbonate-hosted copper deposits occurring in Devonian age carbonate and phyllitic rocks of the Bornite Carbonate Sequence. The Ambler Sequence occurs in the upper part of the Anirak Schist, the thickest member of the Schist belt or Coldfoot subterrane (Moore et al. 1994). VMS-like stratabound mineralization can be found along the entire 110 km strike length of the district. Immediately south of the Schist belt in the Cosmos Hills, a time equivalent section of the Anirak Schist includes the approximately 1 km thick Bornite Carbonate Sequence. Mineralization of both the VMS-like deposits of the Schist belt and the carbonate-hosted deposits of the Cosmos Hills has been dated at 375 to 387 Ma (Selby el al. 2009; McClelland et al. 2006).

In addition, the Ambler district is characterized by increasing metamorphic grade north perpendicular to the strike of the east-west trending units. The district shows isoclinal folding in the northern portion and thrust faulting to south (Schmidt 1983). The Devonian to Mississippian age Angayucham basalt and the Triassic to Jurassic age mafic volcanic rocks are in low-angle over thrust contact with various units of the Ambler Schist belt and Bornite Carbonate Sequence along the northern edge of the Ambler Lowlands.

Local/Property Geology

Rocks that form the Ambler Sequence consist of a lithologically diverse sequence of lower Paleozoic Devonian age carbonate and siliciclastic strata with interlayered mafic lava flows and sills and felsic tuffs. The clastic strata, derived from terrigenous continental and volcanic sources, were deposited primarily by mass-gravity flow into the sub-wavebase environment of an extending marginal basin.

Though the Ambler Sequence is exposed over 110 km of strike length, descriptions and comments herein will refer to an area between the Kogoluktuk River on the east and the Shungnak River on the west where we have focused the majority of our exploration efforts over the last decade.

The local base of the Ambler Sequence consists of variably metamorphosed carbonates historically referred to as the Gnurgle Gneiss. We interpret these strata as calc-turbidites, perhaps deposited in a sub-wavebase environment adjacent to a carbonate bank. Calcareous schists overlie the Gnurgle Gneiss and host sporadically distributed mafic sills and pillowed lavas. These fine-grained clastic strata indicate a progressively quieter depositional environment up section, and the presence of pillowed lavas indicates a rifting, basinal environment.

Overlying these basal carbonates and pillowed basalts is a section of predominantly fine-grained carbonaceous siliciclastic rocks which host a significant portion of the mineralization in the district including the Arctic Deposit. This quiescent section indicates further isolation from a terrigenous source terrain.

The section above the Arctic Deposit host stratigraphy contains voluminous reworked silicic volcanic strata with the Button Schist at its base. The Button Schist is a regionally continuous and distinctive albite porphyroblastic unit that serves as an excellent marker above the main mineralized stratigraphy. The paucity of volcanically derived strata below the Arctic Deposit host section and abundance above indicates that the basin and surrounding hinterlands underwent major tectonic reorganization during deposition of the Arctic Deposit section. Greywacke sands that we interpret as channeled high-energy turbidites occur throughout the section but concentrate high in the local stratigraphy.

Several rock units show substantial change in thickness and distribution in the vicinity of the Arctic Deposit that may have resulted from the basin architecture existing at the time of deposition. Between the Arctic Ridge, geographically above the Arctic Deposit, and the Riley Ridge to the west, several significant differences have been documented including: 1) the Gnurgle Gneiss, which is thickest in exposures along the northern extension of Arctic Ridge and appears to thin to the west; 2) mafic lavas and sills which thicken from east to west; they show thick occurrences in upper Subarctic Creek and to the west, but are sparsely distributed to the east; 3) the quartzite section, which within and above the Arctic sulphide horizon does not occur in abundance east of Arctic Ridge; it is thicker and occurs voluminously to the west; 4) the Button Schist which thickens dramatically to the west from exposures on Arctic Ridge; exposures to the east are virtually nonexistent; and 5) Greywacke sands which do not exist east of Subarctic Creek but occur in abundance as massive, channeled accumulations to the west, centered on Riley Ridge.

These data are interpreted by us to define a generally north-northwest-trending depocentre through the central Ambler District. Diamictite occurrences described below in concert with these formational changes suggest that the depocentre had a fault-controlled eastern margin with the basin deepening to the west. This original basin architecture appears to have controlled mineralization of the sulphide systems at Ambler and Shungnak (Dead Creek), concentrating fluid flow along structures on the eastern basin margin.

In addition to the underlying pre-deformational structural framework of the district suggested by the stratigraphic thickening of various facies around the Arctic Deposit, the Ambler Sequence is deformed by two penetrative deformational events that significantly complicate the distribution and spatial arrangement of the local stratigraphy; as described below.

F1 Deformation: the earliest penetrative deformation event is associated with greenschist metamorphism and the development of regional schistosity. True isoclinal folds are developed and fold noses typically are thickened. The most notable F1 fold is the Arctic antiform that defines the upper and lower limbs of the Arctic Deposit. The fold closes along a north-northeast- trending fold axis roughly mimicking the trace of Subarctic Creek and opening to the east. Importantly, the overturned lower limb implies that the permissive stratigraphy should be repeated on a lower synformal isocline beneath the currently explored limbs and would connect with the permissive mineralized stratigraphy to the northwest at Shungnak (Dead Creek).

F2 Deformation: the earlier F1 schistosity is in turn deformed by the F2 deformational event that resulted in the local development of an axial planar cleavage. The deformational event is well defined throughout the Schist belt and results in a series of south verging open to moderately overturned folds that define a series of east-west trending folds of similar vergence across the entire Schist belt stratigraphies. This event is likely temporarily related to the emplacement of the Devonian Angayucham volcanics, the obducted Jurassic ophiolites and Cretaceous sediments over the Schist belt stratigraphies. In addition to the earlier penetrative deformation events, a series of poorly defined non-penetrative deformation events, likely as a consequence of Cretaceous extension, are seen as a series of warps or arches across the district. The interplay between the complex local stratigraphy, the isoclinal F1 event, the overturned south verging F2 event and the series of post-penetrative deformational events makes district geological interpretation often extremely difficult at a local scale.

Recent work by us defines the Arctic Deposit as two or more discrete horizons of sulphide mineralization contained in a complexly deformed isoclinal fold with an upright upper limb and an overturned lower limb hosting the main mineral resources. Nearby drilling suggests a third limb, an upright lower limb, likely occurs beneath the currently explored stratigraphy.

Mineralization occurs as stratiform semi-massive sulphide (“SMS”) to massive sulphide (“MS”) beds within primarily graphitic chlorite schists and fine-grained quartz sandstones. The sulphide beds average four meters in thickness but vary from less than one meter up to as much as eighteen meters in thickness. The bulk of the mineralization is within six modelled zones lying along the upper and lower limbs of the Arctic isoclinal anticline. All of the zones are within an area of roughly 1 km2 with mineralization extending to a depth of approximately 250 m below the surface. Mineralization characteristically varies from MS to SMS. Unlike more typical VMS deposits, mineralization is not characterized by steep metal zonation or massive pyritic zones. Mineralization is dominantly sheet-like zones of base metal sulphides with variable pyrite and only minor zonation usually on an extremely small scale. No stockworks or stringer zones in association with the mineralization have been observed. More importantly, the mineralization in general exhibits characteristics and textures common to replacement-style mineralization. Mineralization is predominately coarse-grained sulphides consisting mainly of chalcopyrite, sphalerite, galena, tetrahedrite, arsenopyrite, pyrite and pyrrhotite. Trace amounts of electrum and enargite are also present. Gangue minerals associated with the mineralized horizons include quartz, barite, white mica, black chlorite, talc, calcite, dolomite and cymrite.

Talc and magnesium chlorite are the dominant alteration products associated with the sulphide-bearing horizons. Talc alteration grades downward and outward to mixed talc-magnesium chlorite with minor phlogopite, into zones of dominantly magnesium chlorite, then into mixed magnesium chlorite-phengite with outer phengite-albite zones of alteration. Thickness of alteration zones vary with stratigraphic interpretation, but tens of meters for the outer zones is likely, as seen in phengite-albite exposures on the east side of Arctic Ridge. Stratigraphically above the sulphide-bearing horizons significant muscovite as paragonite is developed and results in a marked shift in sodium/magnesium ratios across the sulphide bearing horizons. Of particular note are the barium (“Ba”) species including barite, cymrite (a high-pressure Ba phyllosilicate), and Ba-bearing muscovite, phlogopite and biotite. These species associated with both alteration and mineralization has also been strongly remobilized during metamorphism (Schmandt 2009).

Historic interpretation of the genesis of the Ambler Schist belt deposits have called for a syngenetic VMS origin with steep thermal gradients in and around seafloor hydrothermal vents resulting in metal deposition due to the rapid cooling of chloride bound base metals. A variety of VMS types have been well documented in the literature (Franklin et al. 2005) with the Ambler Schist belt deposits most similar to deposits associated with a bimodal mafic dominant volcanism related to incipient rifting. The majority of field observations broadly support such a scenario at the Arctic Deposit and include: 1) the tectonic setting with Devonian volcanism in an evolving continental rift; 2) the geologic setting with bimodal volcanics including pillow basalts and limited felsic volcanic tuffs; 3) an alteration assemblage with well-defined magnesium-rich footwall alteration and sodium-rich hanging wall alteration; and 4) typical polymetallic base-metal mineralization with massive and semi-massive sulphides. Although the majority of field observations support a VMS genesis to the deposits of the Schist belt, a series of other observations and characteristics suggest a more direct genetic link with that of the carbonate-hosted Bornite Deposit in the Devonian Bornite Carbonate Sequence. Both deposit types have been dated at 375 to 387 Ma suggesting a clear temporal link.

The principal lithologic units captured in logging and mapping by us, in broad chronological order from oldest to youngest are as follows: greenstone, chlorite schist, talc schist, grey to black schists, metarhyolites, most notably the so-called button schist which serves as an important stratigrahuc marker, quartz muscovite schists, diamictites and greywackes

Arctic Project - Exploration

NovaGold began exploration of the Arctic Deposit and surrounding lands of the Schist belt in 2004 after optioning the property from Kennecott. Previous exploration on the Arctic Project during Kennecott’s tenure is summarized in “Arctic Project – History”. Field exploration was largely conducted during the period between 2004 to 2007 with associated engineering and characterization studies between 2008 and the present. Table 2 summarizes the exploration work conducted by NovaGold and us during our tenure from 2004 to the present.

Table 2: Summary of NovaCopper/NovaGold Exploration Activities Targeting VMS-style Mineralization in the Ambler Sequence Stratigraphy and the Arctic Deposit

Work Completed	Year	Details	Focus
Geological Mapping
-	2004	-	Arctic Deposit surface geology
-	2005	-	Ambler Sequence west of the Arctic Deposit
-	2006	-	COU, Dead Creek, Sunshine, Red
Geophysical Surveys
SWIR Spectrometry	2004	2004 drill holes	Alteration characterization
TDEM	2005	2 loops	Follow-up of Kennecott DIGHEM EM survey
	2006	13 loops	District targets
	2007	6 loops	Arctic extensions
Downhole EM	2007	4 drill holes	Arctic Deposit
Geochemistry
-	2005	-	Stream silts – core area prospects
-	2006	-	Soils – core area prospects
-		-	Stream silts – core area prospects
-	2007	-	Soils – Arctic Deposit area
Survey
Collar	2004 to 2011	GPS	All 2004 to 2011 NovaCopper drill holes
	2004, 2008	Resurveys	Historical Kennecott drill holes
Photography/Topography	2010	-	Photography/topography
Technical Studies
Geotechnical	2010	BGC	Preliminary geotechnical and hazards
ML/ARD	2011	SRK	Preliminary ML and ARD
Metallurgy	2012	SGS	Preliminary mineralogy and metallurgy
Geotechnical and Hydrology	2012	BGC	Preliminary rock mechanics and hydrology
Project Evaluation
Resource Estimation	2008	SRK	Resource estimation
PEA	2011	SRK	PEA
	2012	SRK	PEA update

Note:	SWIR = short wave infrared; ML = metal leaching; BGC = BGC Engineering Inc.; SRK = SRK Consulting

The results of the above exploration programs have been incorporated into the PEA results. For further details, refer to the PEA.

Arctic Project - Mineralization

In 2013, we updated the mineralization models, representing massive and semi-massive VMS-style mineralization. Geometrically, the mineralization is confined to six lenticular mineralized zones concentrated along an isoclinal fold hinge. Five of the six SMS zones contain a core of MS material. For more details regarding length, width, depth and continuity together with a description of the type, character and distribution of the mineralization see “Local/Property Geology” above.

Arctic Project - Drilling

Drilling at the Arctic Deposit has been ongoing since its initial discovery in 1965. Approximately 31,907 m of drilling in 135 drill holes have been completed at the deposit or on potential extensions in 23 campaigns spanning 45 years. All of the drill campaigns have been run under the auspices of either: 1) Kennecott and its subsidiaries, or 2) NovaGold, our predecessor company.

We and our predecessor company NovaGold, have drilled 17,983 m in 59 different drill holes targeting the Arctic Deposit and several other prospects of the Ambler Schist belt. Table 3 summarizes all of the NovaCopper/NovaGold tenure drilling on the Property.

Table 3: Summary of NovaCopper/NovaGold Drilling

Year	Meters	No. of Drill Holes	Sequence	Purpose of Drilling
2004	2,996	11	AR04-78 to 88	Deposit scoping and verification
2005	3,030	9	AR05-89 to 97	Extensions to the Arctic Deposit
2006***	3,100	12	AR06-98 to 109	Property-wide exploration drilling
2007	2,606	4	AR07-110 to 113	Deep extensions of the Arctic Deposit
2008*	3,306	14	AR08-114 to 126	Grade continuity and metallurgy
2011**	1,193	5	AR11-127 to 131	Geotechnical studies
2012***	1,752	4	SC12-014 to 017	Exploration drilling – Sunshine

Notes:

* A total of 12 of the 14 holes drilled in 2008 were utilized in the 2012 SRK resource update. Two holes were maintained in sealed frozen storage to provide additional metallurgical samples if required.

** Geotechnical holes drilled in 2011 are not included in the current resource estimation contained herein.
*** Drilling in 2006 and 2012 targeted exploration targets elsewhere in the VMS belt.

Over the Arctic Project’s history, a relatively limited number of drill companies have been used by Kennecott and NovaCopper/NovaGold at the Arctic Deposit. During Kennecott’s tenure on the Property, Sprague and Henwood, a Pennsylvania-based drilling company was the principal contractor. Sprague and Henwood utilized company manufactured drill rigs during their tenure on the Property. Many of their rigs remain at the Bornite Deposit and constitute a historical inventory of 1950s and 1960s exploration artifacts. Tonto Drilling provided services to Kennecott during Kennecott’s short return to the district in the late 1990s. NovaGold and we have utilized Boart Longyear as our only contractor. The 2004 to 2012 NovaCopper/NovaGold drill programs used a single skid-mounted LF-70 core rig, drilling HQ or NQ core. Wireframes were updated in 2013 to incorporate interpretation of all drill results to date and have been included in the resource estimate.

Arctic Project - Sampling Methodology and Analysis

The data for the Arctic Deposit resource was generated over three primary drilling campaigns: 1966 to 1986 when BCMC, a subsidiary of Kennecott Copper Corporation was the primary operator, 1998 when Kennecott Minerals resumed work after a long hiatus, and 2004 to present with NovaGold and now us as the operators.

Sampling of drill core prior to 1998 by BCMC focused primarily on the mineralized zones; numerous intervals of weak to moderate mineralization were not sampled during this period. During the 1998 campaign, Kennecott did sample some broad zones of alteration and weak mineralization, but much of the unaltered and unmineralized drill core was left unsampled. Little documentation on historic sampling procedures is available.

Between 2004 and 2006, NovaGold conducted a systematic drill core re-logging and re-sampling campaign of Kennecott and BCMC era drill holes AR-09 to AR-74. NovaGold either took 1 to 2 m samples every 10 m, or sampled entire lengths of previously unsampled core within a minimum of 1 m and a maximum or 3 m intervals. The objective of the sampling was to generate a full ICP geochemistry dataset for the Arctic Deposit and ensure continuous sampling throughout the deposit. Sample preparation procedures for NovaGold era work are described below.

All drill core was transported by helicopter in secure core “baskets” to either the Dahl Creek camp or the Bornite camp for logging and sampling. Sample intervals were determined by the geologist during the geological logging process. Sample intervals were labelled with white paper tags and butter (aluminum) tags which were stapled to the core box. Each tag had a unique number which corresponded to that sample interval.Sample intervals were determined by the geological relationships observed in the core and limited to a three meter maximum length and one meter minimum length. An attempt was made to terminate sample intervals at lithological and mineralization boundaries. Sampling was generally continuous from the top to the bottom of the drill hole. When the hole was in unmineralized rock, the sample length was generally three meters, whereas in mineralized units, the sample length was shortened to one to two meters. Geological and geotechnical parameters were recorded based on defined sample intervals and/or drill run intervals (defined by the placement of a wooden block at the end of a core run). Logged parameters were reviewed annually and slight modifications have been made between campaigns, but generally include rock type, mineral abundance, major structures, specific gravity (“SG”), point load testing, recovery and rock quality designation measurements. Drill logs were converted to a digital format and forwarded to the Database Manager, who imported them into the master database. Core was photographed and then brought into the saw shack where it was split in half by the rock saw, divided into sample intervals, and bagged by the core cutters. Not all drill core was oriented; however, core that had been oriented was identified to samplers by a line drawn down the core stick. If core was not competent, it was split by using a spoon to transfer half of the core into the sample bag. Once the core was sawed, half was sent to ALS Chemex Laboratories (“ALS Chemex”) in Vancouver for analysis and the other half was initially stored at the Dahl Creek camp but has been consolidated at the storage facility at the Bornite camp facilities or at our warehouse in Fairbanks. Shipment of core samples from the Dahl Creek camp occurred on a drill hole by drill hole basis. Rice bags, containing two to four poly-bagged core samples each, were marked and labelled with the ALS Chemex address, project and hole number, bag number, and sample numbers enclosed. Rice bags were secured with a pre-numbered plastic security tie and a twist wire tie and then assembled into sling loads for transport by chartered flights on a commercial airline to Fairbanks, where they were met by a contracted expeditor for deliver directly to the ALS Minerals preparation facility in Fairbanks. In addition to the core, control samples were inserted into the shipments at the approximate rate of one standard, one blank and one duplicate per 20 core samples:

  Standards: four standards were used at the Arctic Deposit. The core cutter inserted a sachet of the appropriate standard, as well as the sample tag, into the sample bag.
  Blanks: were composed of an unmineralized landscape aggregate. The core cutter inserted about 150 g of blank, as well as the sample tag, into the sample bag.
  Duplicates: the assay laboratory split the sample and ran both splits. The core cutter inserted a sample tag into an empty sample bag.

Samples were logged into a tracking system on arrival at ALS Chemex, and weighed. Samples were then crushed, dried, and a 250 g split pulverized to greater than 85% passing 75 μm.

Gold assays were determined using fire analysis followed by an atomic absorption spectroscopy finish. The lower detection limit was 0.005 ppm gold; the upper limit was 1,000 ppm gold. An additional 34-element suite was assayed by inductively coupled plasma-atomic emission spectroscopy (“ICP-AES”) methodology, following nitric acid aqua regia digestion. The copper analyses were completed by atomic absorption (“AA”), following a triple acid digest.

The accreditations of Primary and Secondary assay laboratories used during the 1966 – 1986 campaigns are not known. ALS Analytical Lab (Fairbanks, Alaska) was the Primary assay lab between 1998 – present. ALS Chemex has attained International Organization for Standardization (ISO) 9001:2000 registration. In addition, the ALS Chemex laboratory in Vancouver is accredited to ISO 17025 by Standards Council of Canada for a number of specific test procedures including fire assay of gold by AA, ICP and gravimetric finish, multi-element ICP and AA assays for silver, copper, lead and zinc.

During 2013, we conducted a 26% audit of the NovaGold era assay database fields: sample interval, Au, Ag, Cu, Zn, and Pb. This audit is documented in a series of memos (Brown 2011; West 2013). Our staff did not identify and/or correct any transcription and/or coding errors in the database prior to resource estimation. We also retained independent consultant Caroline Vallat, P.Geo. of GeoSpark Consulting Inc. to: 1) re-load 100% of the historical assay certificates, 2) conduct a QA/QC review of paired historical assays and NovaGold era re-assays; 3) monitor an independent check assay program for the 2004 to 2008 and 2011 drill campaigns; and 4) generate QA/QC reports for the 2004 to 2008 and 2011 drill campaigns.

Arctic – Security of Samples

Security measures taken during historical Kennecott and BCMC programs are unknown to NovaGold or us. We are not aware of any reason to suspect that any of these samples have been tampered with. The 2004 to 2011 samples were either in the custody of NovaGold personnel, contractors or the assay laboratories at all times as discussed above, and the chain of custody of the samples is well documented.

Arctic Project - Mineral Resource Estimate

The mineral resource estimate was prepared by completed by Mike O’Brien, Pr.SciNat (SACNASP#400295/87) of Tetra Tech with an effective date of the resource estimate as July 30, 2013.

The mineral resource model prepared by Tetra Tech considers diamond drill holes drilled by different operators during the period 1965 to 2011. The majority of the assaying has been completed in recent years by us and our previous parent company NovaGold. The mineral resource for the Arctic Project is supported by 43 core holes (approximately 13,500 m) drilled by NovaGold and 92 core holes (approximately 17,600 m) drilled by previous owners Kennecott, and/or a Kennecott subsidiary. The geological and assay database used to estimate the Arctic Project mineral resources have been reviewed and audited by Tetra Tech.

Leapfrog™ software (version 2.5.1) was used to review and verify the resource estimation domains, prior to being imported into Isatis™ software (version 2012.1) to prepare assay data for geostatistical analysis, variography, block model construction, metal grade estimation and mineral resource tabulation. Mineral Resources were estimated into five MS and six SMS lenses, and then combined for an overall grade for the mineralized portion of the 10 m by 10 m by 5 m block. Extreme lead and gold assays were capped prior to compositing. Ordinary kriging and inverse distance squared estimates were run, with ordinary kriging used for resource reporting and inverse distance squared used for validation. Search parameters were constrained within each mineralized domain and required an optimum number of 15 composites, minimum number of 5 composites, minimum number of 2 drill holes, and maximum search distance range of 200 m. In general, blocks categorized as Indicated were supported by at least two drill holes within a 75 m search radii, and blocks categorized as Inferred were supported by at least 2 drill holes within a 150 m search radii. Estimated resources for the Arctic Deposit are reported in the following Table 4 and Table 5.

The Arctic Project has no known reserves.

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

Table 4 Indicated Resource Estimate for the Arctic Project (NSR Cut-off of $35/t)

Cautionary Note to United States Investors concerning estimates of Indicated Resources. This section uses the term “indicated resources”. We advise United States investors that these terms are not recognized by the SEC. United States investors are cautioned not to assume that estimates of indicated mineral resources are economically minable, or will be upgraded into measured mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors.”

Category	Mt	Cu (%)	Zn (%)	Pb (%)	Au (g/t)	Ag (g/t)	Cu (Mlb)	Zn (Mlb)	Pb (Mlb)	Au (Moz)	Ag (Moz)
Indicated	23.848	3.26	4.45	0.76	0.71	53.2	1,713	2,338	400.9	0.55	40.8

Notes:	1.

These resource estimates have been prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

2.

Mineral Resources are reported within mineralization wireframes, contained within an Indicated pit design using an assumed copper price of $2.90/lb, zinc price of $0.85/lb, lead price of $0.90/lb, silver price of $22.70/oz, and gold price of $1,300/oz.

	3.	Appropriate mining costs, processing costs, metal recoveries and inter ramp pit slope angles were used to generate the pit design.
4.

The $35.01/t milled cut-off is calculated based on a process operating cost of $19.03/t, G&A of $7.22/t and site services of $8.76/t. NSR equals payable metal values, based on the metal prices outlined in Note 2 above, less applicable treatment, smelting, refining costs, penalties, concentrate transportation costs, insurance and losses and royalties.

	5.	The LOM strip ratio is 8.39.
	6.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.
	7.	Tonnage and grade measurements are in metric units. Contained copper, zinc and lead pounds are reported as imperial pounds, contained silver and gold ounces as troy ounces.

Table 5 Inferred Resource Estimate for the Arctic Project (NSR Cut-off of $35/t)

Cautionary Note to United States Investors concerning estimates of Inferred Resources. This section uses the term “inferred resources”. We advise United States investors that these terms are not recognized by the SEC. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. United States investors are cautioned not to assume that estimates of inferred mineral resources exist, are economically minable, or will be upgraded into measured or indicated mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors.”

Category	Mt	Cu (%)	Zn (%)	Pb (%)	Au (g/t)	Ag (g/t)	Cu (Mlb)	Zn (Mlb)	Pb (Mlb)	Au (Moz)	Ag (Moz)
Inferred	3.363	3.22	3.84	0.58	0.59	41.5	239	285	43.2	0.06	4.5

Notes:	1.

These resource estimates have been prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Inferred resources have a great amount of uncertainty as to their existence and whether they can be mined legally or economically. It cannot be assumed that all or any part of the Inferred resources will ever be upgraded to a higher category.

2.

Mineral Resources are reported within mineralization wireframes, contained within an Inferred pit design using an assumed copper price of $2.90/lb, zinc price of $0.85/lb, lead price of $0.90/lb, silver price of $22.70/oz, and gold price of $1,300/oz.

3.	Appropriate mining costs, processing costs, metal recoveries and inter ramp pit slope angles were used to generate the pit design.
4.

The $35.01/t milled cut-off is calculated based on a process operating cost of $19.03/t, G&A of $7.22/t and site services of $8.76/t. NSR equals payable metal values, based on the metal prices outlined in Note 2 above, less applicable treatment, smelting, refining costs, penalties, concentrate transportation costs, insurance and losses and royalties.

5.	The LOM strip ratio is 8.39.
6.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.
7.	Tonnage and grade measurements are in metric units. Contained copper, zinc and lead pounds are reported as imperial pounds, contained silver and gold ounces as troy ounces.

Arctic Project – Mining Operations

The Arctic Project is not currently in production; for contemplated exploration or development activities see below.

Arctic Project – Exploration and Development

As noted in the summary Arctic Project - Overview above, we engaged Tetra Tech to prepare a PEA for the Arctic Project. The following summary describes the main results and assumptions of the PEA not previously discussed above.

The PEA is based on a conventional truck-and-shovel, open-pit mine design at a single pit. The mining schedule was developed based on a maximum mill capacity of 10,000 t/d. The Arctic Project’s total mine life is 13 years, including 1 year of pre-stripping followed by 12 years of production. The pit uses four pushbacks and a minimum mining width of 40 m. Over the 13-year life, the pit is producing 35.7 Mt of mineralized material and 299.4 Mt of waste rock. The LOM stripping ratio is 8.39 and the stripping ratio excluding the pre-stripping waste rock is 7.94. The mining schedule does not currently consider a low-grade stockpiling option but this can be assessed in more detail in future studies.

Mineral Processing and Metallurgical Testing

Since 1970, metallurgical test work has been conducted to determine the flotation response of various samples extracted from the Arctic Deposit. In general, the samples tested produced similar metallurgical performances. In 2012, SGS Mineral Services (“SGS”) conducted a metallurgical test program to further study metallurgical responses of the samples produced from Zones 1, 2, 3, and 5 of the Arctic Deposit. The flotation test procedures used talc pre-flotation, conventional copper-lead bulk flotation and zinc flotation, followed by copper and lead separation. In general, the 2012 test results indicated that the samples responded well to the flowsheet tested. Below is a summary of average results of the locked cycle tests (without copper and lead separation).

  The copper recoveries to the bulk copper-lead concentrates ranged from 89 to 93% excluding the Zone 1 & 2 composite which produced a copper recovery of approximately 84%; the copper grades of the bulk concentrates were 24 to 28%.

  Approximately 92 to 94% of the lead was recovered to the bulk copper-lead concentrates containing 9 to 13% lead.

  The zinc recovery was 84.2% from Composite Zone 1 & 2, 93.0% from Composite Zone 3 and 90.5% from Composite Zone 5. On average, the zinc grades of the concentrates produced were higher than 55%, excluding the concentrate generated from Composite Zone 1 & 2, which contained only 44.5% zinc.

  Gold and silver were predominantly recovered into the bulk copper-lead concentrates. Gold recoveries to this concentrate ranged from 65 to 80%, and silver recoveries ranged from 80 to 86%.

Using an open circuit procedure, the copper and lead separation tests on the bulk copper-lead concentrate produced from the locked cycle tests generated reasonable copper and lead separation. The copper concentrates produced contained approximately 28 to 31% copper, while the grades of the lead concentrates were in the range of 41% to 67% lead. Also, it appears that most of the gold reported to the copper concentrate and on average the silver was equally recovered into the copper and lead concentrates.

The 2012 grindability test results showed that the Bond ball millwork index tests ranged from 6.5 to 11 kWh/t and abrasion index tests fluctuated from 0.017 to 0.072 g for the mineralized samples. The data indicates that the samples are neither resistant nor abrasive to ball mill grinding. The materials are considered to be soft or very soft in terms of grinding requirements.

Recovery Methods

A 10,000 t/d process plant has been designed to process the massive and semi-massive sulphide mineralization of the Arctic Property. The main economic elements found in the deposit are copper, zinc, lead, and associated gold and silver. The process plant will operate two twelve hour shifts per day, 365 days per year with an overall plant availability of 92%. The process plant will produce three concentrates: 1) copper concentrate, 2) zinc concentrate, and 3) lead concentrate. Gold and silver are expected to be payable at a smelter and are recovered in both the copper and lead concentrates. The process plant feed will be supplied from the Arctic open pit mine.

The mill feed will be hauled from the open pit to a primary crushing facility where the material will be crushed by a jaw crusher to a particle size of 80% passing 125 mm.

The crushed material will be ground by two stages of grinding, consisting of one SAG mill and one ball mill in closed circuit with hydrocyclones (SAB circuit). The hydrocyclone overflow with a grind size of approximately 80% passing 70 µm will first undergo pre-talc flotation, and then be processed by conventional bulk flotation (to recover copper, lead, and associated gold and silver), followed by zinc flotation. The rougher bulk concentrate will be cleaned and followed by copper and lead separation to produce a lead concentrate and a copper concentrate. The final tailings from the zinc flotation circuit will be pumped to the TSF. Copper, lead, and zinc concentrates will be thickened and pressure-filtered before being transported by truck to a port and shipped to smelters.

The LOM average mill feed is expected to contain 2.28% copper, 0.53% lead, 3.13% zinc, 0.5 g/t gold, and 37 g/t silver. According to the mine plan developed for the PEA study and metallurgical test results, the LOM average metal recoveries and concentrate grades are projected below:

  copper concentrate recovery: 87.1% copper; 57.9% gold; 40.2% silver; copper grade: 29%

  lead concentrate recovery: 74.0% lead; 6.8% gold; 40.2% silver; lead grade: 50%

  zinc concentrate recovery: 86.8% zinc; zinc grade: 56%.

Tailings and Storage Facility

The co-disposal TSF will be a fully lined facility consisting of rockfill embankment constructed across the Sub-Arctic Creek drainage, creating an impoundment that will extend up the drainage. The rockfill embankment will be constructed to an ultimate crest elevation of 655 mamsl with the embankment being raised in stages to minimize the initial capital construction cost. During operations, potential acid generating (PAG) waste rock will be placed at the bottom and sides of the basin forming layers with consecutive disposal on tailings that will be filling the voids. The tailings has the potential to generate acid and, therefore, the tailings and the PAG waste rock will be placed under water and remain permanently submerged in order to reduce the potential for acid generation. Additional studies will be required to determine the most suitable method of co-disposal and potential requirements for acid rock drainage (ARD) management and mitigation programs will need to be part of the design of the TSF.

The TSF will be required to contain 110.5 Mm3 total over the 12-year LOM, with 23.8 Mm3 to accommodate the tailings at an assumed stored dry density of 1.5 t/m3 and 86.7 Mm3 of PAG waste rock at an assumed stored dry density of 1.9 t/m3. The TSF will be sited as a staged rockfill embankment with an upstream geomembrane liner. The starter embankment will have a crest elevation of 560 m and impound 1 year of mining production, which is approximately 670,000 m3 of tailings and 12.3 Mm3 of waste rock.

Arctic Project - Environmental Considerations

Environmental baseline data collection was initiated in 2007, including surface water quality sampling, wetlands mapping, stream flow monitoring, aquatic life surveys, subsistence, meteorological monitoring, and acid base accounting sampling. Additional baseline environmental data in the Ambler Lowlands, the Subarctic Creek drainage, the Shungnak River drainage and downstream receiving environments will be required to support future mine design, development of an environmental impact statement, permitting, construction and operations.

The Arctic Project has the potential to significantly improve work opportunities for local and regional residents. In October 2011, we signed an agreement with NANA which in addition to consolidating landholdings in the Ambler district, has language establishing native hiring preferences and preferential use of NANA subsidiaries for contract work. Furthermore, the agreement formalized an Oversight Committee, with equal representation from NANA and us, to regularly review project plans and activities. In addition, a Subsistence Subcommittee has been formed to protect subsistence and the Iñupiaq way of life and a Workforce Development Subcommittee is also in place to address current and future employment needs. We meet monthly, during summer months, with the residents of Kobuk, Shungnak and Ambler, the three villages closest to the project area. We also meet annually with eight other NANA region villages including Noatak, Kivalina, Kotzebue, Kiana, Deering, Buckland, Selawik and Noorvik, for the purpose of updating residents on project plans and fielding their questions and concerns. We have also developed a good working relationship with the NWAB government.

The Arctic Project will be subject to a mine permitting process which will include compliance with the National Environmental Policy Act and will require a number of major mine permits from state and federal agencies as well as a significant number of minor permits. Although a number of federal conservation units are located in the general vicinity of the Arctic Project, including but not limited to the Gates of the Arctic National Parks, Kobuk Preserve, Selawik National Wildlife Refuge, and Kobuk Valley and Selawik Wilderness areas, there presence does not change the permitting process nor add to the number of permits required for the Arctic Project.

We will be required to develop a formal project description and detailed reclamation and closure plan to support a successful permit application strategy. The mine plan will embrace the concept of “design for closure”. In order to reduce any lasting risk of environmental impacts, the plan will minimize surface disturbances during operations and promote long-term stability of the site after closure.

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

Arctic Project - Current Activities

The focus of work on the Arctic Project in 2013 was the production of the PEA. Field work at the Arctic Project was limited during 2013 to reconnaissance work, minor geochemical processing and regional mapping. Exploration drilling was focused on the Bornite deposit in 2013.

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

Bornite Project - Accessibility, Climate, Local Resources, Infrastructure, and Physiography

The Bornite Project is located in Northwest Alaska in the Cosmos Hills on the southern flank of the Brooks Range. It is approximately 67.1 ° north latitude and 156.38 ° west longitude, approximately 260 km east of Kotzebue, Alaska and 460 km northwest of Fairbanks, Alaska. Kobuk is the closest community to Bornite. There is daily air service from Kotzebue to Kobuk. Twenty-six kilometers of improved gravel road connect Kobuk to the camp. On the road to the Bornite camp are the Dahl camp and a 1,460 meter airstrip. During the summer months the Dahl camp airstrip is suitable for larger aircraft such as C-130 and DC-6. A second, shorter airstrip is adjacent to the Bornite camp. This is suitable for smaller aircraft to support the Bornite camp with personnel and supplies. The two other villages close to Bornite are Shungnak, 16 km downriver from Kobuk, and Ambler, 48 km further downriver from Shungnak. The discussion regarding the accessibility challenges relating to the Arctic Project, particularly with respect to the development of an access road from the Dalton Highway, is applicable to the Bornite Project as well. (See “Arctic Project – Overview”).

The Bornite camp is 64 km north of the Arctic Circle. Average rainfall is approximately 43 cm per year while average snowfall is approximately 142 cm per year. Summers are generally mild and sunny while winters are extremely dark and cold. Extreme temperatures recorded in Kobuk range from 32°C in summer to -56°C in winter.

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

In 2011, the camp was expanded to twenty sleeping tents, three administrative tents, two shower/bathroom tents, one medical tent, and one dining/cooking tent. With these additions, the camp capacity was increased to 49 beds. A 27 meter by 9 meter core logging facility was also built in summer of 2011.

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

Bornite Project - History

Kennecott and Bear Creek Mining Tenure

Regional exploration began in the early 1900s when gold prospectors noted copper occurrences in the hills north of Kobuk, Alaska. In 1947, local prospector Rhinehart “Rhiny” Berg along with various partners traversing in the area located outcropping mineralization along Ruby Creek (Bornite) on the north side of the Cosmos Hills. They subsequently staked claims over the Ruby Creek showings and constructed an airstrip for access. In 1957, Bear Creek Mining Company (“BCMC”), Kennecott's exploration subsidiary, optioned the property from Berg.

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

Kennecott completed numerous geophysical surveys as an integral part of exploration throughout their tenure on the property. Various reports, notes, figures, and data files stored in Kennecott’s Salt Lake City, Utah exploration office indicated that geophysical work included, but was not limited to, the following:

  Airborne magnetic and EM surveys (fixed-wing INPUT) (1950s)

  Gravity, single point, Audio-Frequency Magneto-Telluric (“AMT”), EM, borehole and surface IP/resistivity surveys (1960s)

  Gravity, airborne magnetic, and CSAMT surveys (1990s)

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

Bornite Historical Resource Estimations

All of the historic resource estimates presented below were made prior to the implementation of NI 43-101. They do not conform to NI 43-101 reporting standards and should not be relied upon or interpreted as such. They are presented here for information purposes only.

  Lund (1961): The earliest and most widely repeated resource number reported 91 million tons at 1.2% Cu in an unconstrained polygonal resource estimate. At a constrained 1% Cu cut-off grade, 21.2 million tons of 3.04% Cu and at a 2.5% Cu cut-off, 5.2 million tons of 5.83% Cu were reported. The estimation is based on an 11.0 ft3/ton tonnage factor for the Lower Reef or lower grade mineralization and a 10.0 ft3/ton tonnage factor for the higher grade Upper Reef mineralization. It is not known if the tonnage factors were based on any direct specific gravity measurements of the Bornite drill core. Metals such as silver and cobalt were not considered in any of the historical estimations.

  C.T. Penney (1968): For the No.1 Ore Body, reported 180,000-200,000 tons at 8.4% Cu.

  Reed (1971): Apparently tabulated using a grade times thickness cut-off criterion, for the Upper Reef and Lower Reef reported a total of 35.7 M tons at 2.15% Cu.

  Sichermann (1974): The estimation utilized a polygonal methodology and is not considered entirely accurate as down-hole surveys were not available for all drill holes and mineralization lenses were observed to be erratic. A 10.5 ft3/ton tonnage factor for >1% Cu mineralization and an 8.0 ft3/ton tonnage factor for >4% Cu mineralization was applied. Two different resource estimates are documented; these estimations report 5 million tons (4.56 million tonnes) at 4% Cu and 40 million tons (36.2 million tonnes) at 2% Cu, respectively, without reporting cut-off grades. The sources of these estimations are unknown.

In 1997, Macfarlane conducted a more rigorous resource estimation of the Ruby Creek (Bornite) deposit. This estimation used Vulcan 3D modeling and resource estimation software. A series of grade shells at 0.2%, 0.5% and 1.0% copper were manually constructed on sections and imported into Vulcan. Within each shell, separate resource calculations at 0.5%, 1.0%, 2%, and 4.0% copper cut-off grades were made. The grade shells were constructed irrespective of various lithologies or mineralization styles. Attempts to create meaningful semi-variograms for copper mineralization were unsuccessful. Lacking useful semi-variograms, an inverse distance squared weighting methodology was used to estimate the resource. Results of the estimation are shown in Table 6.

Table 6: Bornite Historical Resource (Kennecott, 1997)

Cut-off (% Cu)	0.2% Grade shell		0.5% Grade shell		1% Grade shell
	Tonnage (M tonnes)	Grade (Cu %)	Tonnage (M tonnes)	Grade (Cu %)	Tonnage (M tonnes)	Grade (Cu %)
0.5	71.6	1.24	40.5	1.41	17.1	2.02
1.0	27.0	2.09	22.3	1.92	14.2	2.26
2.0	6.6	4.48	4.7	4.02	4.0	4.39
4.0	2.2	8.06	1.5	7.15	1.1	9.54

An approximation of the specific gravity, based on the relationship of copper grade to specific gravity, was supplied by Kennecott. No support for the approximation was presented. The author recognized that the tonnages for massive pyrite areas with low grade copper zones were significantly underestimated.

Bornite Project - Geological Setting and Mineralization

The Bornite Project is located within the Arctic Alaska Terrane, a sequence of mostly Paleozoic continental margin rocks that make up the Brooks Range and North Slope of Alaska. It is within the Phyllite Belt geologic subdivision, which together with the higher grade Schist Belt, stretches almost the entire length of the Brooks Range and is considered to represent the hinterland of the Jurassic Brooks Range orogeny. The southern margin of the Phyllite Belt is marked by melange and low angle faults associated with the Kobuk River fault zone, while the northern boundary is thought to be gradational with the higher grade metamorphic rocks of the Schist Belt (Till et al., 2008) which contains the previously discussed Arctic deposit. The autochthonous stratigraphy of the Ambler district is characterized by lower greenschist to epidote-amphibolite facies, pelitic, carbonate and local metavolcanic rocks.

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

Copper mineralization at the Ruby Creek zone consists of stacked, crudely-stratiform bodies hosted in secondary dolostone. These approximately tabular zones are semi-equant in plan view and range from approximately 75 to 1700 meters in dimension (at a 0.2% copper cut-off). True thicknesses vary greatly and range from roughly 1 to greater than 150 meters with thicknesses up to 200 meters where multiple zones are closely stacked.

High grade mineralization—massive copper sulfides of greater than 10% copper—occurs as stratiform bodies with footprints of 50 to 150 meters and thicknesses ranging from 1 to 17 meters.

The Bornite deposit area is divided into three generalized zones or loci of increased grade and thickness: the South Reef zone and the Ruby Creek zone comprised of the Lower Reef and Upper Reef. The Lower and Upper Reefs of the Ruby Creek zone are separated stratigraphically, but lie along a common north-easterly trend, and the South Reef is located about 400 to 600 m to the southeast along a similar north-easterly trend. Copper mineralization at the Bornite Project is comprised of chalcopyrite, bornite, and chalcocite distributed in stacked, roughly stratiform zones exploiting favorable stratigraphy within the dolomitized limestone package. Mineralization occurs, in order of increasing grade, as disseminations, irregular and discontinuous stringer-style veining, breccia matrix replacement, and stratiform massive sulfides. Typical high grade mineralization is composed of strong chalcocite, bornite and chalcopyrite mineralization.

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

The Bornite carbonate sequence host to the mineralization at the Bornite Project is exposed over approximately 16 km along the north slope of the Cosmos Hills and to a lesser extent on the southern margin of the Cosmos Hills arch. Numerous areas of hydrothermal dolomitization and copper mineralization occur across the entire width of outcropping carbonates and are the focus of ongoing regional exploration. Most notable of the known prospects are the Pardner Hill and Aurora Mountain areas, where outcropping mineralization was discovered and drill-tested during the Kennecott era.

The Pardner Hill prospect is located five kilometers west of the Bornite deposit and consists of a three kilometer long Cu (± Zn) soil and rock geochemical anomaly in rubble cropping ferroan dolostone. Kennecott drilled 16 holes in the area and defined a stratiform copper mineralized zone roughly 150 by 400 meters and varying from five to 35 meters thick at the southern end of the geochemical anomaly. Mineralization remains open down-dip and to the south.

Dolomitization and anomalous copper and zinc geochemistry also characterize the Aurora Mountain prospect, located six kilometers west of Bornite. Anomalies are distributed along a two kilometer mineralized horizon about a third of which has been tested by four Kennecott era drill holes.

Bornite Project – Exploration Targeting

Exploration in and around the Bornite Project by Kennecott from 1957 to 1998 is summarized above. In addition to the extensive drilling completed during the more than 40 year tenure of Kennecott in the district, Kennecott completed widespread surface geochemical sampling, regional and property scale mapping, and numerous geophysical surveys employing a wide variety of techniques. The majority of this data has been acquired by us and forms the basis for renewed exploration that targets Bornite-style mineralization in the Bornite carbonate sequence.

NovaGold as the precursor company to us began to actively pursue an agreement to explore the Bornite Project with NANA in 2005 resulting in an initial airborne geophysical survey in 2006. Negotiations on the consolidation and exploration of the entire Ambler district continued for the next several years culminating in the NANA Agreement in October, 2011.

With the NANA Agreement approaching completion, NovaGold initiated work in 2010 to begin to characterize the exploration potential and depositional controls by re-logging and re-analyzing select drill holes with a Niton portable XRF to determine geochemical variability. In 2011, NovaGold began an initial drill program to verify the historical database and exploration potential and conducted additional geophysical surveys to provide better targeting tools for continued exploration in the district. In 2012, we expanded the IP geophysical coverage completing a major district-wide survey that targeted the prospective Bornite Carbonate sequence. Subsequent resourcedrilling between 2011 and 2013based on the exploration targeting is discussed in the Bornite Project - Mineral Resource Estimatessection below.

2006 NovaGold Exploration

In 2006, NovaGold contracted Fugro World Wide to complete a detailed helicopter DIGHEM magnetic, electromagnetic and radiometric survey of the Cosmos Hills. The survey covered a rectangular block roughly 11 by 30 miles (18 by 49 kilometers which totaled 2852 line kilometers). The survey was flown at 300 meter line spacing with a line direction of N20E. The DIGHEM helicopter survey system produced detailed profile data of magnetics, EM responses and radiometrics (total count, uranium, thorium and potassium) and was processed into maps of magnetics, discrete EM anomalies, EM apparent resistivities, and radiometric responses.

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

2012 NovaCopper Exploration

Based on the success of the 2011 geophysical program, we contracted Zonge International to conduct a major district-wide dipole/dipole IP survey, a down-hole IP radial array survey in the South Reef, and an extensive physical property characterization study of the various lithologies to better interpret the existing historical geophysical data.

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

Bornite Project - Drilling

The Bornite Project has been explored by 217 drill holes, totaling 70,003 meters. These holes were completed during 20 different annual campaigns dating from 1957 through 2012. Three underground programs totalling 51 drill holes and targeting the No.1 Ore Body at Ruby Creek were completed between 1966 and 1968. For information on additional drilling completed in 2013, see Bornite Project – Recent Developments.

All of the drill campaigns except the 2011 NovaGold campaign and our 2012 campaign, 14 and 22 drill holes, respectively, were undertaken by Kennecott. Sprague and Henwood, a Pennsylvania-based drill company completed all of the Kennecott drilling except the 1997 program (3 drill holes) completed by Tonto Drilling Services, Inc. (a NANA Dynatech company). The 2011 NovaGold and our 2012 programs utilized Boart Longyear Company.

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

The 2011 NovaGold drill program had three objectives: 1) to obtain new geologic and assay data to verify and validate the previous work done by Kennecott; 2) to test extensions of the known deposit; and 3) to drill new areas for potential mineralization and geologic information near the deposit. The highlight of the program was drill hole RC11-187 which intersected 178 meters of 4% copper and led to the discovery and recognition of the South Reef zone as a major potential resource.

In 2012, based on the results of its 2011 exploration drilling at South Reef, we began aggressively delineating mineralization in that zone. A total of 21 drill holes and one nearby exploration drill hole were completed totaling 15,457 m. The drilling was patterned on hexagonal closely-packed drill spacing with individual holes spaced approximately 100 m apart on the apices of equilateral triangles. Drilling in 2012 targeted expansion and definition of the South Reef zone culminating in the current resource estimation discussed below.

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

The 2011 and 2012 halved core samples were crushed to 70% passing two millimeters and a nominal 250 gram split was pulverized to 85% passing 75 microns at the ALS Minerals Fairbanks facility. The resulting pulp was sent to ALS Minerals Vancouver lab for analysis. Gold content was determined by fire assay fusion with an atomic absorption (AA) finish from a nominal 30 gram split. Initial results for all other elements (48) were determined via four acid digestion and both ICP-MS and ICP-AES analysis on a nominal 25 gram split. Samples with over limit values for copper and zinc (>10,000ppm) were re-run using a four acid digestion, which was diluted for an ICP-AES or AA finish. Samples greater than 40% Cu were re-run using a volumetric titration finish after a four acid digestion.

We continued our QA/QC program first initiated by NovaGold in 2004. Three QA/QC samples selected by the logging geologist were inserted into every 20 sample batch. QA/QC samples included one duplicate, one blank, and one standard reference material (“SRM”). Duplicate samples were prepared at the prep facility by taking a second split from the entire prepped sample. In 2011, a commercial landscape marble was used as the blank material for every drill hole, except one. Barren marble core, from a previous abandoned drill hole, was used as the blank material for one 2011 drill hole and all 2012 drill holes.

In 2011, a very low grade SRM was inserted in batches that consisted of unmineralized core. The other three SRMs, ranging in accepted copper values of 0.193% to 2.37%, were inserted to match the estimated copper content of the core. One SRM was sourced from CDN Resource Laboratories Ltd. labs in Langley, British Columbia and the other three were from Ore Research and Exploration in North Victoria, Australia. In 2012, a very low grade SRM was inserted in batches that consisted of unmineralized core. The other four SRMs, ranging in accepted copper values of 0.193% to 10.403%, were inserted to match the estimated copper content of the core. Two SRMs were sourced from CDN labs; one was sourced from Ore Research & Exploration Pty Ltd., North Victoria, Australia; and, the remaining two were sourced from Geostats Pty Ltd. of Western Australia. Assay performance for blank and SRM samples was within acceptable limits.

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

All 2011 and 2012 core logging data including sample intervals and descriptions were directly entered into a Microsoft Access based application called DataLogger, created by, and customized for the project by GeoSpark Consulting Inc., of Nanaimo, British Columbia. In 2011, this data was imported on a weekly basis into the DataShed database located on a server in the NovaGold Vancouver Office. In 2012, the system was modified to allow each laptop to sync daily to the master Data Logger database residing on the Bornite camp server. Assay data was imported directly into DataShed from csv files either downloaded or e-mailed from ALS Labs.

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

Bornite Project - Mineral Resource Estimates

The Ruby Creek zone mineral resource estimate has been prepared by Bruce M. Davis, FAusIMM of BD Resource Consulting, Inc. (“BDRC”). The South Reef zone mineral resource estimate has been prepared by Bruce M. Davis FAusIMM, BDRC and Robert Sim P.Geo., SIM Geological Inc. (“SGI”) both independent “Qualified Persons” as defined in NI 43-101. We filed a NI 43-101 compliant Technical Report, with an effective date of January 31, 2013 titled “Technical Report for the Bornite Deposit, South Reef and Ruby Creek Zones, Northwest Alaska, USA”.

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

The databases used to estimate the Bornite Project mineral resources were audited and the current drilling information is deemed sufficiently reliable to interpret with confidence the boundaries for copper mineralization and the assay data are deemed sufficiently reliable to support mineral resource estimation.

Vulcan version 8.1.4 was used to review, verify, and design the Ruby Creek resource estimation domains, prepare assay data for geostatistical analysis, construct the block model, estimate metal grades, and tabulate mineral resources. The non-commercial software, including Geostatistical Library (GSLib) family of software, and Sage 2001© were used for geostatistical analysis and variography. At Ruby Creek, the average sample length is 1.64 m, with the majority of samples collected at 1.5 m intervals. A 5-m composite length was selected for Ruby Creek to be consistent with the 5 m block size, and to avoid segmenting long sample intervals. At Ruby Creek, 5-m composited samples containing greater than 10% copper in any domain are limited to a maximum distance of influence of 20 m laterally and 10 m vertically, during block grade estimation. Overall, this approach resulted in a 14% reduction in the total contained metal in the deposit. Search parameters were constrained within each mineralized domain and required an optimum number of 12 composites, minimum number of one composite, minimum number of one drill hole, and maximum search distance range of 300 m. In general, blocks categorized as Indicated were supported by at least three drill holes within a 50 m search radii, and blocks categorized as Inferred were supported by at least two drill holes within an 88 m search radii.

MineSight® v7.50 was used to review, verify, and design the South Reef resource estimation domains, prepare assay data for geostatistical analysis, construct the block model, determine a “dynamic anisotropy” search orientation, estimate metal grades, and tabulate mineral resources. The non-commercial software, including Geostatistical Library (GSLib) family of software was used for geostatistical analysis. At South Reef, the average sample length is 1.22 m, with the majority of samples collected at one meter intervals; sample length varies depending on local geologic conditions. A one meter composite length was selected for South Reef. At South Reef, seven one meter composite samples inside the probability shell domain have been top-cut to a grade of 25% copper. During interpolation inside the probability shell, composites that exceeded a grade of 10% copper were limited to a maximum distance of influence of 50 m. Outside of the probability shell, composites greater than 10% copper were restricted to a maximum distance of influence of 25 m. Overall; these limitations resulted in a 10.2% loss in copper metal in the resource model. Search parameters were constrained within each mineralized domain and required an optimum number of 21 composites, minimum number of five composites, minimum number of one drill hole, and maximum search distance range of 500 m. In general, blocks categorized as Inferred were supported by at least one drill hole within a 100 m search radii and exhibit reasonable confidence in the grade and continuity of mineralization.

Ruby Creek and South Reef copper grades were estimated using ordinary kriging. The ordinary kriging models were evaluated using a series of validation approaches including visual inspection, model checks for change of support, comparison of interpolation methods, and swath plots (drift analysis).

Bornite Project - Mineral Resource Statement

Mineral Resources are classified in accordance with the 2010 CIM Definition Standards for Mineral Resources and Mineral Reserves.

The Qualified Person for the Mineral Resource estimate is Bruce Davis a Qualified Person independent of us. Mineral Resources for the Bornite Project are found in Table 7 and Table 8.

Table 7: Indicated Resource Estimate for the Bornite Project

See “Cautionary Note to United States Investors” This section uses the term “indicated resources”. We advise United States investors that these terms are not recognized by the SEC. United States investors are cautioned not to assume that estimates of indicated mineral resources are economically minable, or will be upgraded into measured mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors”.

Deposit	Cut-off (Cu %)	Mtonnes	Cu%	Cu (Mlbs)
Indicated
Ruby Creek(2)	0.5	6.8	1.19	179

Notes:	1.

These resource estimates have been prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards. Mineral resources that are not mineral reserves do not have demonstrated economic viability. See “Risk Factors” and “Cautionary Note to United States Investors.”

2.

Mineral Resources stated as contained within a manually constructed potentially economic resource limiting pit shell using metal price of $3.00/lb for copper, mining costs of $1.50/tonne, processing costs of $10.00/tonne, 100% recoveries and an average pit slope of 45 degrees.

3.

Mineral resources at a 1.0% cut-off are considered as potentially economically viable in an underground mining scenario based on an assumed projected copper price of $2.75/lb and total site operating costs of $60 per tonne.

	4.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.
	5.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.
	6.	All amounts are stated in U.S. dollars unless otherwise noted.

Table 8: Inferred Resource Estimate for the Bornite Project

See “Cautionary Note to United States Investors” This section uses the term “inferred resources”. We advise United States investors that these terms are not recognized by the SEC. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. United States investors are cautioned not to assume that estimates of inferred mineral resources exist, are economically minable, or will be upgraded into measured or indicated mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors”.

Deposit	Cut-off (Cu %)	Mtonnes	Cu%	Cu (Mlbs)
Inferred
South Reef(3)	1.0	43.1	2.54	2,409
Ruby Creek(2)	0.5	47.7	0.84	883
Total Inferred		90.8	1.64	3,292

Notes:	1.

These resource estimates have been prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Inferred resources have a great amount of uncertainty as to their existence and whether they can be mined legally or economically. It cannot be assumed that all or any part of the Inferred resources will ever be upgraded to a higher category. See “Risk Factors” and “Cautionary Note to United States Investors.”

2.

Mineral Resources stated as contained within a manually constructed potentially economic resource limiting pit shell using metal price of $3.00/lb for copper, mining costs of $1.50/tonne, processing costs of $10.00/tonne, 100% recoveries and an average pit slope of 45 degrees.

3.

Mineral resources at a 1.0% cut-off are considered as potentially economically viable in an underground mining scenario based on an assumed projected copper price of $2.75/lb and total site operating costs of $60 per tonne.

	4.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.
	5.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.
	6.	All amounts are stated in U.S. dollars unless otherwise noted.

The mineral resources for the project have been estimated to conform to the requirements of CIM (2010). There are no known factors related to environmental, permitting, legal, title, taxation, socio-economic, marketing or political issues which could materially affect the mineral resource.

Bornite Project - Metallurgy

In late 2012, we requested an initial metallurgical evaluation on a series of varying grade composites developed from the South Reef zone. Four composites reflecting low-grade (0.5 -1.0% Cu), medium-grade (1.0 -2.0% Cu), high-grade (2.0 -10.0% Cu), and very high-grade (>10.0% Cu) copper have been submitted to ALS Chemex Labs Ltd. in Vancouver, British Columbia and G&T Metallurgical Services Ltd. in Kelowna, British Columbia for analysis. Results are as yet incomplete pending additional test work on lower grade composites for the Ruby Creek zone.

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

3.

The National Environmental Policy Act phase: formal agency review of the Federal and State requirements for public and agency participation to determine if and how the Project can be done in an acceptable manner.

Multiple permits are required during the exploration phase of the Bornite Project. The AHEA issued by ADNR's Division of Mining, Land, and Water is a multi-year permit that is valid for up to five years. The AHEA is a multi-agency permit that includes various Nationwide Permits issued by the COE, a Title 16 Fish Habitat Permit issued by the ADF&G, a Temporary Water Use Permit issued by the ADNR, and a mining license issued by the ADOR. We have retained a valid AHEA permit since 2011. The EPA requires a Spill Prevention, Control, and Countermeasures (“SPCC”) plan for bulk fuel storage of greater than 1,320 gallons. We have (and our immediate predecessor, NovaGold, had) retained a valid SPCC plan since 2010. Due to the location of the Project within the Northwest Arctic Borough, several Title 9 Miscellaneous Land Use permits are required, including permits for mineral exploration, bulk fuel storage, use of airstrips, and establishment of camps. We have, and our immediate predecessor, NovaGold, had, retained Title 9 Permits since 2004. A number of statutory reporting obligations and payments are required to maintain the claims in good standing on annual basis.

Under the NANA Agreement, NANA is required to complete a baseline environmental report following completion of cleanup of the former mining camp on the Bornite lands, to the standards required by the ADEC. This includes removal and disposal as required by law of all hazardous substances present at the Bornite Project. NANA has indemnified us and will hold us harmless for any loss, cost, expense or damage suffered or incurred attributable to the environmental condition of the Bornite lands at the date of the baseline report which relate to any activities prior to the date of the agreement.

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

Bornite Project – Recent Developments

The 2013 Bornite drilling program completed drilling of 4,684 meters at the Ruby Creek zone (a potential open pit target) and 3,458 meters on depth extensions of the South Reef zone and Lower Reef mineralization (a potential underground target) of the Bornite Project. The 2013 exploration program was focused on expansion of the resources identified in the 2013 Bornite resource technical report as discussed above and acquisition of additional samples for metallurgical test work. Results from the drill program were released throughout the fall and winter.

In 2013, we drilled 17 holes totaling 8,140 m targeting: 1) expansion of the South Reef zone further to the north; 2) infill and expansion of resources within and marginal to an envisioned open pit in the Ruby Creek zone; and 3) two holes reserved for future metallurgical test work.

The 2013 exploration field season program also saw us undertake a significant drill core re-sampling and re-assaying program at the Bornite Project consisting of 33 historical drill holes comprising 11,067 meters of drill core, which were originally drilled by Kennecott between 1957 and 1975. The objectives of the program were twofold: 1) to confirm and conduct a Quality Assurance/Quality Control program on the historical sample results; and 2) to identify additional lower-grade (0.2% -0.5% copper) shallow material, which was not previously sampled. The re-sampling and re-assaying program confirmed previously known high-grade mineralization and extended the known limits of lower grade mineralization. The results from these 33 historical drill holes combined with the 15 holes drilled during the 2013 program at the Ruby Creek and South Reef zones will be incorporated into an updated resource estimate.

The 2013 drill campaign followed consistent sampling methodology, assay and analytical procedures as described above in 2011 and 2012.

We also completed the installation of an additional stream gauging station on Ruby Creek, near Bornite to allow us to continue to improve our environmental baseline data collection in the region.

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

Companies required to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank. We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2013.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The NovaCopper Shares are listed on the TSX and the NYSE-MKT under the symbol “NCQ”. On January 29, 2014, there were 1,514 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. The following tables set out the market price range of the Common Shares on the TSX and NYSE-MKT for the 12 months prior to the date hereof.

	NYSE-MKT		TSX (C$)
Quarter	High	Low	High	Low
April 25 – May 31, 2012	3.73	2.45	5.16	2.40
Q3 2012	2.84	1.70	2.81	1.67
Q4 2012	2.90	1.79	2.90	1.76
Q1 2013	2.28	1.75	2.19	1.75
Q2 2013	2.10	1.66	2.14	1.69
Q3 2013	2.07	1.66	2.20	1.72
Q4 2013	2.08	1.55	2.18	1.60
Dec 2013- Jan 29, 2014	2.03	1.35	2.15	1.45

On January 29, 2014, the closing price of our Common Shares on the TSX was CDN$1.56 per Common Share and on the NYSE-MKT was $1.39 per Common Share.

Dividend Policy

We have not declared or paid any dividends on our Common Shares. Our current business plan requires that for the foreseeable future, any future earnings be reinvested to finance the growth and development of our business. We will not declare or pay any dividends until such time as our cash flow exceeds our capital requirements and will depend upon, among other things, conditions then existing including earnings, financial condition, restrictions in financing arrangements, business opportunities and conditions and other factors, or our Board determines that our shareholders could make better use of the cash.

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of January 29, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,854,382	2.32	6,694,072
Equity compensation plans not approved by security holders	-	-	-
Total	2,854,382	2.32	6,694,072

Stock Performance Graph

The following graph compares the percentage change in the Company’s cumulative total shareholder return on its NovaCopper Shares with the cumulative total return of the S&P/TSX Composite Index, assuming the reinvestment of dividends. The performance chart assumes that C$100 per share was invested on May 31, 2012, in (i) the Company’s Common Shares at the closing price of the Common Shares on such date of C$2.40 per share, as quoted on the TSX; (ii) the S&P/TSX Composite Index; (iii) the S&P/TSX Global Base Metals Index USD; (iv) the S&P/TSX Venture Composite Index.

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

The Common Shares will generally be considered capital property to a Non-Resident Holder unless either (i) the Non-Resident Holder holds the Common Shares in the course of carrying on a business of buying and selling securities or (ii) the Non-Resident Holder has acquire the Common Shares in a transaction or transactions considered to be an adventure or concern in the nature of trade.

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

This summary is based on the current provisions of the Tax Act, the regulations thereunder (the “Regulations”), the current provisions of the Convention, counsel’s understanding of the current published administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) publicly available prior to the date hereof.

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

Disposition of Common Shares

A Non-Resident Holder will not be subject to tax under the Tax Act in respect of any capital gain realized by such Non-Resident Holder on a disposition of the Common Shares, nor will capital losses arising from the disposition be recognized under the Tax Act, unless the Common Shares constitute “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention. As long as the shares are then listed on a designated stock exchange (which currently includes the TSX and the NYSE-MKT) at the time of disposition, the Common Shares generally will not constitute taxable Canadian property of a Non-Resident Holder, unless at any time during the 60-month period immediately preceding the disposition: (i) the Non-Resident Holder, persons with whom the Non-Resident Holder did not deal at arm’s length, partnerships in which the taxpayer or persons with whom the taxpayer did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, or the Non-Resident Holder together with all such persons, owned or was considered to own 25% or more of the issued shares of any class or series of shares of the capital stock of the Company; and (ii) more than 50% of the fair market value of the Common Shares was determined directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as determined in the Tax Act), “timber resource properties” (as defined in the Tax Act) or a options in respect of, or interests in, or civil law rights in, such properties, whether or not it exists.

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

Dividends on Common Shares

Under the Tax Act, dividends on shares paid or credited to a Non-Resident Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends. This withholding tax may be reduced pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a Non-Resident Holder. Under the Convention, a U.S. Holder will generally be subject to Canadian withholding tax at a rate of 15% of the gross amount of such dividends. In addition, under the Convention, dividends may be exempt from Canadian non-resident withholding tax if paid to certain U.S. Holders that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.

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

Additional Tax on Passive Income

Individuals, estates and certain trusts whose income exceeds certain thresholds will be required to pay a 3.8% Medicare surtax on “net investment income” including, among other things, dividends and net gain from disposition of property (other than property held in certain trades or businesses). U.S. Holders should consult with their own tax advisors regarding the effect, if any, of this tax on their ownership and disposition of Common Shares.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2012 and 2013. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2013, neither NovaCopper nor any affiliate of NovaCopper repurchased Common Shares of NovaCopper registered under Section 12 of the Exchange Act.

Item 6.      SELECTED FINANCIAL DATA

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The selected financial data should be read in conjunction with those consolidated financial statements and the notes thereto. The selected financial data for the year ended November 30, 2009 were prepared in accordance with Canadian generally accepted accounting principles and reconciled to accounting principles generally accepted in the United States. There were no measurement differences for the year ended November 30, 2009.

			in thousands of dollars, except per share amounts
		Year ended November 30
	2013	2012	2011	2010	2009
	$	$	$	$	$
Results of operations
Loss and comprehensive loss for the period	24,394	31,018	11,336	3,340	646
Basic and diluted loss per share	0.47	0.67	0.44	0.14	0.03

Financial position
Working capital (deficit)	5,423	21,190	(424)	(12,153)	10
Total assets	38,899	55,696	31,772	26,607	10
Total long-term liabilities	-	-	-	11,098	-
Shareholders’ equity	37,157	53,723	31,251	3,296	10

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NovaCopper Inc.
(An Exploration-Stage Company)

Management’s Discussion & Analysis
For the Fourth Quarter and Year Ended November 30, 2013
(expressed in US dollars)

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. is dated January 29, 2014 and provides an analysis of our audited financial results for the year ended November 30, 2013 compared to the year ended November 30, 2012.

The following information should be read in conjunction with our November 30, 2013 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated.

Scott Petsel, P.Geo., an employee and the Upper Kobuk Mineral Projects Manager, is a Qualified Person under NI 43-101, and has approved the scientific and technical information in this MD&A.

NovaCopper’s shares are listed on the TSX and the NYSE-MKT under the symbol “NCQ”. Additional information related to NovaCopper, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

We are a base metals exploration company focused on exploring and developing the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US. Our Upper Kobuk Mineral Projects or UKMP Projects consist of i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project; and ii) the Bornite carbonate-hosted copper Project located on the Bornite lands being explored under a collaborative long-term agreement with NANA, a regional Alaska Native Corporation.

We are primarily focused on developing copper properties in the Ambler mining district, some of which also have significant zinc, gold and silver resources. Our principal properties are located in Alaska, a region with low geopolitical risk that has a long history of mining, established permitting standards and state and federal governments supportive of resource development. We draw on the expertise of our management and Board of Directors who have years of experience in the Ambler region from their time at NovaGold. We are focused on continuing to identify high-grade mineralization with additional exploration executed in 2013.

We were formed in 2011 by NovaGold to hold the UKMP Projects, and were spun-out to shareholders of NovaGold through a Plan of Arrangement effective April 30, 2012. NovaGold shareholders received one NovaCopper common share for every six common shares of NovaGold held on the effective date of the Plan of Arrangement.

Property review

Our principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise approximately 352,943 acres (142,831 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized targets within a 65 kilometer long VMS belt, are owned by NovaCopper US. The Ambler lands are located in Northwestern Alaska and consist of 112,058 acres (45,348 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

On January 11, 2010, NovaGold purchased 100% of the Ambler lands. As consideration, NovaGold issued 931,098 common shares with a fair value of $5.0 million and agreed to make two cash payments to the vendor of $12.0 million each in January 2011 and January 2012 for total consideration of $29.0 million. The January 2011 payment was made by NovaGold on January 7, 2011 and the January 2012 payment was made in advance by NovaGold on August 5, 2011. Total fair value of the consideration was $26.5 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the owner of the property can purchase at any time for a one-time payment of $10.0 million.

We have recorded the Ambler lands as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies. As a result of the spin-out of NovaCopper from NovaGold, the interim consolidated financial statements have been presented under the continuity of interest basis of accounting whereby the amounts are based on the amounts originally recorded by NovaGold as if we had held the property from inception.

Bornite Project

On October 19, 2011, NovaCopper US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the NANA Agreement, NovaCopper US acquired the exclusive right to explore the Bornite property and lands deeded to NANA through the ANCSA, located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project. Both projects are included as part of a larger area of interest set forth in the NANA agreement.

As consideration, NovaCopper paid $4.0 million to NANA upon signing the NANA agreement and gave NANA the right to appoint a member to NovaCopper’s Board of Directors within a five year period following our public listing on a stock exchange. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine including capital costs of the mine based on each party’s pro-rata share. The completion of the agreement with NANA creates a total land package which incorporates our Ambler lands with the adjacent Bornite and ANCSA lands for a total of approximately 352,900 acres (142,831 hectares).

NANA would also be granted a net smelter return royalty between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the particular area of land from which production originates.

We have accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed.

Corporate developments

Long-term incentives

On November 29, 2012, the Board of Directors approved a Restricted Share Unit Plan (“RSU Plan”) and a Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees and directors. The RSU and DSU Plans may be settled in cash or common shares with each Restricted Share Unit (“RSU”) and Deferred Share Unit (“DSU”) entitling the holder to receive one common share or the market value of one common share, at the Company’s election.

On December 5, 2012, 1,295,500 RSUs were granted to employees vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014. 750,000 DSUs were granted to directors to be paid out at the time of retirement from NovaCopper.

On May 21, 2013, we held our first annual general meeting of shareholders at which our shareholders voted in favour of the authorizing the issuance of shares in settlement of RSUs and DSUs issued under the RSU and DSU Plans.

Share issuances

Under the Plan of Arrangement, we committed to issue up to 6,181,352 common shares to satisfy holders of NovaGold warrants, performance share units and deferred shares units on record as of the close of business on April 27, 2012. When a warrant is exercised or a share unit vests, we have committed to deliver one common share to such holder for every six shares of NovaGold the holder is entitled to receive, pursuant to the warrant and share unit terms, rounded down to the nearest whole number.

We issued 6,088,262 common shares upon the exercise of NovaGold warrants by various holders during the period between December 31, 2012 and January 18, 2013 and 14,180 common shares in settlement of NovaGold performance share units which vested on December 3, 2012. We received no proceeds from the exercise and settlement of these instruments.

2013 activities

We successfully completed our 2013 exploration field season program in mid-August accomplishing 8,142 meters of drilling which represents 109% of our planned drilling. We drilled 4,684 meters at the Ruby Creek zone (a potential open pit target) and 3,458 meters on depth extensions of the South Reef zone and Lower Reef mineralization (a potential underground target) of the Bornite Project. The 2013 exploration program was focused on expansion of the resources identified in the Technical Report for the Bornite Deposit, South Reef and Ruby Creek Zones, Northwest Alaska, dated February 8, 2013. Results from the drill program were released throughout the fall and winter.

The 2013 exploration field season program also saw us undertake a significant drill core re-sampling and re-assaying program at the Bornite Project consisting of 33 historical drill holes comprising 11,067 meters of drill core, which were originally drilled by Kennecott between 1957 and 1975. The objectives of the program were twofold: 1) to confirm and conduct a Quality Assurance/Quality Control program on the historical sample results; and 2) to identify additional lower-grade (0.2% -0.5% copper) shallow material, which was not previously sampled. The re-sampling and re-assaying program confirmed previously known high-grade mineralization and extended the known limits of lower grade mineralization. The results from these 33 historical drill holes combined with the 15 holes drilled during the 2013 program at the Ruby Creek and South Reef zones will be incorporated into an updated resource estimate which is expected to be completed in the first half of 2014.

We also completed the installation of an additional stream gauging station on Ruby Creek near Bornite to allow us to continue to improve our environmental baseline data collection in the region.

We had approved a budget of $16.0 million for our 2013 exploration program, technical reviews, formal studies and general and administrative costs. We expended a total of $14.4 million for the year ended November 30, 2013, $1.6 million or 10% under budget. A total of $8.9 million was expended on the UKMP Projects in drilling activities, project support and engineering studies compared to a budget of $10.1 million. Cost savings of $1.2 million were realized through increased drill production rates, optimizing schedules to shorten the field season and deferring camp projects. We expended $5.4 million on corporate expenses compared to a budget of $5.9 million. Corporate expenses were under budget by $0.5 million or 8.5% due to cost reductions in general and administrative expenses including less corporate travel and lower office expenditures.

We continued to focus our efforts on community relations and workforce development strategies, working closely with NANA on these efforts. Our NANA shareholder hire percentage for project staff was 58% for the 2013 field season. Our community engagement during the summer was in high gear including several visits to the surrounding local communities to conduct open house meetings and facilitate dialog regarding the project. Other activities included summer picnics held in local villages, visits from elders in the region for a legacy day celebrating historic workers, and tours conducted for area school children and local community representatives. In early August, we capped the field season off with a successful tour for Alaskan State legislators and regulators and various representatives of the NANA region.

On July 30, 2013, we announced the results of our PEA study for an open-pit scenario at the Arctic deposit. The Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska, dated effective September 12, 2013 outlines an open-pit scenario of a 12-year mine life supporting a 10,000 tonne-per-day conventional grinding mill-and-flotation circuit at the Arctic deposit with a pre-tax NPV of $927.7 million or 22.8% IRR and an after-tax NPV of $537.2 million or 17.9% IRR at an 8% discount rate for the Arctic Project on a 100% basis. Initial capital expenditures are estimated at $717.7 million with sustaining capital expenditures of $164.4 million. The PEA is preliminary in nature and includes inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the PEA will be realized. The PEA is available on SEDAR, EDGAR, and our website. See “Cautionary Note to United States Investors concerning Reserve and Resource Estimates.”

On April 30, 2013, we announced the signing of a MOU with AIDEA to investigate the viability of permitting and constructing an industrial access road to the Ambler mining district and the UKMP Projects. The MOU formalizes the roles of each party as they relate to advancing the AMDIAR, which AIDEA is expected to commence permitting in 2014. The MOU also allows AIDEA to investigate various ways to fund the construction and maintenance of the AMDIAR. Although no specific terms have yet been discussed on payment for usage of the AMDIAR, the arrangement that AIDEA entered into with Cominco Ltd. (now Teck Resources Limited.) in 1986 for construction of the Red Dog Road and Port Facility may serve as a general template for a final financing agreement. This MOU is non-exclusive, meaning that other mining and exploration companies or other industrial users may also work in cooperation with AIDEA to support development of the AMDIAR by signing their own MOUs.

On February 5, 2013, we released an updated resource estimate for the Bornite Project in a report entitled “NI 43-101 Technical Report Resource Estimation – South Reef and Ruby Creek zones, Bornite deposit, Upper Kobuk Mineral Projects, Northwest Alaska.” This updated Bornite Project resource estimation included the newly discovered South Reef zone resources in addition to the previously estimated Ruby Creek zone resources released on July 18, 2012. The South Reef zone which lies roughly 400 to 600 meters southeast of the Ruby Creek zone reports at a 1.0% copper cut-off grade, Inferred Resources of 43.1 million tonnes of 2.54% Cu or 2,409 million pounds of contained copper. Resources are stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $2.75 per pound copper and total site operating costs of $60.00 per tonne. See “Cautionary Note to United States Investors concerning Reserve and Resource Estimates.”

Outlook

We expect to release an updated resource estimate on the Bornite Project in late Q1/early Q2 2014 which will incorporate drilling from the 2013 exploration program as well as the results from the re-sampling and re-assaying program undertaken. We are currently working to develop the 2014 exploration program focus and initiatives.

During 2014, we will also continue to focus efforts on supporting AIDEA in permitting the AMDIAR which is expected to provide access to UKMP Projects. We continue to work closely with our partner, NANA, on community relations and workforce development strategies. We also intend to sign a memorandum of understanding with AIDEA in the first half of 2014 to explore the feasibility of utilizing liquid natural gas (“LNG”) trucked from the North Slope LNG Plant (or the Interior Energy Project) to the UKMP Projects site to replace diesel as the main source of fuel to operate the Arctic processing facility.

We do not currently generate operating cash flows. At November 30, 2013, we had cash and cash equivalents of $6.5 million and working capital of $5.4 million. At January 29, 2014, we had approximately $5.4 million of cash and cash equivalents. At present, we believe that the current cash and cash equivalent balances as of November 30, 2013 are sufficient to cover the anticipated expenditures relating to fiscal 2014 general and administrative costs and to maintain our properties in good standing. Additional capital will be necessary to conduct exploration drilling and engineering studies on our properties to advance our projects to a positive production decision. Based on anticipated but not committed expenditures on our projects, we are likely to require financing within the next twelve months. Future financings are anticipated through debt financing, equity financing, convertible debt, exercise of options, or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital.

Summary of results

			in thousands of dollars,
			except for per share amounts
Selected expenses	Year ended	Year ended	Year ended
	November 30, 2013	November 30, 2012	November 30, 2011
	$	$	$
Accretion expense	-	-	974
Amortization	1,033	769	283
General and administrative	1,915	2,276	1,338
Mineral properties expense	8,894	15,327	8,600
Professional fees	947	646	76
Salaries	3,173	2,410	49
Salaries – stock-based compensation	8,225	9,411	-
Loss and comprehensive loss for the year	24,394	31,018	11,336
Basic and diluted loss per common share	$0.47	$0.67	40.44

For the year ended November 30, 2013, we reported a net loss of $24.4 million (or $0.47 basic and diluted loss per common share) compared to a net loss of $31.0 million for the corresponding period in 2012 (or $0.67 basic and diluted loss per common share) and a net loss of $11.3 million for the corresponding period in 2011 (or $0.44 basic and diluted loss per common share). This variance was primarily due to a decrease in the exploration program at our UKMP Projects for 2013 compared to the significantly increased activities at our UKMP Projects during the 2012 field season and a decrease in general and administration expenses, and stock-based compensation in the current year. In 2013, we drilled 8,142 meters compared with 17,209 meters in 2012 and 7,141 meters in 2011. Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. In 2012, we became a publicly listed entity, and as a result, recorded stock-based compensation expense for the first time. Total expense recognized for the year ended November 30, 2013 was $8.2 million (2012 - $9.4 million, 2011 - $nil) which included $4.8 million in expense relating to previously granted stock options and $3.4 million in expense relating to the RSU and DSU grants in December 2012. On November 22, 2013, we cancelled 5,710,000 stock options at an exercise price of CAD$3.11 which were granted in 2012. Remaining expenses relating to unvested options at the time of cancellation were accelerated and recognized in the year. As we were not a publicly traded entity in 2011, there is no similar charge. General and administrative expenses for the year ended November 30, 2013 were $1.9 million, a reduction of $0.4 million from the $2.3 million incurred for the year ended November 30, 2012. Expenses in 2012 were high due to the spin-out and costs incurred in connection with becoming a separate public company, compared to expenses in 2013, which represent a more consistent full year of general and administrative costs as an operating company. The comparable basic and diluted loss per common share for 2013 is lower than 2012 mainly as a result of the decreased loss and comprehensive loss for the year, as well as additional shares issued during 2013 as a result of the commitment to issue shares upon the exercise of NovaGold warrants. The basic and diluted loss per common share for 2013 is comparable to 2011 mainly as a result of the corresponding increase in net loss and number of shares outstanding. We had 100 common shares outstanding at the end of 2011 held by NovaGold following our incorporation as a wholly-owned subsidiary of NovaGold in April 2011. Under U.S. GAAP, as a spin-out of NovaGold through a stock split, the comparable loss per share in prior periods has been restated to incorporate the shares distributed as if the spin-out occurred at inception. Expenses to April 30, 2012, the date of completion of the spin-out, were funded by NovaGold and its affiliates.

Other important variances for the twelve-month period ended November 30, 2013 compared to the same period in 2012 are as follows: (a) $ 1.0 million in amortization in 2013 compared to $0.8 million in 2012 due to timing of capital purchases in the prior fiscal year; (b) $0.9 million in professional fees in 2013 compared to $0.7 million in 2012 primarily as of additional expenses incurred in listing a base shelf prospectus in Canada and the United States; (c) $3.2 million on salaries in 2013 with a similar amount of $2.4 million incurred in 2012, which reflects comparable staff costs overall annualized as we did not have full time staff until May 2012; however, 2012 also included a one-time expense of $0.6 million to account for the issuance of 76,005 common shares under the President’s employment agreement on the completion of the spin-out.

Fourth quarter results

During the fourth quarter of 2013, we incurred a net loss of $4.9 million compared to $7.8 million for the comparable period in 2012. The decrease in net loss in 2013 compared to 2012 was a result of reduced activities in the fall of 2013 due to a shortened field season which ended in mid-August 2013 compared with the field season in 2012 which ended in early October 2012 with drilling finished in mid-September 2012. We incurred $1.0 million of mineral property expenses in the fourth quarter of 2013 compared to $3.1 million in the fourth quarter of 2012. The other item which reflects the decrease in net loss resulted from stock-based compensation of $1.4 million in the fourth quarter of 2013 compared to $1.9 million in 2012 resulting from the timing of expense due to vesting of stock options and units.

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

			in thousands of dollars
	Year ended	Year ended	Year ended
	November 30, 2013	November 30, 2012	November 30, 2011
	$	$	$
Interest income	40	45	-
Expenses	24,434	31,056	10,362
Loss and comprehensive loss for the year	24,394	31,018	11,336
Total assets	38,899	55,696	31,772
Total liabilities	1,742	1,973	521

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

							in thousands of dollars,
							except per share amounts
	Q4 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012	Q3 2012	Q2 2012	Q1 2012
	11/30/13	08/31/13	05/31/13	02/28/13	11/30/12	08/31/12	05/31/12	02/29/12
	$	$	$	$	$	$	$	$
Interest and other income	4	13	9	14	16	19	10	-
Mineral property expenses	1,134	4,727	2,231	802	3,130	9,139	2,421	637
Loss for the period	(4,931)	(6,890)	(5,947)	(6,626)	(7,841)	(12,559)	(9,753)	(865)
Loss per common share – basic and diluted	(0.09)	(0.13)	(0.11)	(0.13)	(0.17)	(0.27)	(0.21)	(0.02)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, timing of property acquisition payments, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include our incorporation and completion of the spin-out. Prior to April 2011, we had no shares outstanding as it was not yet incorporated. As a result of the spin-out, the loss per common share has been restated as if the distribution of common shares would have occurred at inception.

During the first quarter of 2012, we recorded expenses of $0.6 million in mineral property expenses in preparation activities for field season and ongoing engineering studies. During the second quarter of 2012, we had stock-based compensation expense of $5.5 million, $0.7 million for general and administrative and $0.7 million for salaries expense recorded as a result of the completion of the spin-out from NovaGold. During the third quarter of 2012, mineral property expenses of $9.1 million were recorded as a larger exploration program was conducted than previous years during which the third quarter encompasses the majority of the field season. Additionally, stock-based compensation expense of $2.0 million was recognized due to the vesting of previously granted stock options. During the fourth quarter of 2012, mineral property expenses of $3.1 million were recorded for the end of the 2012 field season. Stock-based compensation expense of $1.9 million was also recognized due to the vesting of previously granted stock options. During the first quarter of 2013, we incurred expenses of $4.1 million in stock-based compensation expense due to the vesting of previously granted stock options and the granting of RSUs and DSUs. We also recognized mineral property expenses of $0.8 million related to preparation activities for the 2013 field season and ongoing engineering studies. During the second quarter of 2013, we incurred mineral property expenses of $2.2 million consisting of the start-up of the field season in May and continuation of engineering studies. We also incurred expenses of $2.0 million in stock-based compensation due to the expense being recorded evenly over the vesting period of previously granted stock options and RSUs. During the third quarter of 2013, mineral property expenses of $4.7 million were recorded as the majority of the exploration program was conducted during the quarter. During the fourth quarter of 2013, stock-based compensation of $1.4 million was recorded due to an acceleration of expense as a result of the cancelling of 5,710,000 stock options during the period. All expense for unvested options was accelerated and included in the current period.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At November 30, 2013, we had $6.5 million in cash and cash equivalents. We expended $15.2 million on operating activities during the twelve-month period ended November 30, 2013, compared with expenditures of $19.9 million for operating activities for the same period in 2012. A majority of cash spent on operating activities during both periods was expended on mineral property expenses, which also accounts for the corresponding decrease. As the exploration field season in the Ambler district is between May and early October of each year, a significant portion of the mineral property expenses and operating activities are incurred during this time frame. The decrease is also somewhat offset by an adjustment for non-cash working capital in 2012 as accounts payable and accrued liabilities were higher at $2.0 million at November 30, 2012 compared to $1.7 million at November 30, 2013. This difference relates to earlier settlement of mineral property expenses in 2013 due to the earlier end to field season in 2013.

During the year ended November 30, 2013, we expended $0.3 million in cash on financing activities compared to $43.8 million in cash from financing activities generated in the same period in 2012. Cash was expended in 2013 to settle vested RSUs which were not able to be settled in shares due to an insider participation limit in our RSU Plan. Cash of $40.0 million was received from NovaGold in April 2012 with the completion of the Plan of Arrangement. Additional funding of $3.8 million was received to fund operating expenses incurred up to April 30, 2012 and $15.1 million in operating expense funding provided in the year ended November 30, 2011. No funding was received from NovaGold subsequent to April 30, 2012. In 2011, the remaining $24.0 million in funding received from NovaGold repaid the $24.0 million note payable on the purchase of the Ambler lands.

During the year ended November 30, 2013, we expended $0.2 million on investing activities compared with $1.6 million in 2012 and $5.4 million in 2011. In 2011, our focus was on building a camp and acquiring equipment to assist in that effort. $4.0 million in 2011 was also paid to NANA to acquire the right to explore the Bornite property. In 2012, we spent a comparable amount on acquiring additional equipment to maintain and improve road access and expand sleeping capacity of its camp. In 2013, we purchased vehicles and equipment to replace existing aged vehicles and expand mobile capacity.

Based on our current commitments, we have sufficient working capital for the next twelve months to fund general and administrative expenses and to maintain our properties in good standing. We expect that we will undertake financing within the next twelve months to fund our exploration activities and future general corporate expenses. There is no assurance we will be able to complete such financings on favourable terms or at all.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at November 30, 2013 are as follows.

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	1,742	1,742	-	-	-
Office lease	637	174	380	83	-
Total	2,379	1,916	380	83	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. On January 25, 2013, we entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.6 million.

Outstanding share data

At January 29, 2014, we had 53,539,418 common shares issued and outstanding. At January 29, 2014, we had 155,000 stock options with a weighted-average exercise price of $1.65, 1,497,428 NovaGold arrangement options with a weighted-average exercise price of $4.27, 431,840 restricted share units, 750,000 deferred share units, 100,000 NovaGold PSUs and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received outstanding.

Related party transactions

Expenses to April 30, 2012 were funded by NovaGold and its affiliates. NovaGold is a company with certain directors in common. During the year ended November 30, 2013, NovaGold and its subsidiaries provided to us pursuant to a services agreement, management and office services including rent totaling $151,000 (2012 - $685,000, inclusive of a one-time set-up fee of $49,000).

During the year ended November 30, 2013, we provided exploration and management services in the amount of $82,000 (2012 - $83,000) to NovaGold under a services agreement.

No services were provided by either company following termination of the services agreement on May 1, 2013.

We had accounts receivable of $43,000 at November 30, 2012 due from NovaGold and payables of $127,000 at November 30, 2012 due to NovaGold and its subsidiaries with no comparative amounts as at November 30, 2013.

New accounting pronouncements

Unless otherwise noted, the following revised standards and amendments are effective for annual periods beginning on or after December 1, 2012 or as noted. The Company is continuing to assess the impact of these standards and amendments or has determined whether it will early adopt them, as noted.

i.	Income tax disclosure

The FASB issued “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amended Topic 740, Income Taxes to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It was released to provide clear guidance to minimize divergence in practice when disclosing unrecognized tax benefits. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. We intend to adopt this standard for the year ending November 30, 2014. We do not expect the adoption of ASU 2013-11 to have any impact as our disclosure meets the recommended practice.

ii.	Offsetting assets and liabilities

In January 2013, the FASB issued “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 clarifies Accounting Standards Update No. 2011-11: “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to restrict the scope of implementation to derivatives accounted for under Topic 815, Derivatives and Hedging, which includes bifurcated embedded derivatives repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that require an offset or are subject to an enforceable master netting arrangement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We intend to adopt this standard for the year ending November 30, 2014. We do not expect the adoption of ASU 2013-01 to have a material impact on our results of operations, financial condition, or cash flows.

iii.	Comprehensive income

In December 2011, the FASB issued “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this standard for the year ending November 30, 2013. The adoption of ASU 2011-12 did not have a material impact on our results of operations, financial condition, or cash flows.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of its capitalized mineral properties, impairment of long-lived assets and valuation of stock-based compensation.

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

Risk factors

NovaCopper and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Item 1A - Risk Factors” under this Form 10-K dated January 29, 2014 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.novacopper.com.

Additional information

Additional information regarding the Company, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.novacopper.com.

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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
  risks related to lack of infrastructure, specifically a lack of road access to the Project site;
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
  risks inherent in the acquisition of new properties including unknown liabilities;
  the Company’s need to attract and retain qualified management and technical personnel;
  risks related to conflicts of interests of some of the directors of the Company;
  risks related to potential future litigation;
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

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in NovaCopper’s Form 10-K dated January 29, 2014, filed with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission (the “SEC”), and other information released by NovaCopper and filed with the appropriate regulatory agencies.

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

Reserve and resource estimates

This Management’s Discussion and Analysis has been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of U.S. securities laws. Unless otherwise indicated, all resource and reserve estimates included in this Management’s Discussion and Analysis have been prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy, and Petroleum Definition Standards on Mineral Resources and Mineral Reserves. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Canadian standards, including NI 43-101, differ significantly from the requirements of the SEC, and resource and reserve information contained herein may not be comparable to similar information disclosed by U.S. companies. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserves”. Under U.S. standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable with information made public by companies that report in accordance with U.S. standards.

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

Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CDN$250,000, accounts receivable of CDN$45,000 and accounts payable of CDN$120,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $15,000.

Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. We hold cash and cash equivalents with Canadian Chartered financial institutions which are composed of financial instruments issued by Canadian banks. Our accounts receivable consist of GST receivable from the Federal Government of Canada and receivables due for camp and management services provided to other parties. Our exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

Liquidity risk

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage our liquidity risk through the management of its capital structure and financial leverage. We do expect, based on anticipated but not committed expenditures on its projects, we are likely to require financing within the next twelve months. Future financings are expected to be obtained through debt financing, equity financing, convertible debt, exercise of options, or other means. Continued operations are dependent on its ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled Liquidity and capital resources.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We hold excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

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

As we are currently in the exploration phase none of its financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

For the required supplementary data, please see the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results and Fourth Quarter Results” above.

NovaCopper Inc.
(An Exploration-Stage Company)

Consolidated Financial Statements
November 30, 2013, 2012 and 2011
(expressed in US dollars)

Management’s Report on Internal Control over Financial Reporting

The management of NovaCopper Inc. is responsible for establishing and maintaining adequate internal control over financial reporting under Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act. The Securities Exchange Act of 1934 defines this as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on internal control over financial reporting for NovaCopper Inc. as of November 30, 2013, which is included herein.

/s/ Rick Van Nieuwenhuyse	/s/ Elaine Sanders

Rick Van Nieuwenhuyse	Elaine Sanders
President & Chief Executive Officer	Vice President & Chief Financial Officer

January 29, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders of NovaCopper Inc.

We have completed integrated audits of NovaCopper Inc.’s (“NovaCopper”) 2013 consolidated financial statements and its internal control over financial reporting as at November 30, 2013. Our opinions, based on our audits, are presented below.

Report on the consolidated financial statements
We have audited the accompanying consolidated financial statements of NovaCopper (an exploration stage company) which comprise the consolidated balance sheets as at November 30, 2013 and 2012 and the consolidated statements of loss, comprehensive loss and deficit, changes in shareholders’ equity and cash flows for each of the years in the three year period ended November 30, 2013 and cumulatively for the period from March 22, 2004 (date of inception) to November 30, 2013, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

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

Opinion
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of NovaCopper as at November 30, 2013 and 2012 and its financial performance and its cash flows for each of the years in the three year period ended November 30, 2013 and cumulatively for the period from March 22, 2004 (date of inception) to November 30, 2013 in accordance with accounting principles generally accepted in the United States of America.

Report on internal control over financial reporting
We have also audited NovaCopper’s internal control over financial reporting as at November 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Opinion
In our opinion, NovaCopper maintained, in all material respects, effective internal control over financial reporting as at November 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, British Columbia
January 29, 2014

NovaCopper Inc.
(An Exploration-Stage Company)

Consolidated Balance Sheets
As at November 30, 2013 and 2012

		in thousands of dollars
	November 30, 2013	November 30, 2012
	$	$
Assets
Current assets
Cash and cash equivalents	6,484	22,244
Accounts receivable	90	365
Deposits and prepaid amounts	591	554
	7,165	23,163

Plant and equipment (note 3)	1,148	1,947
Mineral properties and development costs (note 4)	30,586	30,586
	38,899	55,696
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,742	1,846
Due to related parties (note 6)	-	127
	1,742	1,973
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued -53,066,656 (2012 – 46,665,069)	104,895	92,168
Contributed surplus	152	12,180
Contributed surplus – options (note 7(a,b))	17,248	12,703
Contributed surplus – units (note 7(c))	2,584	-
Deficit accumulated during the exploration stage	(87,722)	(63,328)
	37,157	53,723
	38,899	55,696

Nature of operations, liquidity, structure and plan of arrangement (note 1)
Commitments and contingencies (notes 4,5, 7, 11)
Subsequent event (note 12)

(See accompanying notes to the consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Terry Krepiakevich, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)

Consolidated Statements of Loss and Comprehensive Loss
For the Years Ended November 30

	in thousands of dollars, except share and per share amounts
				Cumulative
				during
	2013	2012	2011	exploration stage
	$	$	$	$
Expenses
Amortization	1,033	769	283	2,085
Corporate development	239	207	16	618
Foreign exchange loss	8	10	-	18
General and administrative	1,915	2,276	1,338	6,320
Mineral properties expense (note 4(c))	8,894	15,327	8,600	51,257
Professional fees	947	646	76	1,703
Salaries	3,173	2,410	49	5,633
Salaries – stock-based compensation (note 7)	8,225	9,411	-	17,636
Total expenses	24,434	31,056	10,362	85,270
Other items
Accretion expense (note 4(a))	-	-	974	2,530
Loss on disposal of equipment	-	7	-	7
Interest and other income	(40)	(45)	-	(85)
Loss and comprehensive loss for the year	24,394	31,018	11,336	87,722

Basic and diluted loss per common share	$0.47	$0.67	$0.44
Weighted average number of common shares outstanding	52,347,173	46,627,308	25,649,846

(See accompanying notes to the consolidated financial statements)

NovaCopper Inc.
(An Exploration -Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended November 30

					in thousands of dollars, except share amounts
				Contributed			Total
	Number of		Contributed	surplus –	Contributed		shareholders’
	shares	Share capital	surplus	options	surplus – units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – 2010	-	-	24,270	-	-	(20,974)	3,296
Funding provided and expenses paid by NovaGold Resources Inc.	-	-	39,083	-	-	-	39,083
Issued pursuant to incorporation	100	-	-	-	-	-	-
Issued pursuant to acquisition of subsidiary	100	27,280	(27,280)	-	-	-	-
Mineral property - stock-based compensation	-	-	208	-	-	-	208
Loss for the year	-	-	-	-	-	(11,336)	(11,336)
Balance – 2011	200	27,280	36,281	-	-	(32,310)	31,251
Funding provided and expenses paid by NovaGold Resources Inc.	-	-	43,763	-	-	-	43,763
Issued pursuant to Plan of Arrangement (note 1)	46,577,878	64,496	(67,864)	3,368	-	-	-
Issued pursuant to an employment agreement	76,005	316	-	-	-	-	316
Exercise of NovaGold Arrangement Options	10,986	76	-	(76)	-	-	-
Stock-based compensation	-	-	-	9,411	-	-	9,411
Loss for the year	-	-	-	-	-	(31,018)	(31,018)
Balance – 2012	46,665,069	92,168	12,180	12,703	-	(63,328)	53,723
Exercise of NovaGold Warrants	6,088,262	11,996	(11,996)	-	-	-	-
Exercise of NovaGold Arrangement Options	52,243	254	-	(235)	-	-	19
Vesting of NovaGold Performance and Deferred Share Units	16,586	32	(32)	-	-	-	-
Restricted Share Units reclassified from liability	-	-	-	-	2,633	-	2,633
Vesting of Restricted Share Units	244,496	445	-	-	(173)	-	272
Stock-based compensation	-	-	-	4,780	124	-	4,904
Loss for the year	-	-	-	-	-	(24,394)	(24,394)
Balance – 2013	53,066,656	104,895	152	17,248	2,584	(87,722)	37,157

NovaCopper Inc.
(An Exploration-Stage Company)

Consolidated Statements of Cash Flows
For the Years Ended November 30

				in thousands of dollars
				Cumulative
				during
	2013	2012	2011	exploration stage
	$	$	$	$
Cash flows used in operating activities
Loss for the year	(24,394)	(31,018)	(11,336)	(87,722)
Items not affecting cash
Amortization	1,033	769	283	2,105
Accretion	-	-	974	2,530
Loss on disposal of equipment	-	7	-	7
Issuance of shares as compensation	-	316	-	316
Stock-based compensation	8,136	9,411	208	18,659
Net change in non-cash working capital
Decrease (increase) in accounts receivable	275	(365)	-	(90)
Increase in deposits and prepaid amounts	(37)	(458)	(36)	(578)
Increase (decrease)in accounts payable, accrued liabilities and due to related parties	(231)	1,452	236	1,665
	(15,218)	(19,886)	(9,671)	(63,108)
Cash flows from financing activities
Proceeds received on exercise of options	20	-	-	20
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	40,000	-	40,000
Funding provided and expenses paid by NovaGold	-	3,763	39,083	61,256
Repayment of notes payable	-	-	(24,000)	(24,000)
Settlement of Restricted Share Units	(329)	-	-	(329)
	(309)	43,763	15,083	76,947
Cash flows used in investing activities
Acquisition of plant & equipment	(233)	(1,595)	(1,411)	(3,239)
Acquisition of mineral properties	-	(39)	(4,000)	(4,116)
	(233)	(1,634)	(5,411)	(7,355)
Increase (decrease) in cash and cash equivalents	(15,760)	22,243	1	6,484
Cash and cash equivalents – beginning of period	22,244	1	-	-
Cash and cash equivalents – end of period	6,484	22,244	1	6,484

Non-cash investing and financing activities
Issuance of common shares to NovaGold to acquire NovaCopper US Inc.	-	-	27,280	27,280
Notes payable assumed on acquisition of Ambler lands	-	-	-	21,471
Issuance of common shares by NovaGold to acquire Ambler lands	-	-	-	5,000

(See accompanying notes to the consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)

Notes to the Consolidated Financial Statements

1. Nature of operations, liquidity, structure and plan of arrangement

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

Where applicable, these consolidated financial statements reflect the balance sheets, statements of loss and comprehensive loss, and cash flows of the Arctic Project as if NovaCopper had been an independent operation from inception. The statements of loss, comprehensive loss and deficit for the years ended November 30, 2012 and 2011 include direct general and administrative and exploration costs of the Arctic Project and an allocation of NovaGold’s general and administrative costs incurred. NovaGold has historically provided corporate services to the Arctic Project, including executive oversight, information technology, technical expertise, accounting, tax, treasury, human resources and other services. The allocation of general and administrative costs to the Arctic Project was calculated on the basis of time committed by NovaGold staff to AGC and the ratio of expenses incurred on the Arctic Project in the period presented as compared to all costs incurred by AGC in the respective period.

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

Liquidity

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2013, the Company had consolidated cash of $6.5 million and working capital of $5.4 million. At present, the current cash and cash equivalent balances as of November 30, 2013 are sufficient to cover the anticipated expenditures relating to fiscal 2014 general and administrative costs and to maintain its properties in good standing. Additional capital will be necessary to conduct exploration drilling and engineering studies to advance the projects. Based on anticipated but not committed expenditures on its projects, the Company is likely to require financing within the next twelve months. Future financings are anticipated by way of debt financing, equity financing, convertible debt financing, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

2. Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiary, NovaCopper US. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Board of Directors for issue on January 29, 2014.

All figures are in United States dollars unless otherwise noted.

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

The acquisition of title to mineral properties is a complicated and uncertain process. The Company has taken steps, in accordance with industry standards, to verify the title to mineral properties in which it has an interest. Although the Company has made efforts to ensure that legal title to its mining assets are properly recorded, there can be no assurance that such title will ultimately be secured.

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

During the year ended November 30, 2012, in order to complete the spin-out of NovaCopper, a stock split was completed to be able to distribute 46,578,078 common shares to the shareholders of NovaGold. As a result of the stock split, historical earnings per share have been restated for all prior periods. Under the continuity of interest basis, the earnings per share have been presented as if the shares outstanding following the stock split had always been outstanding including prior to incorporation of the entity.

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

Compensation expense for restricted share units and deferred share units granted to employees and directors, respectively, is determined based on estimated fair values of the units at the time of grant using quoted market prices or at the time the units qualify for equity classification under ASC 718. The cost is recognized using the graded attribution method over the vesting period of the respective units. The expense relating to the fair value of the units is included in expenses and is credited to other liabilities or contributed surplus based on the unit plan’s classification. Units may be settled in either i) cash, and/or ii) shares purchased in the open market, and/or iii) shares issued from treasury, at the Company’s election at the time of vesting.

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

Recent accounting pronouncements

i.	Income tax disclosure

The FASB issued “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amended Topic 740, Income Taxes to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It was released to provide clear guidance to minimize divergence in practice when disclosing unrecognized tax benefits. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. We intend to adopt this standard for the fiscal year ending November 30, 2014. We do not expect the adoption of ASU 2013-11 to have any impact as our disclosure meets the recommended practice.

ii.	Offsetting assets and liabilities

In January 2013, the FASB issued “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 clarifies Accounting Standards Update No. 2011-11: “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to restrict the scope of implementation to derivatives accounted for under Topic 815, Derivatives and Hedging, which includes bifurcated embedded derivatives repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that require an offset or are subject to an enforceable master netting arrangement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We intend to adopt this standard for the fiscal year ending November 30, 2014. We do not expect the adoption of ASU 2013-01 to have a material impact on our results of operations, financial condition, or cash flows.

iii.	Comprehensive income

In December 2011, the FASB issued “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this standard for the fiscal year ending November 30, 2013. The adoption of ASU 2011-12 did not have a material impact on our results of operations, financial condition, or cash flows.

3. Plant and equipment

		in thousands of dollars
			November 30, 2013
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(5)	41
Leasehold improvements	32	(5)	27
Computer hardware and software	80	(17)	63
Alaska, USA
Machinery and equipment	2,833	(1,949)	884
Vehicles	275	(144)	131
Computer hardware and software	31	(29)	2
	3,297	(2,149)	1,148

		in thousands of dollars
			November 30, 2012
		Accumulated
	Cost	amortization	Net
	$	$	$
Alaska, USA
Machinery and equipment	2,831	(1,007)	1,824
Vehicles	201	(81)	120
Computer hardware	31	(28)	3
	3,063	(1,116)	1,947

4. Mineral properties and development costs

			in thousands of dollars
	November 30, 2012	Acquisition costs	November 30, 2013
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

			in thousands of dollars
	November 30, 2011	Acquisition costs	November 30, 2012
Alaska, USA	$	$	$
Ambler (a)	26,547	39	26,586
Bornite (b)	4,000	-	4,000
	30,547	39	30,586

(a)	Ambler

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

Accretion expense of $1.0 million for the year ended November 30, 2011 was recognized in regards to the discounted cash payments from the original transaction date to the date each cash payment was made.

During the third and fourth quarters of 2012, the Company staked additional state claims contiguous with the Ambler lands at a cost of $39,000.

(b)	Bornite

On October 19, 2011, NovaCopper US acquired the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands and lands deeded to NANA through the ANCSA, located adjacent to the Ambler lands in Northwest Alaska. As consideration, NovaCopper US paid $4 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects through an Exploration Agreement and Option to Lease with NANA. Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the percent which is determined by the classification of land from which production originates.

(c)	Mineral properties expense

The following table summarizes mineral properties expense for the years ended November 30, 2013, 2012 and 2011.

			in thousands of dollars
	November 30, 2013	November 30, 2012	November 30, 2011
	$	$	$
Community	171	159	108
Drilling	1,949	4,685	1,759
Engineering	1,206	512	1,140
Environmental	90	243	48
Geochemistry and geophysics	438	1,182	213
Land and permitting	409	81	-
Other income	(103)	(82)	-
Project support	2,029	4,971	2,796
Wages and benefits	2,705	3,576	2,536
Mineral property expense	8,894	15,327	8,600

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to November 30, 2013 is $51.3 million.

5. Accounts payable and accrued liabilities

		in thousands of dollars
	November 30, 2013	November 30, 2012
	$	$
Trade accounts payable	196	207
Accrued liabilities	427	659
Accrued salaries and vacation	1,119	980
Accounts payable and accrued liabilities	1,742	1,846

Accrued liabilities include $103,000 of accrued and unpaid directors’ meeting fees relating to services provided during the year ended November 30, 2013 (2012 - $nil). Accrued salaries and vacation include $970,000 of accrued and unpaid bonuses relating to services provided during the year ended November 30, 2013 (2012 - $826,000). $711,000 of the accrued salaries due to officers at November 20, 2013 is payable upon the completion of a financing.

6. Related parties

Expenses to April 30, 2012 were funded by NovaGold and its subsidiaries. NovaGold is a company with certain directors in common. During the year ended November 30, 2013, NovaGold and its subsidiaries provided management and office services including rent totaling $151,000 (2012 - $685,000, inclusive of a one-time set-up fee of $49,000) to the Company pursuant to a Services Agreement.

During the year ended November 30, 2013, the Company provided exploration and management services in the amount of $82,000 (2012 - $83,000) to NovaGold under the Services Agreement.

No services were provided by either company following termination of the Services Agreement on May 1, 2013.

The Company had accounts receivable of $43,000 at November 30, 2012 due from NovaGold and payables of $127,000 at November 30, 2012 due to NovaGold and its subsidiaries with no comparative amounts as at November 30, 2013.

7.     Share capital

Authorized:
     unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2010	-	-
Issued pursuant to incorporation	100	-
Issued pursuant to acquisition of subsidiary	100	27,280
November 30, 2011	200	27,280
Issued pursuant to Plan of Arrangement	46,577,878	64,496
Issued pursuant to employment agreement	76,005	316
Exercise of NovaGold Arrangement Options	10,986	76
November 30, 2012	46,665,069	92,168
Exercise of NovaGold Warrants	6,088,262	11,996
Exercise of NovaGold Arrangement Options	52,243	254
Vesting of NovaGold Performance and Deferred Share Units	16,586	32
Vesting of Restricted Share Units	244,496	445
November 30, 2013, issued and outstanding	53,066,656	104,895

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

The Company issued 16,586 common shares in settlement of NovaGold PSUs and NovaGold DSUs which vested during the year ended November 30, 2013. The Company also issued 6,088,262 common shares upon the exercise of NovaGold warrants by various holders during the year. The Company received no proceeds from the vesting and exercise of these instruments. $12.0 million was reclassified to share capital to reflect the issuance of common shares for these instruments.

As of November 30, 2013, 100,000 NovaGold PSUs pursuant to which shares may be issued vary in a range between 0% and 150% of the number of NovaGold PSUs granted depending on the satisfaction of certain performance vesting criteria, and 20,685 NovaGold DSUs are outstanding.

Concurrent with completion of the Plan of Arrangement, the Company issued 76,005 shares to the CEO as part of his employment agreement, which shares were valued at $0.3 million based on the closing trading price on April 30, 2012.

(a)    Stock options

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

During the year ended November 30, 2013, 65,000 options at a weighted average fair value of $0.73 were granted to new employees exercisable for a period of five years with various vesting terms between one and two years.

On April 30, 2012, 950,000 stock options were granted to certain of its employees and service providers exercisable for a period of five years at a price equal to CDN$3.11, which was the volume weighted-average trading price on the Toronto Stock Exchange for the five trading days commencing on the sixth trading day following the Effective Date, with one-third vesting immediately, one-third vesting on the first anniversary and one third vesting on the second anniversary. 2,850,000 stock options were granted to officers on the same pricing and expiry terms as described above, with two-thirds vesting on the first anniversary and one third vesting on the second anniversary. An initial grant of 2,000,000 options to non-executive directors was granted and vested on the Effective Date, exercisable for a period of five years on the same pricing terms as described above.

During the remainder of 2012, 510,000 options were granted to new employees and officers exercisable for a period of five years with various vesting terms between two and three years from the grant date.

The fair value of the stock options recognized in the period has been estimated using an option pricing model. Assumptions used in the pricing model for the period are as provided below.

	November 30, 2013	November 30, 2012
Average risk-free interest rate	1.11-1.46%	1.02-1.59%
Exercise price	CDN$2.00-2.12	CDN$1.76-3.14
Expected life	3.0 years	3.0 – 5.0 years
Expected volatility	56.2-58.8%	59.0-101.3%
Expected dividends	Nil	Nil

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

For the year ended November 30, 2013, NovaCopper granted a total of 65,000 (2012 - 6,310,000) stock options at a weighted average fair value of $0.73 (2012 - $2.30) . The Company recognized a share-based payments charge of $4.7 million for the year ended November 30, 2013 with the majority of the expense recognized for options granted in the previous year and an additional expense of $0.8 million for options cancelled in 2013 and $9.2 million for the year ended November 30, 2012 for options granted to directors ($4.1 million), employees and services providers ($5.1 million), net of forfeitures.

On November 22, 2013, the Company cancelled 5,710,000 stock options at an exercise price of CAD$3.11 which were granted in 2012. The remaining expense of $0.8 million relating to unvested options at the time of cancellation was accelerated and recognized in the year.

As of November 30, 2013, there were 103,334 non-vested options outstanding with a weighted average exercise price of $1.74; the non-vested stock option expense not yet recognized was $0.04 million, and this expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

		November 30, 2013
		Weighted average exercise
		price
	Number of options	$
Balance – beginning of year	6,064,994	3.11
Granted	65,000	1.86
Cancelled	(5,710,000)	2.93
Forfeited	(251,662)	2.92
Balance – end of year	168,332	1.79

The following table summarizes information about the stock options outstanding at November 30, 2013.

			Outstanding		Exercisable	Unvested
			Weighted		Weighted
	Number of	Weighted	average exercise	Number of	average exercise
	outstanding	average years to	price	exercisable	price	Number of
Range of price	options	expiry	$	options	$	unvested options
$ 1.67 to $ 1.99	161,666	3.95	1.74	58,332	1.75	103,334
$ 2.00 to $ 2.99	6,666	3.41	2.93	6,666	2.93	-
	168,332	3.93	1.79	64,998	1.87	103,334

The aggregate intrinsic value of vested share options (the market value less the exercise value) at November 30, 2013 was $0.01 million.

(b)    NovaGold Arrangement Options

Under the Plan of Arrangement, holders of NovaGold stock options received one option in NovaCopper for every six options held in NovaGold (“NovaGold Arrangement Options”). The exercise price of the options in NovaCopper was determined based on the relative fair values of NovaCopper and NovaGold based on the volume weighted-average trading prices on the Toronto Stock Exchange for the five trading days commencing on the sixth trading day following the Effective Date. All other terms of the options remained the same. A total of 2,189,040 options to acquire NovaCopper shares were granted under the Plan of Arrangement on April 30, 2012. No stock options granted by NovaGold after the Effective Date are subject to the Plan of Arrangement.

The fair value of the NovaGold Arrangement Options has been estimated using an option pricing model at a weighted average fair value of $1.74 in 2012. Assumptions used in the pricing models are as provided below.

November 30, 2012
Average risk-free interest rate	1.34-1.44%
Exercise price	CDN$0.55-10.67
Expected life	0.1-3.0 years
Expected volatility	50.5-61.3%
Expected dividends	Nil

The Company recognized a stock based compensation expense of $0.07 million for the year ended November 30, 2013 and $0.2 million for the year ended November 30, 2012.

A summary of the NovaGold Arrangement Options and changes during the year ended is as follows:

		November 30, 2013
		Weighted average exercise
		price
	Number of options	$
Balance – beginning of year	2,076,541	4.22
Exercised	(69,019)	0.72
Forfeited	(230,437)	4.59
Expired	(67,582)	1.81
Balance – end of year	1,709,503	4.08

The following table summarizes information about the NovaGold Arrangement Options outstanding at November 30, 2013.

			Outstanding		Exercisable	Unvested
			Weighted		Weighted
	Number of	Weighted	average exercise	Number of	average exercise	Number of
	outstanding	average years	price	exercisable	price	unvested
Range of price	options	to expiry	$	options	$	options
$ 1.23 to $ 1.99	212,075	0.10	1.23	212,075	1.23	-
$ 2.00 to $ 3.99	694,439	0.81	2.94	683,328	2.92	11,111
$ 4.00 to $ 5.99	524,600	2.95	5.08	409,918	5.15	114,682
$ 6.00 to $ 7.99	253,390	2.12	7.15	250,611	7.15	2,779
$ 8.00 to $ 8.28	24,999	3.54	8.20	24,999	3.54	-
	1,709,503	1.61	4.08	1,580,931	4.03	128,572

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise value) at November 30, 2013 was $0.02 million (2012 – $0.02 million) and the aggregate intrinsic value of exercised options in 2012 was $0.07 million (2012 - $0.03 million).

As of November 30, 2013, there were 128,572 non-vested NovaGold Arrangement Options outstanding with a weighted average exercise price of CDN$5.08; the non-vested stock option expense not yet recognized was $0.08 million; and this expense is expected to be recognized over the next two years.

(c)    Restricted Share Units and Deferred Share Units

On November 29, 2012, the Board of Directors approved a Restricted Share Unit Plan (“RSU Plan”) and a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees, officers and directors. The RSU and DSU Plans may be settled in cash and/or common shares at the Company’s election with each Restricted Share Unit (“RSU”) and Deferred Share Unit (“DSU”) entitling the holder to receive one common share or equivalent value.

Under Accounting Standards Codification (“ASC”) 718, the units are measured at fair value at the time of grant and recognized over the service period as stock-based compensation expense using the graded attribution method. The RSU and DSU Plans allow for the units to be settled in cash or common shares at the Company’s election. Prior to the Company’s Annual General Meeting on May 21, 2013, the Company did not have the ability to issue common shares from treasury under the plans. Accordingly, the RSU and DSU Plans were initially recognized as a liability and marked-to-market at each period end until the time of vesting. On May 21, 2013, the Company received shareholder approval to deliver common shares from treasury under the plans. Prior to November 22, 2013, the date of cancellation of stock options described in Note 7(a), due to the RSU Plan’s insider participation limits, the Company did not have the ability to deliver shares to officers to fully satisfy its obligations. As of November 30, 2013, it has been determined that the units granted to employees and officers under the RSU plan and directors under the DSU plan are equity-classified share compensation arrangements. The plans were reclassified based on the respective fair values at May 21, 2013 and November 22, 2013.

On December 5, 2012, 1,295,500 RSUs were granted to employees and officers vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014. 750,000 DSUs that were granted to directors vested immediately and are to be paid out at the time of retirement from NovaCopper.

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of year	-	-
Granted	1,295,500	750,000
Vested/paid	(427,827)	-
Forfeited	(16,000)	-
Balance – end of year	851,673	750,000

The fair value of the units recognized in the period had been estimated using the quoted market price of the Company’s shares at each period end up to May 21, 2013 for employee granted RSUs and DSUs and up to November 22, 2013 for officer granted RSUs. The amount recorded to contributed surplus was the fair value at the date of reclassification.

For the year ended November 30, 2013, NovaCopper recognized a stock-based compensation charge of $3.4 million for units granted to directors ($1.4 million) and employees ($2.0 million), net of forfeitures. On June 5, 2013, 427,827 RSUs vested to employees and officers and were settled through the issuance of 244,496 common shares and $0.3 million in cash.

Subsequent to year end, on December 5, 2013, 425,833 RSUs vested to employees and officers and were settled through the issuance of 425,833 common shares. Following the vesting on December 5, 2013, 425,840 RSUs remain outstanding.

8. Management of capital risk

The Company relies upon management to manage capital in order to accomplish the objectives of safeguarding the Company’s ability to continue as a going concern in order to pursue the development of its mineral properties and maintain a capital structure which optimizes the costs of capital at an acceptable risk (note 1). The Company’s current capital consists of equity funding through capital markets and funding received from its prior owner, NovaGold, prior to its public listing.

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

9. Financial instruments

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

(a)    Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CDN$250,000, accounts receivable of CDN$45,000 and accounts payable of CDN$120,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $15,000.

(b)    Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions which are composed of financial instruments issued by Canadian banks. The Company’s accounts receivable consist of GST receivable from the Federal Government of Canada and receivables due for camp and management services provided to other parties. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

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

Contractually obligated cash flow requirements as at November 30, 2013 are as follows.

					in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,742	1,742	-	-	-

Office lease	637	174	380	83	-
	2,379	1,916	380	83	-

(d)    Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

10. Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

			in thousands of dollars
	November 30, 2013	November 30, 2012	November 30, 2011
	$	$	$
Combined federal and provincial statutory tax rate	25.67%	25.13%	26.67%
Income taxes at statutory rate	(6,261)	(7,794)	(3,023)
Difference in foreign tax rates	(1,590)	(2,652)	(1,638)
Effect of statutory rate changes	(20)	6	-
Expiry of net operating losses	-	376	-
Non-deductible expenditures	2,139	2,498	86
Other	-	(39)	-
Valuation allowance	5,732	7,605	4,575
Income tax expense	-	-	-

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at November 30, 2013 and 2012 are as follows:

		in thousands of dollars
	November 30, 2013	November 30, 2012
	$	$
Future income tax assets
Non-capital losses	45,278	41,778
Mineral property interest	14,704	13,036
Deferred interest	9,041	9,041
Property, plant and equipment	13	4
Share issuance costs	105	28
Other deductible temporary differences	748	235
Total future tax assets	69,889	64,122
Valuation allowance	(69,840)	(64,027)
Net future income tax assets	49	95
Future income tax liabilities
Other taxable temporary differences	49	95
Future income tax liabilities	49	95
Net future income tax assets	-	-

The Company has loss carry-forwards of approximately $113.5 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company, as described in note 1. Prior to the Plan of Arrangement, the Company undertook a tax reorganization during the year in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Future tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a future tax liability is recognized can be offset. A valuation allowance has been provided against future income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

in thousands of dollars
	Non-capital losses	Operating losses
	Canada	United States
	$	$
2014	-	-
2015	-	-
2016	-	-
2017	-	-
Thereafter	9,116	104,372
	9,116	104,372

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

An additional change in control may have occurred after November 30, 2011 which may further limit the availability of losses prior to the date of change in control.

11. Commitment

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at November 30, 2013 are approximately as follows.

in thousands of dollars
November 30, 2013
$
2014	174
2015	185
2016	195
2017	83
Total	637

12. Subsequent events

On December 5, 2013, 425,833 RSUs vested to employees and officers and were settled through the issuance of 425,833 common shares.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the US Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2013. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f)of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission framework (1992) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2013, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the year ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of NovaCopper

As of November 30, 2013, we had three executive officers, namely Rick Van Nieuwenhuyse, Elaine Sanders, and Joseph R. Piekenbrock. The following information is presented as of November 30, 2013.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Rick Van Nieuwenhuyse British Columbia, Canada Director, President and Chief Executive Officer	58	April 29, 2011(1)	Chief Executive Officer of NovaCopper (2011 – present); Former President and Chief Executive Officer of NovaGold

Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	44	January 30, 2012(2)	VP and Chief Financial Officer of NovaCopper (2012 – present); Corporate Secretary of NovaCopper (2011 – present); Vice President, Chief Financial Officer and Corporate Secretary of NovaGold (2011 – 2012); and Vice President Finance of NovaGold (2006 – 2011).

Joseph R. Piekenbrock Colorado, USA Senior Vice President, Exploration	58	April 29, 2011(3)	Senior Vice President, Exploration of NovaCopper (2011– present), Vice President, Exploration of NovaGold (2002- 2012).

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
(2) Ms. Sanders was appointed Chief Financial Officer on January 30, 2012. She became a full-time employee of the Company on November 13, 2012.
(3) Mr. Piekenbrock was appointed Senior VP, Exploration on April 29, 2011. He became a full-time employee of the Company on May 1, 2012.

The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, to be filed within 120 days of November 30, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2014 Proxy Statement”), is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

The information responsive to Items 402 and 407 of Regulation S-K to be included in our 2014 Proxy Statement is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2014 Proxy Statement is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to Items 404 and 407 of Regulation S-K to be included in our 2014 Proxy Statement is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to Item 9(e) of Schedule 14A to be included in our 2014 Proxy Statement is incorporated herein by reference.

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

10.1	Commitment Agreement between NovaGold Resources Inc. and NovaCopper Inc. dated effective April 19, 2012

Exhibit
No.	Description

(incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

10.2

Exploration Agreement and Option to Lease between NovaCopper US Inc. and NANA Regional Corporation, Inc. dated October 19, 2011(incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

10.3

Net Smelter Returns Royalty Agreement among Kenecott Exploration Company, Kennecott Arctic Company, Alaska Gold Company, and NovaGold Resources Inc. dated effective January 7, 2010 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

10.4

Employment Agreement between the Registrant and Rick Van Nieuwenhuyse, dated January 9, 2012 (incorporated by reference to Exhibit 4.4 of the Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.5

Employment Agreement between the Registrant and Elaine Sanders, dated November 5, 2012 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001- 35447)

10.6

Employment Agreement between the Registrant and Joseph Piekenbrock, dated May 1, 2012 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001- 35447)

10.7

2004 Stock Award Plan of NovaGold Resources Inc. (as amended) (incorporated by reference to Appendix A of Exhibit 99.2 of NovaGold Resources Inc.’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of NovaGold Resources Inc.’s report on Form 6-K as filed on March 1, 2012)

10.8

NovaGold 2009 Performance Share Unit Plan (incorporated by reference to Appendix C of Exhibit 99.2 of NovaGold Resources Inc.’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of NovaGold Resources Inc.’s report on Form 6-K as filed on March 1, 2012)

10.9

NovaGold 2009 Deferred Share Unit Plan (incorporated by reference to Appendix E of Exhibit 99.2 of NovaGold Resources Inc.’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of NovaGold Resources Inc.’s report on Form 6-K as filed on March 1, 2012)

10.10	Form of NovaCopper Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.5 of the Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.11	NovaCopper Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.12	NovaCopper Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Sabry Abdel Hafez

23.3	Consent of Jianhui Huang

23.4	Consent of Michael F. O’Brien

23.5	Consent of Mike Chin

23.6	Consent of Graham Wilkins

23.7	Consent of Hassan Ghaffari

23.8	Consent of Marvin Silva

23.9	Consent of Jack DiMarchi Wayne Stoyko

23.10	Consent of H. Wayne Stoyko

Exhibit
No.	Description

23.11	Consent of Scott Petsel

23.12	Consent of Bruce Davis

23.13	Consent of Robert Sim

23.14	Consent of Tetra Tech

23.15	Consent of BD Resource Consulting, Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVACOPPER INC.

By:	/s/ Rick Van Nieuwenhuyse
Name: Rick Van Nieuwenhuyse
Title: President and Chief Executive Officer

Date: January 29, 2014

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rick Van Nieuwenhuyse	President, Chief Executive Officer and	January 29, 2014
Rick Van Nieuwenhuyse	Director (Principal Executive Officer)

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	January 29, 2014
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ Clynton Nauman	Lead Director and Authorized US	January 29, 2014
Clynton R. Nauman	Representative

/s/ Tony Giardini	Director	January 29, 2014
Tony Giardini

/s/ Thomas Kaplan	Director	January 29, 2014
Dr. Thomas S. Kaplan

/s/ Terry Krepiakevich	Director	January 29, 2014
Terry Krepiakevich

/s/ Gregory Lang	Director	January 29, 2014
Gregory A. Lang

/s/ Igor Levental	Director	January 29, 2014
Igor Levental

Signature	Title	Date

/s/ Kalidas Madhavpeddi	Director	January 29, 2014
Kalidas V. Madhavpeddi

/s/ Gerald McConnell	Director	January 29, 2014
Gerald McConnell

/s/ Walter Segsworth	Director	January 29, 2014
Walter Segsworth

/s/ Janice Stairs	Director	January 29, 2014
Janice Stairs