Form 10-Q
period 2014-02-28
NovaCopper Inc.
filed 2014-04-08
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014

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
Yes [   ]     No [X]

As of April 7, 2014, the registrant had 53,629,245 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
(unaudited)

	in thousands of dollars
	February 28, 2014	November 30, 2013
	$	$
Assets
Current assets
Cash and cash equivalents	4,364	6,484
Accounts receivable	141	90
Deposits and prepaid amounts	458	591
	4,963	7,165

Plant and equipment (note 3)	891	1,148
Mineral properties and development costs (note 4)	30,586	30,586
	36,440	38,899
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,765	1,742
	1,765	1,742
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued -53,629,245 (2013 – 53,066,656)	106,497	104,895
Contributed surplus	124	152
Contributed surplus – options (note 6(a,b))	16,651	17,248
Contributed surplus – units (note 6(c))	1,740	2,584
Deficit accumulated during the exploration stage	(90,337)	(87,722)
	34,675	37,157
	36,440	38,899

Nature of operations, going concern, structure and plan of arrangement (note 1)
Commitments and contingencies (notes 4, 5, 6, 9)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Terry Krepiakevich, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

	in thousands of dollars, except share and per share amounts
	For the three	For the three
	months ended	months ended	Cumulative during
	February 28, 2014	February 28, 2013	exploration stage
	$	$	$
Expenses
Amortization	258	250	2,343
Corporate development	31	104	649
Foreign exchange (gain) loss	(6)	(24)	12
General and administrative	437	548	6,757
Mineral properties expense (note 4(c))	580	802	51,837
Professional fees	650	299	2,355
Salaries	550	549	6,181
Salaries – stock-based compensation (note 6)	116	4,113	17,752
Total expenses	2,616	6,640	87,886
Other items
Accretion expense	-	-	2,530
Loss on disposal of equipment	-	-	7
Interest and other income	(1)	(14)	(86)
Loss and comprehensive loss for the period	(2,615)	(6,626)	(90,337)

Basic and diluted loss per common share	$0.05	$0.13
Weighted average number of common shares outstanding	53,506,641	50,573,980

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration -Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	in thousands of dollars, except share amounts
				Contributed			Total
	Number of		Contributed	surplus –	Contributed		shareholders’
	shares	Share capital	surplus	options	surplus – units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2012	46,665,069	92,168	12,180	12,703	-	(63,328)	53,723
Vesting of NovaGold Performance Share Units	14,180	28	(28)	-	-	-	-
Exercise of NovaGold Warrants	6,088,262	11,996	(11,996)	-	-	-	-
Stock-based compensation	-	-	-	1,890	-	-	1,890
Loss for the period	-	-	-	-	-	(6,626)	(6,626)
Balance – February 28, 2013	52,767,511	104,192	156	14,593	-	(69,954)	48,987

Balance – November 30, 2013	53,066,656	104,895	152	17,248	2,584	(87,722)	37,157
Exercise of NovaGold Arrangement options	46,929	632	-	(615)	-	-	17
Vesting of NovaGold Performance Share Units	14,166	28	(28)	-	-	-	-
Vesting of Restricted Share Units	425,833	803	-	-	(803)	-	-
Vesting of Deferred Share Units	75,661	139	-	-	(139)	-	-
Stock-based compensation	-	-	-	18	98	-	116
Loss for the period	-	-	-	-	-	(2,615)	(2,615)
Balance – February 28, 2014	53,629,245	106,497	124	16,651	1,740	(90,337)	34,675

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	in thousands of dollars
	For the three months	For the three months
	ended	ended	Cumulative during
	February 28, 2014	February 28, 2013	exploration stage
	$	$	$
Cash flows used in operating activities
Loss for the period	(2,615)	(6,626)	(90,337)
Items not affecting cash
Amortization	258	250	2,363
Accretion	-	-	2,530
Loss on disposal of equipment	-	-	7
Issuance of shares as compensation	-	-	316
Stock-based compensation	116	4,113	18,864
Unrealized foreign exchange	-	(80)	(89)
Decrease (increase) in accounts receivable	(51)	64	(141)
Increase (decrease) in deposits and prepaid amounts	133	46	(444)
Increase (decrease)in accounts payable, accrued liabilities and due to related parties	23	(1,259)	1,690
	(2,136)	(3,492)	(65,241)
Cash flows from financing activities
Proceeds received on exercise of options	17	-	36
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	-	40,000
Funding provided and expenses paid by NovaGold	-	-	61,256
Repayment of notes payable	-	-	(24,000)
Settlement of Restricted Share Units	-	-	(329)
	17	-	76,963
Cash flows used in investing activities
Acquisition of plant & equipment	(1)	(14)	(3,242)
Acquisition of mineral properties	-	-	(4,116)
	(1)	(14)	(7,358)
Increase (decrease) in cash and cash equivalents	(2,120)	(3,506)	4,364
Cash and cash equivalents – beginning of period	6,484	22,244	-
Cash and cash equivalents – end of period	4,364	18,738	4,364

Non-cash investing and financing activities
Issuance of common shares to NovaGold to acquire NovaCopper US Inc.	-	-	27,280
Notes payable assumed on acquisition of Ambler lands	-	-	21,471
Issuance of common shares by NovaGold to acquire Ambler lands	-	-	5,000

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

1    Nature of operations, going concern, structure and plan of arrangement

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

Going concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2014, the Company had consolidated cash of $4.4 million and working capital of $3.2 million. Substantial doubt exists as the continued operations and exploration activities of the Company are dependent on its ability to obtain additional financing within the next twelve months. The Company will need to raise additional funds to support further exploration of its projects and administration expenses. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means. There is no assurance that the Company will be successful in obtaining additional financing, that sufficient funds will be available to the Company, or be available on favourable terms in the future. Factors that could affect the availability of financing include fluctuations in the Company's share price, the state of international debt and equity markets, investor perceptions and expectations, global financial and metals markets, and progress on the Company's exploration properties. These financial statements do not reflect the adjustments in the carrying value of the assets and liabilities, the reported expenses, and the balance sheet classifications used that would be necessary if the Company was unable to realize its assets and discharge its liabilities in the normal course of operations. Such adjustments could be material.

2    Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiary, NovaCopper US. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 7, 2014.

All figures are in United States dollars unless otherwise noted.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of February 28, 2014, our results of operations for the three months ended February 28, 2014 and 2013, and our cash flows for the three months ended February 28, 2014 and 2013. The results of operations for the three months ended February 28, 2014 are not necessarily indicative of the results to be expected for the year ending November 30, 2014.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 filed with the U.S. Securities and Exchange Commission (“SEC”) on January 30, 2014.

Recent accounting pronouncements

i.	Income tax disclosure

The FASB issued “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amended Topic 740, Income Taxes to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It was released to provide clear guidance to minimize divergence in practice when disclosing unrecognized tax benefits. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. We adopted this standard for the fiscal year ending November 30, 2014. The adoption of ASU 2013-11 did not have any impact as our disclosure meets the recommended practice.

ii.	Offsetting assets and liabilities

In January 2013, the FASB issued “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 clarifies Accounting Standards Update No. 2011-11: “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to restrict the scope of implementation to derivatives accounted for under Topic 815, Derivatives and Hedging, which includes bifurcated embedded derivatives repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that require an offset or are subject to an enforceable master netting arrangement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We adopted this standard for the fiscal year ending November 30, 2014. The adoption of ASU 2013-01 did not have a material impact on our results of operations, financial condition, or cash flows.

3    Plant and equipment

	in thousands of dollars
	February 28, 2014
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(8)	38
Leasehold improvements	32	(7)	25
Computer hardware and software	81	(23)	58
Alaska, USA
Machinery and equipment	2,833	(2,176)	657
Vehicles	275	(163)	112
Computer hardware and software	31	(30)	1
	3,298	(2,407)	891

	in thousands of dollars
	November 30, 2013
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(5)	41
Leasehold improvements	32	(5)	27
Computer hardware and software	80	(17)	63
Alaska, USA
Machinery and equipment	2,833	(1,949)	884
Vehicles	275	(144)	131
Computer hardware and software	31	(29)	2
	3,297	(2,149)	1,148

4    Mineral properties and development costs

	in thousands of dollars
	November 30, 2013	Acquisition costs	February 28, 2014
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

	in thousands of dollars
	November 30, 2012	Acquisition costs	November 30, 2013
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

(a)	Ambler

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

The following table summarizes mineral properties expense for the three months ended February 28, 2014 and 2013.

	in thousands of dollars
	Three months ended	Three months ended
	February 28, 2014	February 28, 2013
	$	$
Community	11	75
Engineering	75	130
Environmental	15	-
Geochemistry and geophysics	-	49
Land and permitting	93	58
Project support	71	92
Wages and benefits	315	398
Mineral property expense	580	802

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to February 28, 2014 is $51.8 million.

5    Accounts payable and accrued liabilities

	in thousands of dollars
	February 28, 2014	November 30, 2013
	$	$
Trade accounts payable	118	196
Accrued liabilities	842	427
Accrued salaries and vacation	805	1,119
Accounts payable and accrued liabilities	1,765	1,742

Accrued liabilities include $24,000 of accrued and unpaid directors’ meeting fees relating to services provided during the quarter ended February 28, 2014 and $103,000 relating to services provided during the year ended November 30, 2013. Accrued salaries and vacation include $684,000 of accrued and unpaid bonuses relating to services provided by officers during the year ended November 30, 2013 payable upon the completion of a financing.

6    Share capital

Authorized: unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2012	46,665,069	92,168
Exercise of NovaGold Warrants	6,088,262	11,996
Exercise of NovaGold Arrangement Options	52,243	254
Vesting of NovaGold Performance and Deferred Share Units	16,586	32
Vesting of Restricted Share Units	244,496	445
November 30, 2013	53,066,656	104,895
Exercise of NovaGold Arrangement Options	46,929	632
Vesting of NovaGold Performance Share Units	14,166	28
Vesting of Restricted Share Units	425,833	803
Vesting of Deferred Share Units	75,661	139
February 28, 2014, issued and outstanding	53,629,245	106,497

On April 30, 2012(the “Effective Date”), under the Plan of Arrangement, NovaGold distributed its interest in NovaCopper to the shareholders of NovaGold on the basis that each shareholder received one share in NovaCopper for every six shares of NovaGold held on the record date. NovaCopper committed to issue up to 6,181,352 common shares to satisfy holders of NovaGold warrants (“NovaGold Warrants”), performance share units (“NovaGold PSUs”) and deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012 on the same basis as NovaGold shareholders under the Plan of Arrangement. When a warrant is exercised or a unit becomes vested, NovaCopper has committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. An amount of $12.2 million was recorded in contributed surplus representing a pro-rated amount of the historical NovaGold investment based on the fully diluted number of common shares at the time the Arrangement became effective.

During the period ended February 28, 2014, the Company issued 14,166 common shares in settlement of NovaGold PSUs which vested on January 29, 2014 (February 28, 2013 – 14,180).

As of February 28, 2014, 20,685 NovaGold DSUs remain outstanding, which will settle upon the NovaGold directors’ retirement.

(a) Stock options

No stock options were granted during the period ended February 28, 2014.

For the period ended February 28, 2014, NovaCopper recognized a stock-based compensation charge of $0.09 million for options granted to directors, employees and services providers, net of forfeitures.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

	February 28, 2014
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	168,332	1.72
Forfeited	(13,332)	2.30
Balance – end of period	155,000	1.67

The following table summarizes information about the stock options outstanding at February 28, 2014.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 1.60 to $ 1.79	155,000	3.69	1.67	51,666	1.67
	155,000	3.69	1.67	51,666	1.67

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

For the period ended February 28, 2014, NovaCopper recognized a stock-based compensation charge of $0.09 million for NovaGold Arrangement Options, net of forfeitures.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

	February 28, 2014
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	1,709,503	3.92
Exercised	(212,075)	1.18
Forfeited	(67,998)	3.88
Balance – end of period	1,429,430	4.33

The following table summarizes information about the NovaGold Arrangement Options outstanding at February 28, 2014.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 2.00 to $ 3.99	749,112	0.99	2.95	678,836	2.85
$ 4.00 to $ 5.99	408,595	2.34	5.10	408,595	5.10
$ 6.00 to $ 7.99	271,723	2.00	6.94	268,944	6.95
	1,429,430	1.57	4.33	1,356,375	4.34

(c) Restricted Share Units and Deferred Share Units

On December 5, 2012, 1,295,500 RSUs were granted to employees and officers vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014. 750,000 DSUs that were granted to directors vested immediately and are to be paid out at the time of retirement from NovaCopper.

All non-executive directors have elected to receive 50% of their annual retainer in DSUs effective January 1, 2014.

A summary of the Company’s unit plans and changes during the period ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of year	851,673	750,000
Granted	-	661
Vested/paid	(425,833)	(75,661)
Forfeited	-	-
Balance – end of year	425,840	675,000

For the three months ended February 28, 2014, NovaCopper recognized a stock-based compensation charge of $0.1 million for units granted to employees in the prior year, net of forfeitures.

On December 5, 2013, 425,833 RSUs vested to employees and officers and were settled through the issuance of 425,833 common shares. Following the vesting on December 5, 2013, 425,840 RSUs remain outstanding.

On January 30, 2014, 75,661 DSUs were redeemed and paid out in common shares upon the resignation of a director.

7    Management of capital risk

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

8    Financial instruments

The Company is exposed to a variety of risks arising from financial instruments. These risks and management’s objectives, policies and procedures for managing these risks are disclosed as follows.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of accounts payable and accrued liabilities approximates their carrying value due to the short-term nature of their maturity. All of the Company’s financial instruments are initially measured at fair value and then held at amortized cost.

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)   Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CDN$294,000, accounts receivable of CDN$24,000 and accounts payable of CDN$477,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $14,000.

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

Contractually obligated cash flow requirements as at February 28, 2014 are as follows.

				in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,765	1,765	-	-	-
Office lease	570	126	364	80	-
	2,335	1,891	364	80	-

(d)   Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

9    Commitment

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at February 28, 2014 are approximately as follows.

in thousands of dollars
February 28, 2014
$
2014	126
2015	177
2016	187
2017	80
Total	570

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
  uncertainty related to the economic projections derived from the PEA;
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

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated April 7, 2014 and provides an analysis of our unaudited interim financial results for the quarter ended February 28, 2014.

The following information should be read in conjunction with our February 28, 2014 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies are outlined in note 2 of the interim consolidated financial statements. All amounts are in United States dollars unless otherwise stated.

Scott Petsel, P.Geo., an employee and the Upper Kobuk Mineral Projects Manager, is a Qualified Person under National Instrument 43-101-Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

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

We are primarily focused on developing copper properties in the Ambler mining district, some of which also have significant zinc, gold and silver resources. Our principal properties are located in Alaska, a region with low geopolitical risk that has a long history of mining, established permitting standards and state and federal governments supportive of resource development. We draw on the expertise of our management and Board of Directors who have years of experience in the Ambler region from their time at NovaGold Resources Inc. (“NovaGold”). We are focused on continuing to identify high-grade mineralization with additional exploration executed in 2013.

We were formed in 2011 by NovaGold Resources Inc. (“NovaGold”) to hold the UKMP Projects, and were spun-out to shareholders of NovaGold through a Plan of Arrangement effective April 30, 2012. NovaGold shareholders received one NovaCopper common share for every six common shares of NovaGold held on the effective date of the Plan of Arrangement.

Recent activities

On March 18, 2014, we announced the release of an updated NI 43-101 compliant resource estimate for the Bornite deposit and on April 1, 2014, we filed a NI 43-101 compliant technical report titled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” dated effective March 18, 2014. This updated Bornite Project resource estimation included the results of drilling completed and the re-logging and re-assaying program undertaken during the 2013 field season. At a base case 0.50% copper cutoff grade, the Bornite Project is estimated to contain in-pit indicated resources of 14.1 million tonnes at an average grade of 1.08% copper or 334 million lbs of contained copper and in-pit inferred resources of 109.6 million tonnes at an average grade of 0.94% copper or 2.3 billion lbs of contained copper. Resources are stated as contained within a pit shell developed using a metal price of $3.00/lb copper, mining costs of $2.00/tonne, milling costs of $11/tonne, general and administrative cost of $5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees. In addition to the in-pit resources, at a base case 1.50% copper cutoff grade, the Bornite Project contains below-pit inferred resources of 55.6 million tonnes at an average grade of 2.81% copper or 3.4 billion lbs of contained copper that may be amenable to underground extraction methods. Resources are stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $3.00 per pound copper, underground mining costs of $50.00 per tonne, milling costs of $11.00 per tonne, general and administrative of $5.00 per tonne, and an average metallurgical recovery of 87%. See “Cautionary Note to United States Investors concerning Reserve and Resource Estimates.”

We are currently working to define the 2014 exploration program focus and initiatives.

During the first quarter of 2014, we continued to focus efforts on supporting Alaska Industrial Development Export Authority ("AIDEA”) in permitting the Ambler Mining District Industrial Access Road ("AMDIAR”) which is expected to provide access to UKMP Projects. AIDEA received an approved budget of $8.5 million from the State of Alaska to fund activities on the AMDIAR in the 2013/2014 fiscal budget. AIDEA continued to collect community input at meetings held through the winter in various villages. Environmental baseline studies are planned to begin during the summer field season. We also worked closely with NANA on community relations and workforce development strategies.

We intend to sign a memorandum of understanding with AIDEA in the first half of 2014 to explore the feasibility of utilizing liquid natural gas (“LNG”) trucked from the North Slope LNG plant (or the Interior Energy Project) to the UKMP Projects site to replace diesel as the main source of fuel for any future production at the UKMP Projects. In January 2014, AIDEA announced the selection of the commercial participant to develop the North Slope LNG plant and outlined the target for the first gas delivery to Fairbanks in the winter of 2015/2016.

We do not currently generate operating cash flows. We believe that the cash and cash equivalent balances at November 30, 2013 of $6.5 million were sufficient to cover the anticipated expenditures relating to fiscal 2014 general and administrative costs and to maintain our properties in good standing. As at February 28, 2014, the Company had consolidated cash of $4.4 million and working capital of $3.2 million. We will need to raise additional funds to support further exploration of our projects and administration expenses beyond the end of our fiscal year. Future financings are anticipated through debt financing, equity financing, convertible debt, or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital.

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

Summary of results

	in thousands of dollars,
	except for per share amounts
Selected financial results	Three months ended	Three months
	February 28, 2014	ended
	$	February 28, 2013
		$
Amortization	258	250
General and administrative	437	548
Mineral properties expense	580	802
Professional fees	650	299
Salaries	550	549
Salaries – stock-based compensation	116	4,113
Loss and comprehensive loss for the period	2,615	6,626
Basic and diluted loss per common share	$0.05	$0.13

For the three months ended February 28, 2014, NovaCopper reported a net loss of $2.6 million (or $0.05 basic and diluted loss per common share) compared to a net loss of $6.6 million for the corresponding period in 2013 (or $0.13 basic and diluted loss per common share). This variance was primarily due to a non-cash stock-based compensation charge of $4.1 million for the three months ended February 28, 2013 compared to $0.1 million in the corresponding period in 2014. Total stock-based compensation expense recognized for the three months ended February 28, 2013 was $4.1 million which included $1.9 million for options granted under the NovaCopper stock option plan, $0.04 million for NovaGold arrangement options from the spin-out, and $2.1 million for RSUs and DSUs granted to employees and directors directors with no similar grant in the first quarter of this year. In November 2013, all employees and directors voluntarily returned options outstanding having an exercise price of CAD$3.11 totaling 5,710,000 stock options in order to create a more sustainable long-term retention strategy. As a result, the expense relating to these options was accelerated and recorded in the year ended November 30, 2013.

Other differences in the three months ended February 28, 2014 compared to the three months ended February 28, 2013 resulted from a reduction in mineral property expenses and general and administrative expenses offset by an increase in professional fees. For the three months ended February 28, 2014, we reported mineral property expenses of $0.6 million compared to $0.8 million for the corresponding period in 2013. For the period in 2013 we were engaged in the preliminary economic assessment study for the Arctic Project compared to the three months ended February 28, 2014 during which we were engaged in the update to the Bornite Project resource estimate, a report involving less technical and engineering consulting. General and administrative costs were reduced from $0.5 million in the three months ended February 28, 2013 to $0.4 million in the three months ended February 28, 2014 due to cost reduction efforts. Our professional fees were $0.7 million for the three months ended February 28, 2014 compared to $0.3 million for the three months ended February 28, 2013 as we incurred financing preparation costs in 2014 for which there is no comparable cost in 2013. We filed a preliminary prospectus supplement on February 19, 2014 with the intention of raising approximately $20 million through a combination of a public offering and a private placement with our large shareholders. On March 7, 2014, we cancelled the offering and deferred a decision on financing until the release of the results from the Bornite resource update. If we successfully complete a financing in the near future, some of the financing costs already incurred and recorded in professional fees during the first quarter of 2014 may be reclassified at that time into share capital.

Selected financial data

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

							in thousands of dollars,
							except per share amounts
	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012	Q3 2012	Q2 2012
	02/28/14	11/30/13	08/31/13	05/31/13	02/28/13	11/30/12	08/31/12	05/31/12
	$	$	$	$	$	$	$	$
Interest and other income	1	4	13	9	14	16	19	10
Mineral property expenses	580	1,134	4,727	2,231	802	3,130	9,139	2,421
Loss for the period	(2,615)	(4,931)	(6,890)	(5,947)	(6,626)	(7,841)	(12,559)	(9,753)
Loss per common share – basic and diluted	(0.05)	(0.09)	(0.13)	(0.11)	(0.13)	(0.17)	(0.27)	(0.21)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, timing of property acquisition payments, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include our incorporation and completion of the spin-out. Prior to April 2011, we had no shares outstanding as NovaCopper was not yet incorporated. As a result of the spin-out in April 2012, the loss per common share has been restated as if the distribution of common shares would have occurred at inception.

During the second quarter of 2012, we had stock-based compensation expense of $5.5 million, $0.7 million for general and administrative and $0.7 million for salaries expense recorded as a result of the completion of the spin-out from NovaGold. During the third quarter of 2012, mineral property expenses of $9.1 million were recorded as a larger exploration program was conducted than previous years during which the third quarter encompasses the majority of the field season. Additionally, stock-based compensation expense of $2.0 million was recognized due to the vesting of previously granted stock options. During the fourth quarter of 2012, mineral property expenses of $3.1 million were recorded for the end of the 2012 field season. Stock-based compensation expense of $1.9 million was also recognized due to the vesting of previously granted stock options. During the first quarter of 2013, we incurred expenses of $4.1 million in stock-based compensation expense due to the vesting of previously granted stock options and the granting of RSUs and DSUs. We also recognized mineral property expenses of $0.8 million related to preparation activities for the 2013 field season and ongoing engineering studies. During the second quarter of 2013, we incurred mineral property expenses of $2.2 million consisting of the start-up of the field season in May and continuation of engineering studies. We also incurred expenses of $2.0 million in stock-based compensation due to the expense being recorded evenly over the vesting period of previously granted stock options and RSUs. During the third quarter of 2013, mineral property expenses of $4.7 million were recorded as the majority of the exploration program was conducted during the quarter. During the fourth quarter of 2013, stock-based compensation of $1.4 million was recorded due to an acceleration of expense as a result of the cancelling of 5,710,000 stock options during the period. All expense for unvested options was accelerated and included in the fourth quarter of 2013. During the first quarter of 2014, we incurred $0.1 million of stock-based compensation expense due to the prior acceleration of expense in the fourth quarter of 2013. As a result, our loss for the first quarter ended February 28, 2014 is significantly reduced.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At February 28, 2014, we had $4.4 million in cash and cash equivalents. We expended $2.1 million on operating activities during the three month period ended February 28, 2014, compared with expenditures of $3.5 million for operating activities for the same period in 2013. The majority of cash spent on operating activities during both periods was expended on mineral property expenses, general and administrative, and salaries. A large proportion of the cash spent in the three months ended February 28, 2013 was also spent on a reduction in accounts payable and accrued liabilities of $1.3 million due to timing of payments. As the exploration field season in the Ambler mining district is between May and early October of each year, a significant portion of the mineral property expenses and operating activities are incurred during this time frame.

During the three month period ended February 28, 2014, we raised $0.02 million from financing activities due to proceeds received from the exercise of NovaGold arrangement options compared to $nil from financing activities generated in the same period in 2013.

During the three month period ended February 28, 2014 and the three month period ended February 28, 2013, we expended minimal cash on investing activities. Equipment purchases consisted of mainly replacement items totaling $0.01 million over both periods.

Based on our current commitments, we will need to raise additional funds to support further exploration of its projects and administration expenses. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means. There is no assurance that the Company will be successful in obtaining additional financing, that sufficient funds will be available to the Company, or be available on favourable terms in the future. There is no assurance that the Company will be successful in obtaining additional financing, that sufficient funds will be available to the Company, or be available on favourable terms in the future. Factors that could affect the availability of financing include fluctuations in the Company's share price, the state of international debt and equity markets, investor perceptions and expectations, global financial and metals markets, and progress on the Company's exploration properties.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at February 28, 2014 are as follows.

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	1,765	1,765	-	-	-
Office lease	570	126	364	80	-
Total	2,335	1,891	364	80	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. On January 25, 2013, we entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.6 million.

Outstanding share data

At April 7, 2014, we had 53,629,245 common shares issued and outstanding. At April 7, 2014, we had 155,000 stock options with a weighted-average exercise price of $1.68, 1,331,100 NovaGold arrangement options with a weighted-average exercise price of $4.45, 425,840 restricted share units, 675,000 deferred share units, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received outstanding.

New accounting pronouncements

Unless otherwise noted, the following revised standards and amendments are effective for annual periods beginning on or after December 1, 2013 or as noted. The Company is continuing to assess the impact of these standards and amendments or has determined whether it will early adopt them, as noted.

i.	Income tax disclosure

The FASB issued “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amended Topic 740, Income Taxes to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It was released to provide clear guidance to minimize divergence in practice when disclosing unrecognized tax benefits. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. We adopted this standard for the fiscal year ending November 30, 2014. The adoption of ASU 2013-11 did not have any impact as our disclosure meets the recommended practice.

ii.	Offsetting assets and liabilities

In January 2013, the FASB issued “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 clarifies Accounting Standards Update No. 2011-11: “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to restrict the scope of implementation to derivatives accounted for under Topic 815, Derivatives and Hedging, which includes bifurcated embedded derivatives repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that require an offset or are subject to an enforceable master netting arrangement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We adopted this standard for the fiscal year ending November 30, 2014. The adoption of ASU 2013-01 did not have a material impact on our results of operations, financial condition, or cash flows.

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

Risk factors

NovaCopper and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under NovaCopper’s Form 10-K dated January 29, 2014 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.novacopper.com.

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

(a)   Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CDN$294,000, accounts receivable of CDN$24,000 and accounts payable of CDN$477,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss would change by approximately $14,000.

(b)   Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet our contractual obligations. Our cash and cash equivalents are all held with Canadian Chartered financial institutions and are composed of financial instruments issued by Canadian banks. Our accounts receivable consist of HST receivable from the Federal Government of Canada, amounts due from related parties and receivables due for camp and management services provided to other parties. Our exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)   Liquidity risk

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage our liquidity risk through the management of our capital structure and financial leverage. We do expect, based on anticipated but not committed expenditures on our projects, we are likely to require financing within the next twelve to eighteen months. Future financings are expected to be obtained through debt financing, equity financing, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled “Liquidity and capital resources”.

(d)   Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which are highly liquid which limits the risk of loss due to interest rate changes to $nil.

(e)   Price risk

We are exposed to price risk with respect to commodity prices as future profitability and long-term viability will depend, in large parts, on the price of copper, zinc, lead, gold and silver. The market prices for such metals are volatile and subject to numerous factors beyond Management’s control. Management closely monitors commodity prices to determine the appropriate course of action to be taken. We do not have any hedging or other commodity-based risks respecting our operations.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and our economic viability could be affected by commodity price volatility.

Item 4.    Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2014. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2013, as filed with the SEC on January 30, 2014. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2013, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: April 8, 2014	NOVACOPPER INC.

By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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