Form 10-Q
period 2014-05-31
NovaCopper Inc.
filed 2014-07-09
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

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

Yes [   ]      No [X]

As of July 7, 2014, the registrant had 60,229,697 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
(unaudited)

in thousands of dollars
	May 31, 2014	November 30, 2013
	$	$
Assets
Current assets
Cash and cash equivalents	2,083	6,484
Accounts receivable	253	90
Deposits and prepaid amounts	623	591
	2,959	7,165

Plant and equipment (note 3)	683	1,148
Mineral properties and development costs (note 4)	30,586	30,586
	34,228	38,899
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,510	1,742
	1,510	1,742
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued -53,707,957 (2013 – 53,066,656)	106,640	104,895
Contributed surplus	124	152
Contributed surplus – options (note 6(a,b))	16,666	17,248
Contributed surplus – units (note 6(c))	1,717	2,584
Deficit accumulated during the exploration stage	(92,429)	(87,722)
	32,718	37,157
	34,228	38,899

Nature of operations, going concern, structure and plan of arrangement (note 1)
Commitments and contingencies (notes 4, 6, 9)
Subsequent event (note 10)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

in thousands of dollars, except share and per share amounts
	For the three months ended		For the six months ended		Cumulative
					during
					exploration
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	stage
	$	$	$	$	$
Expenses
Amortization	208	254	466	504	2,551
Corporate development	12	36	43	140	661
Foreign exchange (gain) loss	16	6	10	(18)	28
General and administrative	457	616	894	1,164	7,214
Mineral properties expense (note 4(c))	489	2,231	1,069	3,033	52,326
Professional fees	176	211	826	510	2,529
Salaries	600	602	1,149	1,150	6,782
Salaries – stock-based compensation (note 6)	135	2,000	251	6,113	17,887
Total expenses	2,093	5,956	4,708	12,596	89,978
Other items
Accretion expense	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Interest and other income	-	(9)	(1)	(23)	(86)
Loss and comprehensive loss for the period	(2,093)	(5,947)	(4,707)	(12,573)	(92,429)
Basic and diluted loss per common share	$0.04	$0.11	$0.09	$0.26
Weighted average number of common shares outstanding	53,637,801	52,769,927	53,572,942	48,588,311

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration -Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

in thousands of dollars, except share amounts
				Contributed			Total
	Number of		Contributed	surplus –	Contributed		shareholders’
	shares	Share capital	surplus	options	surplus – units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2012	46,665,069	92,168	12,180	12,703	-	(63,328)	53,723
Vesting of NovaGold Performance Share Units and Deferred Share Units	16,586	33	(33)	-	-	-	-
Exercise of NovaGold Warrants	6,088,262	11,996	(11,996)	-	-	-	-
Exercise of NovaGold Arrangement options	1,184	11	-	(11)	-	-	-
Stock-based compensation	-	-	-	3,310	1,683	-	4,993
Loss for the period	-	-	-	-	-	(12,573)	(12,573)
Balance – May 31, 2013	52,771,101	104,208	151	16,002	1,683	(75,901)	46,143

Balance – November 30, 2013	53,066,656	104,895	152	17,248	2,584	(87,722)	37,157
Exercise of NovaGold Arrangement options	46,929	632	-	(615)	-	-	17
Vesting of NovaGold Performance Share Units	14,166	28	(28)	-	-	-	-
Vesting of Restricted Share Units	425,833	803	-	-	(803)	-	-
Vesting of Deferred Share Units	154,373	282	-	-	(282)	-	-
Stock-based compensation	-	-	-	33	218	-	251
Loss for the period	-	-	-	-	-	(4,707)	(4,707)
Balance – May 31, 2014	53,707,957	106,640	124	16,666	1,717	(92,429)	32,718

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

in thousands of dollars
	For the three months ended		For the six months ended		Cumulative
					during
					exploration
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013	stage
	$	$	$	$	$
Cash flows used in operating activities
Loss for the period	(2,093)	(5,947)	(4,707)	(12,573)	(92,429)
Items not affecting cash
Amortization	208	254	466	504	2,571
Accretion	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Issuance of shares as	-	-	-	-	316
compensation
Stock-based compensation	135	2,000	251	6,113	18,999
Unrealized foreign exchange	-	2	-	(77)	(89)
Net change in non-cash working capital
Increase in accounts receivable	(112)	(77)	(163)	(13)	(253)
Increase in deposits and prepaid amounts	(165)	(274)	(32)	(228)	(610)
Increase (decrease) in accounts payable, accrued liabilities and due to related parties	(254)	1,148	(232)	(111)	1,436
	(2,281)	(2,894)	(4,417)	(6,385)	(67,522)
Cash flows from financing activities
Proceeds received on exercise of options	-	-	17	-	36
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	-	-	-	40,000
Funding provided and expenses paid by NovaGold	-	-	-	-	61,256
Repayment of notes payable	-	-	-	-	(24,000)
Settlement of Restricted Share Units	-	-	-	-	(329)
	-	-	17	-	76,963
Cash flows used in investing activities
Acquisition of plant & equipment	-	(158)	(1)	(172)	(3,242)
Acquisition of mineral properties	-	-	-	-	(4,116)
	-	(158)	(1)	(172)	(7,358)
Increase (decrease) in cash and cash equivalents	(2,281)	(3,052)	(4,401)	(6,557)	2,083
Cash and cash equivalents – beginning of period	4,364	18,739	6,484	22,244	-
Cash and cash equivalents – end of period	2,083	15,687	2,083	15,687	2,083

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

Structure and plan of arrangement

On January 11, 2010, Alaska Gold Company (“AGC”), at the time a wholly owned subsidiary of NovaGold Resources Inc. (“NovaGold”), purchased 100% of the Ambler lands, hosting the copper-zinc-lead-gold-silver Arctic Project, for consideration of $29 million. The Ambler lands were acquired on October 17, 2011 by NovaCopper US Inc. (“NovaCopper US”) through a purchase and sale agreement with AGC. On October 24, 2011, NovaGold transferred its ownership of NovaCopper US to NovaCopper, then a wholly owned subsidiary of NovaGold, in exchange for 100 shares of NovaCopper, with an ascribed value of $27.3 million.

On October 19, 2011, NovaCopper US acquired the exclusive right to explore the Bornite lands and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act (“ANCSA”) located adjacent to the Ambler lands to create the Upper Kobuk Mineral Projects (“UKMP Projects”).

Where applicable, these consolidated financial statements reflect the statements of loss and comprehensive loss, and cash flows of the Arctic Project as if NovaCopper had been an independent operation from inception. The cumulative statements of loss and comprehensive loss include exploration costs of the Arctic Project and an allocation of NovaGold’s general and administrative costs incurred on the basis of time committed by NovaGold staff to AGC and the ratio of expenses incurred on the Arctic Project as compared to all costs incurred by AGC in the respective period.

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

Going concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2014, the Company had consolidated cash of $2.1 million and working capital of $1.4 million. Subsequent to May 31, 2014, the Company raised $7.5 million through a private placement which is restricted to fund general and administrative expenses and program expenditures within the next twelve months as discussed in note 10. Substantial doubt exists as to the Company’s ability to continue as a going concern as the continued operations and exploration activities of the Company are dependent on its ability to obtain additional financing to fund operations. The Company will need to raise additional funds to support further exploration of its projects and administration expenses. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means. There is no assurance that the Company will be successful in obtaining additional financing, that sufficient funds will be available to the Company, or be available on favourable terms, in the future. Factors that could affect the availability of financing include fluctuations in the Company's share price, the state of international debt and equity markets, investor perceptions and expectations, global financial and metals markets, and progress on the Company's exploration properties. These financial statements do not reflect the adjustments in the carrying value of the assets and liabilities, the reported expenses, and the balance sheet classifications used that would be necessary if the Company was unable to realize its assets and discharge its liabilities in the normal course of operations. Such adjustments could be material.

2     Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiary, NovaCopper US. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on July 7, 2014.

All figures are in United States dollars unless otherwise noted.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of May 31, 2014, our results of operations for the three and six months ended May 31, 2014 and 2013, and our cash flows for the three and six months ended May 31, 2014 and 2013. The results of operations for the three and six months ended May 31, 2014 are not necessarily indicative of the results to be expected for the year ending November 30, 2014.

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

The Financial Accounting Standards Board (the “FASB”) issued “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amended Topic 740, Income Taxes to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It was released to provide clear guidance to minimize divergence in practice when disclosing unrecognized tax benefits. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. We adopted this standard for the fiscal year ending November 30, 2014. The adoption of ASU 2013-11 did not have any impact as our disclosure meets the recommended practice.

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

iii.	Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending November 30, 2015. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows as it will no longer include the cumulative during exploration stage column currently presented.

3     Plant and equipment

in thousands of dollars
			May 31, 2014
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(10)	36
Leasehold improvements	32	(9)	23
Computer hardware and software	81	(30)	51
Alaska, USA
Machinery and equipment	2,833	(2,354)	479
Vehicles	275	(182)	93
Computer hardware and software	31	(30)	1
	3,298	(2,615)	683

in thousands of dollars
			November 30, 2013
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(5)	41
Leasehold improvements	32	(5)	27
Computer hardware and software	80	(17)	63
Alaska, USA
Machinery and equipment	2,833	(1,949)	884
Vehicles	275	(144)	131
Computer hardware and software	31	(29)	2
	3,297	(2,149)	1,148

4     Mineral properties and development costs

in thousands of dollars
	November 30, 2013	Acquisition costs	May 31, 2014
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

in thousands of dollars
	November 30, 2012	Acquisition costs	November 30, 2013
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

(a)	Ambler

On January 11, 2010, NovaGold, through a wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt. As consideration, NovaGold, issued 931,098 shares with a fair value of $5.0 million and agreed to make two cash payments to the vendor of $12.0 million each in January 2011 and January 2012, for total consideration of $29.0 million. The fair value of these cash payments were $11.1 million and $10.3 million, respectively, at the transaction date valued using a discount rate of approximately 8%. The January 2011 payment was made by NovaGold on January 7, 2011 and the January 2012 payment was made by NovaGold in advance on August 5, 2011. Total fair value of the consideration was $26.5 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the owner of the property can purchase at any time for a one-time payment of $10.0 million.

Prior to the acquisition in 2010, NovaGold held an option to earn a 51% interest in the property which was terminated upon entering into the purchase and sale agreement.

As discussed in note 1, the property was acquired on October 17, 2011 by NovaCopper US through a purchase and sale agreement with AGC.

(b)	Bornite

On October 19, 2011, NovaCopper US acquired the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands and lands deeded to NANA through the ANCSA, located adjacent to the Ambler lands in Northwest Alaska. As consideration, NovaCopper US paid $4 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects through an Exploration Agreement and Option to Lease with NANA. NANA also has the right to appoint a member to NovaCopper’s board of directors within a five year period following our public listing on a stock exchange. Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the percent which is determined by the classification of land from which production originates.

(c)	Mineral properties expense

The following table summarizes mineral properties expense for the three and six months ended May 31, 2014 and 2013.

in thousands of dollars
		Three months ended		Six months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
	$	$	$	$
Community	23	28	34	43
Drilling	-	400	-	400
Engineering	27	620	102	750
Environmental	-	27	15	27
Geochemistry and geophysics	-	18	-	67
Land and permitting	96	74	189	192
Project support	75	588	146	680
Wages and benefits	268	476	583	874
Mineral property expense	489	2,231	1,069	3,033

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to May 31, 2014 is $52.3 million.

5     Accounts payable and accrued liabilities

in thousands of dollars
	May 31, 2014	November 30, 2013
	$	$
Trade accounts payable	27	196
Accrued liabilities	626	427
Accrued salaries and vacation	857	1,119
Accounts payable and accrued liabilities	1,510	1,742

Accrued liabilities include $70,000 of accrued and unpaid directors’ meeting fees relating to services provided during the six months ended May 31, 2014 and $83,000 relating to services provided during the year ended November 30, 2013. Accrued salaries and vacation include $699,000 of accrued and unpaid bonuses relating to services provided by officers during the year ended November 30, 2013 payable upon the completion of a financing of greater than $10 million.

6     Share capital

Authorized:
   unlimited common shares, no par value

in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2012	46,665,069	92,168
Exercise of NovaGold Warrants	6,088,262	11,996
Exercise of NovaGold Arrangement Options	52,243	254
Vesting of NovaGold Performance and Deferred Share Units	16,586	32
Vesting of Restricted Share Units	244,496	445
November 30, 2013	53,066,656	104,895
Exercise of NovaGold Arrangement Options	46,929	632
Vesting of NovaGold Performance Share Units	14,166	28
Vesting of Restricted Share Units	425,833	803
Vesting of Deferred Share Units	154,373	282
May 31, 2014, issued and outstanding	53,707,957	106,640

On April 30, 2012 (the “Effective Date”), under the Plan of Arrangement, NovaGold distributed its interest in NovaCopper to the shareholders of NovaGold on the basis that each shareholder received one share in NovaCopper for every six shares of NovaGold held on the record date. NovaCopper committed to issue up to 6,181,352 common shares to satisfy holders of NovaGold warrants (“NovaGold Warrants”), performance share units (“NovaGold PSUs”) and deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012 on the same basis as NovaGold shareholders under the Plan of Arrangement. When a warrant is exercised or a unit becomes vested, NovaCopper has committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. An amount of $12.2 million was recorded in contributed surplus representing a pro-rated amount of the historical NovaGold investment based on the fully diluted number of common shares at the Effective Date.

During the period ended May 31, 2014, the Company issued 14,166 common shares in settlement of NovaGold PSUs which vested on January 29, 2014 (May 31, 2013 – 14,180 common shares).

As of May 31, 2014, 20,685 NovaGold DSUs remain outstanding, which will settle upon the NovaGold directors’ retirement.

(a) Stock options

No stock options were granted during the period ended May 31, 2014.

For the six month period ended May 31, 2014, NovaCopper recognized a stock-based compensation charge of $0.02 million for options granted to directors, employees and services providers, net of forfeitures.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

		May 31, 2014
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	168,332	1.75
Forfeited	(13,332)	2.34
Balance – end of period	155,000	1.70

The following table summarizes information about the stock options outstanding at May 31, 2014.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 1.63 to $ 1.83	155,000	3.44	1.70	51,666	1.70
	155,000	3.69	1.70	51,666	1.70

(b) NovaGold Arrangement Options

Under the Plan of Arrangement, holders of NovaGold stock options received one option in NovaCopper for every six options held in NovaGold (“NovaGold Arrangement Options”). The exercise price of the options in NovaCopper was determined based on the relative fair values of NovaCopper and NovaGold based on the volume weighted-average trading prices on the Toronto Stock Exchange for the five trading days commencing on the sixth trading day following the Effective Date. All other terms of the options remained the same. A total of 2,189,040 NovaGold Arrangement options were granted under the Plan of Arrangement on April 30, 2012. No future stock options granted by NovaGold are subject to the Plan of Arrangement.

For the six month period ended May 31, 2014, NovaCopper recognized a stock-based compensation charge of $0.01 million for NovaGold Arrangement Options, net of forfeitures.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		May 31, 2014
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	1,709,503	4.00
Exercised	(212,075)	1.21
Expired	(472,931)	2.72
Forfeited	(236,569)	4.97
Balance – end of period	787,928	5.22

The following table summarizes information about the NovaGold Arrangement Options outstanding at May 31, 2014.

		Stock options - outstanding		Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 2.00 to $ 3.99	172,093	1.32	3.29	166,537	3.27
$ 4.00 to $ 5.99	399,059	2.39	5.06	339,894	5.24
$ 6.00 to $ 7.99	216,776	1.72	7.06	216,776	7.06
	787,928	1.97	5.22	723,207	5.33

(c) Restricted Share Units (“RSUs”) and Deferred Share Units (“DSUs”)

On December 5, 2012, 1,295,500 RSUs were granted to employees and officers vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014. 750,000 DSUs that were granted to directors vested immediately and are to be paid out at the time of retirement from NovaCopper.

All non-executive directors have elected to receive 50% of their annual retainer in DSUs effective January 1, 2014.

A summary of the Company’s unit plans and changes during the period ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	851,673	750,000
Granted	-	22,564
Vested/paid	(425,833)	(154,373)
Forfeited	(3,500)	-
Balance – end of period	422,340	618,191

For the six months ended May 31, 2014, NovaCopper recognized a stock-based compensation charge of $0.2 million for units granted to employees and directors, net of forfeitures.

On May 21, 2014, 78,712 DSUs were redeemed and paid out in common shares upon the resignation of a director.

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

(a) Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CDN$40,000, accounts receivable of CDN$34,000 and accounts payable of CDN$180,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $10,000.

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

(c) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage as outlined in notes 1 and 7 to the consolidated financial statements.

Contractually obligated cash flow requirements as at May 31, 2014 are as follows.

				in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,510	1,510	-	-	-
Office lease	539	87	371	81	-
	2,049	1,597	371	81	-

(d) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

9     Commitment

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at May 31, 2014 are approximately as follows.

in thousands of dollars
May 31, 2014
$
2014	87
2015	180
2016	191
2017	81
Total	539

10     Subsequent event

On July 1, 2014, the Company announced that it has entered into definitive agreements with existing shareholders to complete a non-brokered private placement offering of $7,500,000 in Units. Each Unit will be priced at $1.15 per Unit and will consist of one common share of the Company and one common share purchase warrant. Each common share purchase warrant will entitle the holder to purchase one common share of the Company at a price of $1.60 per share for a period of five years from the closing date. The proceeds raised are restricted for 12 months following closing to a maximum of $4.0 million on general and administrative expenses, $2.7 million on program expenditures, and $0.8 million on additional expenses incurred in reducing annual general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of Management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

•	assumptions made in the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
•	our ability to achieve production at any of the Company’s mineral exploration and development properties;
•	estimated capital costs, operating costs, production and economic returns;
•	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying the Company’s resource and reserve estimates;
•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
•	assumptions that all necessary permits and governmental approvals will be obtained;
•	our ability to continue our good relationship with local communities and other stakeholders;
•	our expectations regarding demand for equipment, skilled labour and services needed for exploration and development of mineral properties; and
•	assumptions that our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves and the fact that none of the Company’s mineral properties are in production or under development;
•	uncertainties relating to the assumptions underlying the Company’s resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to uncertainty of whether there will ever be production at the Company’s mineral exploration and development properties;
•	risks related to the Company’s ability to commence production and generate material revenues or obtain adequate financing for its planned exploration and development activities;
•	risks related to the Company’s ability to finance its planned exploration activities at its mineral properties or to complete further exploration programs;
•	risks related to the Company’s ability to finance the development of its mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	commodity price fluctuations;
risks related to market events and general economic conditions;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;

•	risks related to lack of infrastructure, specifically a lack of road access to the UKMP Project site;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	the Company’s history of losses and expectation of future losses;
•	risks and uncertainties relating to the interpretation of drill results and the geology, grade and continuity of the Company’s mineral deposits;
•	uncertainty related to inferred mineral resources;
•	uncertainty related to the economic projections derived from the PEA;
•	risks related to the third parties on which the Company depends for its exploration and development activities;
•

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

•	credit, liquidity, interest rate and currency risks;
•	uncertainty as to the Company’s ability to acquire additional commercially mineable mineral rights;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	the risk that permits and governmental approvals necessary to develop and operate mines on the Company’s properties will not be available on a timely basis or at all;
•	risks related to governmental regulation and permits, including environmental regulation;
•	risks related to the need for reclamation activities on the Company’s properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to the Company’s mineral properties;
•	risks related to competition in the acquisition of mineral properties;
•	risks inherent in the acquisition of new properties including unknown liabilities;
•	the Company’s need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of the directors of the Company;
•	risks related to potential future litigation;
•	risks related to global climate change;
risks related to adverse publicity from non-governmental organizations;
•	risks related to future sales or issuances of equity securities decreasing the value of existing common shares, diluting voting power and reducing future earnings per share;
•	uncertainty as to the volatility in the price of the Company’s shares;
•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	risks related to the Company’s majority shareholder;
•	uncertainty as to the Company’s ability to maintain the adequacy of internal control over financial reporting as per the requirements of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs relating to the Dodd-Frank Act.

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

General

This Management’s Discussion and Analysis (“MD&A”) of the Company is dated July 7, 2014 and provides an analysis of our unaudited interim financial results for the quarter ended May 31, 2014.

The following information should be read in conjunction with our May 31, 2014 unaudited interim consolidated financial statements and related notes which were prepared in accordance with U.S. GAAP. The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2013. A summary of our accounting policies are outlined in note 2 of the audited consolidated financial statements and the unaudited interim consolidated financial statements. All amounts are in United States dollars unless otherwise stated.

Scott Petsel, P.Geo., an employee and the Upper Kobuk Mineral Projects Manager, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

NovaCopper’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE-MKT under the symbol “NCQ”. Additional information related to NovaCopper, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

We are a base metals exploration company focused on exploring and developing the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US. Our Upper Kobuk Mineral Projects, or UKMP Projects, consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project; and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA, a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project.

We were formed in 2011 by NovaGold to hold the UKMP Projects, and were spun-out to shareholders of NovaGold through a Plan of Arrangement effective April 30, 2012. NovaGold shareholders received one NovaCopper common share for every six common shares of NovaGold held on the effective date of the Plan of Arrangement.

Recent activities

On July 7, 2014, we completed the financing originally announced on July 1, 2014 where we had entered into definitive agreements with existing shareholders to complete a non-brokered private placement offering of $7,500,000 in Units. Each Unit was priced at $1.15 per Unit and consisted of one common share of the Company and one common share purchase warrant. Each common share purchase warrant will entitle the holder to purchase one common share of the Company at a price of $1.60 per share for a period of five years from the closing date. The proceeds raised will be used for the 12 months following closing to fund $2.7 million on program expenditures, up to $4.0 million on general and administrative expenses, and $0.8 million on extraordinary expenses incurred in reducing annual general and administrative expenses.

Program expenditures will be used to complete a re-logging and re-assaying program of between 10,000 and 13,000 meters of historical drill core at Bornite beginning in July 2014. Targeted historical holes are located within the extensions of the Upper and Lower Reef mineralization captured in the Bornite Open Pit Resource released on March 18, 2014 and the up dip portion of South Reef zone. This effort is a continuation of last year’s program of re-sampling and re-assaying which targeted 33 drill holes comprising 11,067 meters of core originally drilled and only selectively sampled by Kennecott between 1957 and 1975. Last year’s re-assay program resulted in a significant increase in the low-grade copper mineralization at Bornite and we expect that the 2014 re-logging and re-assaying program this year could add additional low grade material to the Bornite copper inventory and reduce the strip ratio for a potential open pit mining operation.

During the first half of 2014, we focused efforts on supporting Alaska Industrial Development Export Authority ("AIDEA”) in initiating the permitting process on the Ambler Mining District Industrial Access Road ("AMDIAR”) which is expected to provide access to UKMP Projects. In late April 2014, AIDEA’s board of directors approved a resolution authorizing AIDEA to proceed with an application for the Ambler road to the federal agencies that have jurisdiction over the AMDIAR project and to engage a firm to prepare the environmental impact statement for the project under the direction of the federal agencies. Funding for this initiative was provided in the 2013-2014 Alaska State budget.

AIDEA continued to collect community input at meetings held through the winter of 2013/2014 in various local villages. Environmental baseline studies are planned to begin during the summer field season.

On May 28, 2014, the Governor of Alaska signed Alaska’s 2015 state budget bills into law. AIDEA received an approved budget of $8.5 million from the State of Alaska to fund activities on the AMDIAR in the 2015 fiscal budget.

We also worked closely with NANA on community relations and workforce development strategies during the first half of 2014.

We intend to sign a memorandum of understanding with AIDEA in 2014 to explore the feasibility of utilizing liquid natural gas (“LNG”) trucked from AIDEA’s proposed North Slope LNG plant (or the Interior Energy Project) to the UKMP Projects site to replace diesel as the main source of fuel for any future production at the UKMP Projects. In January 2014, AIDEA announced the selection of the commercial participant to develop the North Slope LNG plant and outlined the target for the first gas delivery to Fairbanks, Alaska in the winter of 2015/2016.

We do not currently generate operating cash flows.  As at May 31, 2014, we had consolidated cash of $2.1 million and working capital of $1.4 million. Subsequent to period end, the Company raised $7.5 million through a private placement which is restricted to fund general and administrative expenses and program expenditures during the next twelve months. We will need to raise additional funds to support further exploration of our projects and administration expenses. Future financings are anticipated through debt financing, equity financing, convertible debt, or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows.  However, there can be no assurance that we will be successful in our efforts to raise additional capital. For further information, please see “Liquidity and capital resources” below.

Corporate developments

Annual general meeting

On May 21, 2014, NovaCopper held its annual general meeting of shareholders. The shareholders voted for the election of the directors proposed for nomination in the management proxy circular, being: Mr. Tony Giardini, Dr. Thomas Kaplan, Mr. Gregory Lang, Mr. Igor Levental, Mr. Kalidas Madhavpeddi, Mr. Gerald McConnell, Mr. Clynton Nauman, Ms. Janice Stairs, and Mr. Rick Van Nieuwenhuyse. The shareholders also voted in favour of the ratification of an advance notice policy.

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

As consideration, NovaCopper paid $4.0 million to NANA upon signing the NANA agreement and gave NANA the right to appoint a member to NovaCopper’s board of directors within a five year period following our public listing on a stock exchange. NANA has not exercised their right to appoint a board member at this time. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share. The completion of the agreement with NANA creates a total land package which incorporates our Ambler lands with the adjacent Bornite and ANCSA lands for a total of approximately 352,900 acres (142,831 hectares).

NANA would also be granted a net smelter return royalty between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the particular area of land from which production originates.

We have accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed.

Summary of results

			in thousands of dollars,
			except for per share amounts
Selected financial results	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
	$	$	$	$
Amortization	208	254	466	504
General and administrative	457	616	894	1,164
Mineral properties expense	489	2,231	1,069	3,033
Professional fees	176	211	826	510
Salaries	600	602	1,149	1,150
Salaries – stock-based compensation	135	2,000	251	6,113
Loss and comprehensive loss for the period	2,093	5,947	4,707	12,573
Basic and diluted loss per common share	$0.04	$0.11	$0.09	$0.26

For the three month period ended May 31, 2014, we reported a net loss of $2.1 million (or $0.04 basic and diluted loss per common share), a reduction from the net loss of $5.9 million for the corresponding period in 2013 (or $0.11 basic and diluted loss per common share). The significant reduction in expenses is related to the timing of field program start-up in 2014. In 2013, we incurred $2.2 million in mineral property expenses as our field season began in early May. In 2014, our field program is expected to begin in July resulting in minimal charges during the second quarter relating to field activities. The other significant reduction in expenses is from a charge of $2.0 million in stock-based compensation in 2013 compared to $0.1 million in 2014. No stock-based compensation grants have occurred in 2014 resulting in minimal expense from previously granted options and units being recorded in the current period.

Other differences in the three months ended May 31, 2014 compared to the three months ended May 31, 2013 resulted from a reduction in general and administrative expenses and professional fees. General and administrative costs were reduced by approximately 26% from $0.6 million in the three months ended May 31, 2013 to $0.5 million in the three months ended May 31, 2014 due to cost reduction efforts including a reduction in office space costs. Professional fees also decreased by approximately 17% in the comparable three month periods due to cost reduction efforts.

For the six months ended May 31, 2014, NovaCopper reported a net loss of $4.7 million (or $0.09 basic and diluted loss per common share) compared to a net loss of $12.6 million for the corresponding period in 2013 (or $0.26 basic and diluted loss per common share). This variance was primarily due to a non-cash stock-based compensation charge of $6.1 million for the six months ended May 31, 2013 compared to $0.3 million in the corresponding period in 2014. Total stock-based compensation expense recognized for the six months ended May 31, 2013 was $6.1 million which included $3.3 million for options granted under the NovaCopper stock option plan, $0.05 million for NovaGold arrangement options from the spin-out, and $2.7 million for restricted share units (“RSUs”) and deferred share units (“DSUs”) granted to employees and directors with no similar grant in the first quarter of this year. In November 2013, all employees and directors voluntarily returned options outstanding having an exercise price of CAD$3.11 totaling 5,710,000 stock options in order to create a more sustainable long-term retention strategy. As a result, the expense relating to these options was accelerated and recorded in the year ended November 30, 2013. Additionally as noted above, no stock based compensation grants have occurred in 2014 resulting in minimal expense from previously granted options and units being expensed in the current period.

Other differences in the six months ended May 31, 2014 compared to the six months ended May 31, 2013 resulted from a reduction in mineral property expenses and general and administrative expenses offset by an increase in professional fees. For the six months ended May 31, 2014, we reported mineral property expenses of $1.1 million compared to $3.0 million for the corresponding period in 2013. We started our summer field season in early May 2013 resulting in significant expenditures incurred within the six months ended May 31, 2013. Our 2014 summer field season is expected to begin in July resulting in no field season costs incurred for the six months ended May 31, 2014. We were also engaged in a preliminary economic assessment (“PEA”) study for the Arctic Project in the first half of 2013 compared to the six months ended May 31, 2014 during which we were engaged in the update to the Bornite Project resource estimate, a report involving less technical and engineering consulting. General and administrative costs were reduced from $1.2 million in the six months ended May 31, 2013 to $0.9 million in the six months ended May 31, 2014 due to cost reduction efforts. Our professional fees increased to $0.8 million for the six months ended May 31, 2014 compared to $0.5 million for the six months ended May 31, 2013 as we incurred financing preparation costs relating to the filing of a preliminary prospectus supplement on February 19, 2014 which was not completed for which there is no comparable cost in 2013.

Selected financial data

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

							in thousands of dollars,
							except per share amounts
	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012	Q3 2012
	05/31/14	02/28/14	11/30/13	08/31/13	05/31/13	02/28/13	11/30/12	08/31/12
	$	$	$	$	$	$	$	$
Interest and other income	-	1	4	13	9	14	16	19
Mineral property expenses	489	580	1,134	4,727	2,231	802	3,130	9,139
Loss for the period	(2,093)	(2,615)	(4,931)	(6,890)	(5,947)	(6,626)	(7,841)	(12,559)
Loss per common share – basic and diluted	(0.04)	(0.05)	(0.09)	(0.13)	(0.11)	(0.13)	(0.17)	(0.27)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the UKMP Projects, timing of property acquisition payments, stock option vesting, and issuance of shares. The majority of the field season typically occurs in the third quarter of each year. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include our incorporation and completion of the spin-out.

During the third quarter of 2012, mineral property expenses of $9.1 million were recorded as a larger exploration program was conducted than previous years. Additionally, stock-based compensation expense of $2.0 million was recognized due to the vesting of previously granted stock options. During the fourth quarter of 2012, mineral property expenses of $3.1 million were recorded for the end of the 2012 field season. Stock-based compensation expense of $1.9 million was also recognized due to the vesting of previously granted stock options. During the first quarter of 2013, we incurred expenses of $4.1 million in stock-based compensation expense due to the vesting of previously granted stock options and the granting of RSUs and DSUs. We also recognized mineral property expenses of $0.8 million related to preparation activities for the 2013 field season and ongoing engineering studies. During the second quarter of 2013, we incurred mineral property expenses of $2.2 million consisting of the start-up of the field season in May 2013 and continuation of engineering studies. We also incurred expenses of $2.0 million in stock-based compensation due to the expense being recorded evenly over the vesting period of previously granted stock options and RSUs. During the third quarter of 2013, mineral property expenses of $4.7 million were recorded as the majority of the exploration program was conducted during the quarter. During the fourth quarter of 2013, stock-based compensation of $1.4 million was recorded due to an acceleration of expense as a result of the cancelling of 5,710,000 stock options during the period. All expense for unvested options was accelerated and included in the fourth quarter of 2013. During the first quarter of 2014, we incurred $0.1 million of stock-based compensation expense due to the prior acceleration of expense in the fourth quarter of 2013. As a result, our loss for the first quarter ended February 28, 2014 is significantly reduced. During the second quarter of 2014, we incurred $0.5 million in mineral property expenses as our field season start-up in 2014 is expected to occur in July, later than in previous years. As a result, no field season activity costs were incurred in Q2 2014 resulting in a significantly reduced loss of $2.1 million for the second quarter of 2014 compared to previous second quarter losses.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At May 31, 2014, we had $2.1 million in cash and cash equivalents. At November 30, 2013, we had consolidated cash of $6.5 million and working capital of $4.7 million. We expended $4.4 million on operating activities during the six month period ended May 31, 2014, compared with expenditures of $6.4 million for operating activities for the same period in 2013. The majority of cash spent on operating activities during both periods was expended on mineral property expenses, general and administrative, salaries, and professional fees. As the exploration field season in the Ambler mining district in 2013 began in May, a significant portion of the mineral property expenses expended during the 2013 fiscal year were incurred during this period. As our project program for 2014 is anticipated to begin in July, cash expended on mineral property expenses was significantly reduced from the prior year.

During the six month period ended May 31, 2014, we raised $0.02 million from financing activities due to proceeds received from the exercise of NovaGold arrangement options with no comparable amount from financing activities generated in the same period in 2013.

During the six month period ended May 31, 2014 we expended minimal cash on investing activities. Equipment purchases consisted of mainly replacement items totaling $0.01 million. With last year’s start-up of field activities during the six month period ended May 31, 2013, we expended $0.02 million on equipment to support drill and camp activities. We also moved into office space in April 2013 incurring $0.1 million in information technology and office infrastructure.

Substantial doubt exists as to the Company’s ability to continue as a going concern as the continued operations and exploration activities of the Company are dependent on its ability to obtain additional financing within the next twelve months. Subsequent to May 31, 2014, the Company raised $7.5 million through a private placement which is restricted to fund general and administrative expenses and program expenditures during the next twelve months. The Company will need to raise additional funds to support further exploration of its projects and administration expenses. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means.There is no assurance that the Company will be successful in obtaining additional financing, that sufficient funds will be available to the Company, or be available on favourable terms in the future. Factors that could affect the availability of financing include fluctuations in the Company's share price, the state of international debt and equity markets, investor perceptions and expectations, global financial and metals markets, and progress on the Company's exploration properties.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at May 31, 2014 are as follows:

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	1,510	1,510	-	-	-
Office lease	539	87	371	81	-
Total	2,049	1,597	371	81	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. On January 25, 2013, we entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.5 million.

Outstanding share data

At July 7, 2014, we had 60,229,697 common shares issued and outstanding. At July 7, 2014, we had 6,521,740 warrants with an exercise price of $1.60, 155,000 stock options with a weighted-average exercise price of $1.73, 728,763 NovaGold arrangement options with a weighted-average exercise price of $5.40, 422,340 RSUs, 618,191 DSUs, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received outstanding.

New accounting pronouncements

Unless otherwise noted, the following revised standards and amendments are effective for annual periods beginning on or after December 1, 2013 or as noted. The Company is continuing to assess the impact of these standards and amendments or has determined whether we will early adopt them, as noted.

i.	Income tax disclosure

The Financial Accounting Standards Board (“FASB”) issued “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which amended Topic 740, Income Taxes to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It was released to provide clear guidance to minimize divergence in practice when disclosing unrecognized tax benefits. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. We adopted this standard for the fiscal year ending November 30, 2014. The adoption of ASU 2013-11 did not have any impact as our disclosure meets the recommended practice.

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

iii.	Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending November 30, 2015. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows as it will no longer include the cumulative during exploration stage column currently presented.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets and valuation of stock-based compensation.

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

The acquisition of title to mineral properties is a complicated and uncertain process. NovaCopper has taken steps, in accordance with industry standards, to verify the mineral property in which it has an interest. Although we have made efforts to ensure that legal title to our property is properly recorded, there can be no assurance that such title will ultimately be secured.

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

(a) Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CDN$40,000, accounts receivable of CDN$34,000 and accounts payable of CDN$180,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss would change by approximately $10,000.

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

(d) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We hold excess cash balances in money market funds which are highly liquid which limits the risk of loss due to interest rate changes to $nil.

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

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2014. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: July 9, 2014	NOVACOPPER INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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