Form 10-Q
period 2014-08-31
NovaCopper Inc.
filed 2014-10-09
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

As of October 7, 2014, the registrant had 60,296,365 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
(unaudited)

		in thousands of dollars
	August 31, 2014	November 30, 2013
	$	$
Assets
Current assets
Cash and cash equivalents	6,999	6,484
Accounts receivable	250	90
Deposits and prepaid amounts	481	591
	7,730	7,165

Plant and equipment (note 3)	540	1,148
Mineral properties and development costs (note 4)	30,586	30,586
	38,856	38,899
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,750	1,742
	1,750	1,742
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value
Issued - 60,296,365 (2013 – 53,066,656)	111,833	104,895
Warrants (note 6)	2,163	-
Contributed surplus	124	152
Contributed surplus – options (note 6(a,b))	16,624	17,248
Contributed surplus – units (note 6(c))	1,703	2,584
Deficit accumulated during the exploration stage	(95,341)	(87,722)
	37,106	37,157
	38,856	38,899

Nature of operations, going concern, structure and plan of arrangement (note 1)
Commitments and contingencies (notes 4, 6, 9)
Subsequent events (note 10)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

	in thousands of dollars, except share and per share amounts
	For the three months ended		For the nine months ended		Cumulative
					during
	August 31,	August 31,	August 31,	August 31,	exploration
	2014	2013	2014	2013	stage
	$	$	$	$	$
Expenses
Amortization	143	266	609	770	2,694
Corporate development	8	55	51	195	669
Foreign exchange loss	6	38	16	20	34
General and administrative	312	290	1,206	1,454	7,526
Mineral properties expense (note 4(c))	847	4,727	1,916	7,760	53,173
Professional fees	17	109	843	619	2,548
Salaries	1,508	663	2,659	1,813	8,289
Salaries – stock-based compensation (note 6)	71	755	321	6,868	17,958
Total expenses	2,912	6,903	7,621	19,499	92,891
Other items
Accretion expense	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Interest and other income	(1)	(13)	(2)	(37)	(87)
Loss and comprehensive loss for the period	(2,911)	(6,890)	(7,619)	(19,462)	(95,341)

Basic and diluted loss per common share	$0.05	$0.13	$0.14	$0.37
Weighted average number of common shares outstanding	57,616,244	53,002,309	54,930,547	52,132,313

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration -Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

					in thousands of dollars, except share amounts
					Contributed	Contributed		Total
	Number of			Contributed	surplus –	surplus –		shareholders’
	shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – November 30, 2012	46,665,069	92,168	-	12,180	12,703	-	(63,328)	53,723
NovaGold Performance Share Units and Deferred Share Units	16,586	32	-	(32)	-	-	-	-
Restricted Share Units	244,496	444	-	-	-	(173)	-	271
Exercise of NovaGold Warrants	6,088,262	11,996	-	(11,996)	-	-	-	-
Exercise of NovaGold Arrangement options	1,184	11	-	-	(11)	-	-	-
Stock-based compensation	-	-	-	-	3,734	1,744	-	5,478
Loss for the period	-	-	-	-	-	-	(19,462)	(19,462)
Balance – August 31, 2013	53,015,597	104,651	-	152	16,426	1,571	(82,790)	40,010

Balance – November 30, 2013	53,066,656	104,895	-	152	17,248	2,584	(87,722)	37,157
Exercise of NovaGold Arrangement options	46,929	631	-	-	(615)	-	-	16
Private placement	6,521,740	5,068	2,163	-	-	-	-	7,231
NovaGold Performance Share Units	14,166	28	-	(28)	-	-	-	-
Restricted Share Units	492,501	929	-	-	-	(929)	-	-
Deferred Share Units	154,373	282	-	-	-	(282)	-	-
Stock-based compensation	-	-	-	-	(9)	330	-	321
Loss for the period	-	-	-	-	-	-	(7,619)	(7,619)
Balance – August 31, 2014	60,296,365	111,833	2,163	124	16,624	1,703	(95,341)	37,106

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

				in thousands of dollars
	For the three months ended		For the nine months ended		Cumulative
					during
	August 31,	August 31,	August 31,	August 31,	exploration
	2014	2013	2014	2013	stage
	$	$	$	$	$
Cash flows used in operating activities
Loss for the period	(2,911)	(6,890)	(7,619)	(19,462)	(95,341)
Items not affecting cash
Amortization	143	266	609	770	2,714
Accretion	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Issuance of shares as compensation	-	-	-	-	316
Stock-based compensation	71	755	321	6,868	19,070
Unrealized foreign exchange	-	1	-	(76)	(89)
Net change in non-cash working capital
Decrease (increase) in accounts receivable	3	67	(160)	53	(250)
Decrease (increase) in deposits and prepaid amounts	142	228	110	-	(468)
Increase (decrease) in accounts payable, accrued liabilities and due to related parties	237	(284)	8	(395)	1,674
	(2,315)	(5,857)	(6,731)	(12,242)	(69,837)
Cash flows from financing activities
Proceeds received on exercise of stock options	-	-	16	-	36
Proceeds from private placement	7,231	-	7,231	-	7,231
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	-	-	-	40,000
Funding provided and expenses paid by NovaGold	-	-	-	-	61,256
Repayment of notes payable	-	-	-	-	(24,000)
Settlement of Restricted Share Units	-	(329)	-	(329)	(329)
	7,231	(329)	7,247	(329)	84,194
Cash flows used in investing activities
Acquisition of plant & equipment	-	(61)	(1)	(233)	(3,242)
Acquisition of mineral properties	-	-	-	-	(4,116)
	-	(61)	(1)	(233)	(7,358)
Increase (decrease) in cash and cash equivalents	4,916	(6,247)	515	(12,804)	6,999
Cash and cash equivalents – beginning of period	2,083	15,687	6,484	22,244	-
Cash and cash equivalents – end of period	6,999	9,440	6,999	9,440	6,999

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

Going concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2014, the Company had consolidated cash of $7.0 million and working capital of $6.0 million. Substantial doubt exists as to the Company’s ability to continue as a going concern as the operating activities of the Company are dependent on its ability to obtain additional financing. The Company will need to raise additional funds to continue operations and to support further exploration of its projects and administration expenses. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means. There is no assurance that the Company will be successful in obtaining additional financing, that sufficient funds will be available to the Company, or be available on favourable terms, in the future. Factors that could affect the availability of financing include fluctuations in the Company's share price, the state of international debt and equity markets, investor perceptions and expectations, global financial and metals markets, and progress on the Company's exploration properties. These financial statements do not reflect the adjustments in the carrying value of the assets and liabilities, the reported expenses, and the balance sheet classifications used that would be necessary if the Company was unable to realize its assets and discharge its liabilities in the normal course of operations. Such adjustments could be material.

2    Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiary, NovaCopper US. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 8, 2014.

All figures are in United States dollars unless otherwise noted.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of August 31, 2014, our results of operations for the three and nine months ended August 31, 2014 and 2013, and our cash flows for the three and nine months ended August 31, 2014 and 2013. The results of operations for the three and nine months ended August 31, 2014 are not necessarily indicative of the results to be expected for the year ending November 30, 2014.

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

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. Upon adoption, certain financial reporting disclosures will be eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending November 30, 2015. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows as it will no longer include the cumulative during exploration stage column currently presented.

3    Plant and equipment

			in thousands of dollars
			August 31, 2014
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(12)	34
Leasehold improvements	32	(11)	21
Computer hardware and software	81	(37)	44
Alaska, USA
Machinery and equipment	2,833	(2,467)	366
Vehicles	275	(200)	75
Computer hardware and software	31	(31)	-
	3,298	(2,758)	540

	in thousands of dollars
			November 30, 2013
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(5)	41
Leasehold improvements	32	(5)	27
Computer hardware and software	80	(17)	63
Alaska, USA
Machinery and equipment	2,833	(1,949)	884
Vehicles	275	(144)	131
Computer hardware and software	31	(29)	2
	3,297	(2,149)	1,148

4    Mineral properties and development costs

	in thousands of dollars
	November 30, 2013	Acquisition costs	August 31, 2014
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

	in thousands of dollars
	November 30, 2012	Acquisition costs	November 30, 2013
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

(a)	Ambler

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

The following table summarizes mineral properties expense for the three and nine months ended August 31, 2014 and 2013.

	in thousands of dollars
	Three months ended		Nine months ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
	$	$	$	$
Community	35	69	69	112
Drilling	-	1,557	-	1,957
Engineering	5	369	107	1,119
Environmental	20	63	35	90
Geochemistry and geophysics	50	100	50	167
Land and permitting	92	88	281	280
Other income	-	(95)	-	(95)
Project support	221	1,255	367	1,935
Wages and benefits	424	1,321	1,007	2,195
Mineral property expense	847	4,727	1,916	7,760

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to August 31, 2014 is $53.2 million.

5	Accounts payable and accrued liabilities

	in thousands of dollars
	August 31, 2014	November 30, 2013
	$	$
Trade accounts payable	103	196
Accrued liabilities	1,022	427
Accrued salaries and vacation	625	1,119
Accounts payable and accrued liabilities	1,750	1,742

Accrued liabilities include $113,000 of accrued and unpaid directors’ meeting fees relating to services provided during the nine months ended August 31, 2014 and $83,000 relating to services provided during the year ended November 30, 2013. Accrued salaries and vacation include $405,000 of accrued and unpaid bonuses relating to services provided by officers during the year ended November 30, 2013 payable upon the completion of a financing of greater than $10 million.

6    Share capital

Authorized:
     unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2012	46,665,069	92,168
Exercise of NovaGold Warrants	6,088,262	11,996
Exercise of NovaGold Arrangement Options	52,243	254
Vesting of NovaGold Performance and Deferred Share Units	16,586	32
Vesting of Restricted Share Units	244,496	445
November 30, 2013	53,066,656	104,895
Exercise of NovaGold Arrangement Options	46,929	631
Private placement	6,521,740	5,068
Vesting of NovaGold Performance Share Units	14,166	28
Vesting of Restricted Share Units	492,501	929
Vesting of Deferred Share Units	154,373	282
August 31, 2014, issued and outstanding	60,296,365	111,833

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

On July 7, 2014, the Company completed a non-brokered private placement for gross proceeds of $7.5 million in Units. Each Unit was priced at $1.15 per Unit and consisted of one common share of the Company and one common share purchase warrant. Each common share purchase warrant will entitle the holder to purchase one common share of the Company at a price of $1.60 per share for a period of five years from the closing date. Total net proceeds from the private placement were $7.2 million. The gross proceeds raised are restricted for 12 months following closing to a maximum of $4.0 million on general and administrative expenses, $2.7 million on program expenditures, and $0.8 million on additional expenses incurred in reducing annual general and administrative expenses.

During the period ended August 31, 2014, the Company issued 14,166 common shares in settlement of NovaGold PSUs which vested on January 29, 2014 (August 31, 2013 – 14,180 common shares).

As of August 31, 2014, 20,685 NovaGold DSUs remain outstanding, which will settle upon the NovaGold directors’ retirement.

(a) Stock options

No stock options were granted during the period ended August 31, 2014.

For the nine month period ended August 31, 2014, NovaCopper recognized a stock-based compensation charge of $0.01 million for options granted to directors, employees and services providers, net of forfeitures.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

	August 31, 2014
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	168,332	1.79
Forfeited	(46,666)	1.83
Balance – end of period	121,666	1.71

The following table summarizes information about the stock options outstanding at August 31, 2014.

Stock options - outstanding				Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 1.63 to $ 1.83	121,666	3.26	1.71	93,332	1.68
	121,666	3.26	1.71	93,332	1.68

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

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		August 31, 2014
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	1,709,503	4.08
Cancelled	(59,165)	4.02
Exercised	(212,075)	1.20
Expired	(472,931)	2.71
Forfeited	(236,569)	4.97
Balance – end of period	728,763	5.30

The following table summarizes information about the NovaGold Arrangement Options outstanding at August 31, 2014.

	Stock options - outstanding			Stock options - exercisable
			Weighted		Weighted
	Number of	Weighted	average	Number of	average
	outstanding	average years	exercise price	exercisable	exercise price
Range of price	options	to expiry	$	options	$
$ 2.00 to $ 3.99	172,093	1.08	3.29	166,537	3.27
$ 4.00 to $ 5.99	339,894	1.89	5.22	339,894	5.22
$ 6.00 to $ 7.99	216,776	1.46	7.04	216,776	7.04
	728,763	1.57	5.30	723,207	5.31

(c) Restricted Share Units (“RSUs”) and Deferred Share Units (“DSUs”)

On December 5, 2012, 1,295,500 RSUs were granted to employees and officers vesting equally in thirds on June 5, 2013, December 5, 2013, and December 5, 2014. 750,000 DSUs that were granted to directors vested immediately and are to be paid out at the time of retirement from NovaCopper.

All non-executive directors have elected to receive 50% of their annual retainer in DSUs effective January 1, 2014.

A summary of the Company’s unit plans and changes during the period ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	851,673	750,000
Granted	-	22,564
Vested/paid	(492,501)	(154,373)
Forfeited	(13,002)	-
Balance – end of period	346,170	618,191

For the nine months ended August 31, 2014, NovaCopper recognized a stock-based compensation charge of $0.3 million for units granted to employees and directors, net of forfeitures.

On August 15, 2014, 66,668 RSUs were vested and paid out in common shares.

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

(a) Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CDN$291,000, accounts receivable of CDN$18,000 and accounts payable of CDN$283,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $2,000.

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

Contractually obligated cash flow requirements as at August 31, 2014 are as follows.

				in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,750	1,750	-	-	-
Office lease	495	44	370	81	-
	2,245	1,794	370	81	-

(d) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

9    Commitment

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at August 31, 2014 are approximately as follows.

in thousands of dollars
August 31, 2014
$
2014	44
2015	180
2016	190
2017	81
Total	495

10  Subsequent events

On September 9, 2014, 186,650 DSUs were granted to directors vesting upon the commencement of the Company's annual shareholder meeting in Spring 2015, 600,000 stock options were granted to directors vesting immediately and 1,020,000 stock options were granted to employees vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date. Also in early September, cash payments owing to directors’ of $207,000 were cancelled.

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
  our ability to obtain additional financing;
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

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated October 8, 2014 and provides an analysis of our unaudited interim financial results for the quarter ended August 31, 2014.

The following information should be read in conjunction with our August 31, 2014 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2013. A summary of our accounting policies are outlined in note 2 of the audited consolidated financial statements and the unaudited interim consolidated financial statements. All amounts are in United States dollars unless otherwise stated.

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

Description of business

We are a base metals exploration company focused on exploring and developing the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”). Our Upper Kobuk Mineral Projects, or UKMP Projects, consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project; and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project.

We were formed in 2011 by NovaGold Resources Inc. (“NovaGold”) to hold the UKMP Projects, and were spun-out to shareholders of NovaGold through a Plan of Arrangement effective April 30, 2012. NovaGold shareholders received one NovaCopper common share for every six common shares of NovaGold held on the effective date of the Plan of Arrangement.

Recent activities

On July 7, 2014, we completed a non-brokered private placement offering of $7.5 million in Units. Each Unit was priced at $1.15 per Unit and consisted of one common share and one common share purchase warrant. Each common share purchase warrant will entitle the holder to purchase one common share at a price of $1.60 per share for a period of five years from the closing date. Net proceeds from the private placement were $7.2 million. The gross proceeds raised will be used for the 12 months following closing to fund $2.7 million on program expenditures, $4.0 million on general and administrative expenses including costs associated with the offering, and $0.8 million on one-time expenses incurred in reducing annual general and administrative expenses.

In early September 2014, we completed our 2014 re-logging program of approximately 13,000 meters of historical drill core at Bornite. We expect to complete the re-assaying portion of the program by the end of October 2014. Targeted historical holes were located within the extensions of the Upper and Lower Reef mineralization captured within the Bornite Open Pit Resource released on March 18, 2014 and the up dip portion of South Reef zone. This effort is a continuation of last year’s program of re-sampling and re-assaying which targeted 33 drill holes comprising 11,067 meters of core originally drilled and only selectively sampled by Kennecott between 1957 and 1975. Last year’s re-assay program resulted in a significant increase in the amount of low-grade copper-bearing mineralization at Bornite and we anticipate that the 2014 re-logging and re-assaying program is expected to yield further increases of low grade copper mineralization as well as a reduction of in-pit waste material.

We do not currently generate operating cash flows. As at August 31, 2014, we had consolidated cash of $7.0 million and working capital of $6.0 million. We raised $7.5 million through a private placement in July 2014 which is restricted to fund general and administrative expenses and program expenditures during the twelve months following the offering. We will need to raise additional funds to support further exploration of our projects and administration expenses. Future financings are anticipated through debt financing, equity financing, convertible debt, or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. However, there can be no assurance that we will be successful in our efforts to raise additional capital. For further information, please see “Liquidity and capital resources” below.

Property review

Our principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise approximately 352,943 acres (142,831 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized targets within a 100 kilometer long volcanogenic massive sulfide (“VMS”) belt, are owned by NovaCopper US. The Ambler lands are located in Northwestern Alaska and consist of 112,058 acres (45,348 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

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
Selected financial results	Three months ended August 31, 2014 $	Three months ended August 31, 2013 $	Nine months ended August 31, 2014 $	Nine months ended August 31, 2013 $
Amortization	143	266	609	770
General and administrative	312	290	1,206	1,454
Mineral properties expense	847	4,727	1,916	7,760
Professional fees	17	109	843	619

Salaries	1,508	663	2,658	1,813
Salaries – stock-based compensation	71	755	321	6,868
Loss and comprehensive loss for the period	2,911	6,890	7,619	19,462
Basic and diluted loss per common share	$0.05	$0.13	$0.14	$0.37

For the three month period ended August 31, 2014, we reported a net loss of $2.9 million (or $0.05 basic and diluted loss per common share), a reduction from the net loss of $6.9 million for the corresponding period in 2013 (or $0.13 basic and diluted loss per common share). The significant reduction in expenses is related to the differing magnitude of the field programs in 2014 and 2013. In 2013, we completed a drilling campaign of 8,142 meters at the Bornite Project and a significant drill core re-sampling and re-assaying program at the Bornite Project consisting of 33 historical drill holes comprising 11,067 meters of drill core. In 2014, we have completed a re-sampling program and are currently re-assaying approximately 13,000 meters of drill core at the Bornite Project. Offsetting the reduction in mineral property expenses is an increase in salaries expense due to a one-time severance cost incurred of $1.3 million to reduce future general and administrative expenses. The other significant reduction in expenses is from a charge of $0.8 million in stock-based compensation in 2013 compared to $0.1 million in 2014. No stock-based compensation grants have occurred for the nine months ended August 31, 2014 resulting in minimal expense from previously granted options and units being recorded in the current period.

Other differences in the three months ended August 31, 2014 compared to the three months ended August 31, 2013 resulted from a reduction in amortization and professional fees. The decrease in professional fees is mainly due to lower activity levels and continued results of cost reduction efforts during the three months ended August 31, 2014 compared to three months ended August 31, 2013.

For the nine months ended August 31, 2014, NovaCopper reported a net loss of $7.6 million (or $0.14 basic and diluted loss per common share) compared to a net loss of $19.5 million for the corresponding period in 2013 (or $0.37 basic and diluted loss per common share). This variance was primarily due to a non-cash stock-based compensation charge of $6.9 million for the nine months ended August 31, 2013 compared to $0.3 million in the corresponding period in 2014. As noted above, no stock based compensation grants have occurred for the nine months ended August 31, 2014 resulting in a lesser amount from previously granted options and units being expensed in the current period. Total stock-based compensation expense recognized for the nine months ended August 31, 2013 was $6.9 million which included $3.6 million for options granted under the NovaCopper stock option plan, $0.07 million for NovaGold arrangement options from the spin-out, and $3.1 million for Restricted Share Units (“RSUs”) and Deferred Share Units (“DSUs”) granted to employees and directors with no similar grant in the first three quarters of this year. During November 2013, all employees and directors voluntarily returned options outstanding having an exercise price of CAD$3.11 for no consideration totaling 5,710,000 stock options in order to create a more sustainable long-term retention strategy. As a result, the expense relating to these options was accelerated and recorded in the year ended November 30, 2013 reducing the amount of expense which would have been recorded during the nine months ended August 31, 2014. The other significant driver of the loss improvement is the reduction in mineral property expenses of $7.8 million in the nine months ended August 31, 2013 compared to $1.9 million in the nine months ended August 31, 2014. As discussed above, the difference relates to the magnitude of the field programs undertaken in 2013 and 2014.

Other differences in the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013 resulted from an increase in salaries and professional fees offset by a reduction in amortization and general and administrative expenses. Salaries increased by $0.8 million due to a one-time severance cost incurred of $1.3 million in the third quarter of 2014 to reduce future general and administrative expenses. General and administrative costs were reduced from $1.5 million in the nine months ended August 31, 2013 to $1.2 million in the nine months ended August 31, 2014 due to cost reduction efforts. Our professional fees increased to $0.8 million for the nine months ended August 31, 2014 compared to $0.6 million for the nine months ended August 31, 2013 as we incurred preparation costs for a public financing relating to the filing of a preliminary prospectus supplement on February 19, 2014 and other financing documentation which was not completed for which there is no comparable cost in 2013. Future salaries and general and administrative expenses are expected to continue to decrease as a result of cost reduction efforts taken in the third quarter of 2014.

Selected financial data

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

						in thousands of dollars, except per share amounts
	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012
	08/31/14	05/31/14	02/28/14	11/30/13	08/31/13	05/31/13	02/28/13	11/30/12
	$	$	$	$	$	$	$	$
Interest and other income	-	-	1	4	13	9	14	16
Mineral property expenses	847	489	580	1,134	4,727	2,231	802	3,130
Loss for the period	(2,911)	(2,093)	(2,615)	(4,931)	(6,890)	(5,947)	(6,626)	(7,841)
Loss per common share – basic and diluted	(0.05)	(0.04)	(0.05)	(0.09)	(0.13)	(0.11)	(0.13)	(0.17)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the UKMP Projects, magnitude of the exploration program, and stock option vesting. The majority of the field season typically occurs in the third quarter of each year. Other factors that have caused fluctuations in the quarterly results that would not be expected to reoccur include our incorporation and completion of the spin-out.

During the fourth quarter of 2012, mineral property expenses of $3.1 million were recorded for the end of the 2012 field season. Stock-based compensation expense of $1.9 million was also recognized due to the vesting of previously granted stock options. During the first quarter of 2013, we incurred expenses of $4.1 million in stock-based compensation expense due to the vesting of previously granted stock options and the granting of RSUs and DSUs. We also recognized mineral property expenses of $0.8 million related to preparation activities for the 2013 field season and ongoing engineering studies. During the second quarter of 2013, we incurred mineral property expenses of $2.2 million consisting of the start-up of the field season in May 2013 and continuation of engineering studies. We also incurred expenses of $2.0 million in stock-based compensation due to the expense being recorded evenly over the vesting period of previously granted stock options and RSUs. During the third quarter of 2013, mineral property expenses of $4.7 million were recorded as the majority of the exploration program was conducted during the quarter. During the fourth quarter of 2013, stock-based compensation of $1.4 million was recorded due to an acceleration of expense as a result of the cancelling of 5,710,000 stock options during the period. All expense for unvested options was accelerated and included in the fourth quarter of 2013. During the first quarter of 2014, we incurred $0.1 million of stock-based compensation expense due to the prior acceleration of expense in the fourth quarter of 2013. As a result, our loss for the first quarter ended February 28, 2014 is significantly reduced. During the second quarter of 2014, we incurred $0.5 million in mineral property expenses as our field season start-up in 2014 occurred in July, later than in previous years. As a result, no field season activity costs were incurred in Q2 2014 resulting in a significantly reduced loss of $2.1 million for the second quarter of 2014 compared to previous second quarter losses. During the third quarter of 2014, we incurred mineral property expenses of $0.8 million due to a reduced field season program resulting in a significantly reduced loss of $2.9 million compared to previous third quarter losses. We incurred a one-time severance cost of $1.3 million relating to staff reductions.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At August 31, 2014, we had $7.0 million in cash and cash equivalents. At November 30, 2013, we had cash and cash equivalents of $6.5 million. We expended $6.7 million on operating activities during the nine month period ended August 31, 2014, compared with expenditures of $12.2 million for operating activities for the same period in 2013. The majority of cash spent on operating activities during both periods was expended on mineral property expenses, general and administrative, salaries, and professional fees. As the exploration field season in the Ambler mining district in 2013 began in May, a significant portion of the mineral property expenses expended during the 2013 fiscal year were incurred during this period. As our project program for 2014 was a significantly smaller field season program than in 2013, cash expended on mineral property expenses was significantly reduced from the prior year. We did incur a one-time severance charge of $1.3 million during the third quarter of 2014 as a result of staff reductions.

During the nine month period ended August 31, 2014, we raised $7.2 million in net proceeds from the completion of a private placement in July 2014. There is no comparable amount from financing activities generated in the same period in 2013.

During the nine month period ended August 31, 2014 we expended minimal cash on investing activities. Equipment purchases consisted of mainly replacement items totaling $0.01 million. With last year’s field activities during the nine month period ended August 31, 2013, we expended $0.08 million on equipment to support drill and camp activities. We also moved into office space in April 2013 incurring $0.1 million in information technology and office infrastructure.

Substantial doubt exists as to our ability to continue as a going concern as the continued operating activities are dependent on our ability to obtain additional financing within the next twelve months. In July 2014, we raised gross proceeds of $7.5 million through a private placement which is restricted to fund general and administrative expenses and program expenditures during the next twelve months from completion of the financing. We will need to raise additional funds to continue operations, and to support the further exploration of our projects and administration expenses. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means. There is no assurance that we will be successful in obtaining additional financing, that sufficient funds will be available to us, or be available on favourable terms in the future. Factors that could affect the availability of financing include fluctuations in our share price, the state of international debt and equity markets, investor perceptions and expectations, global financial and metals markets, and progress on our exploration properties.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at August 31, 2014 are as follows:

				in thousands of dollars, unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	1,750	1,750	-	-	-
Office lease	495	44	370	81	-
Total	2,245	1,794	370	81	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. On January 25, 2013, we entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.5 million.

Outstanding share data

At October 7, 2014, we had 60,296,365 common shares issued and outstanding. At October 7, 2014, we had 6,521,740 warrants with an exercise price of $1.60, 1,741,666 stock options with a weighted-average exercise price of $1.13, 727,097 NovaGold arrangement options with a weighted-average exercise price of $5.17, 337,336 RSUs, 838,350 DSUs, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received outstanding.

New accounting pronouncements

Unless otherwise noted, the following revised standards and amendments are effective for annual periods beginning on or after December 1, 2013 or as noted. We are continuing to assess the impact of these standards and amendments or have determined whether we will early adopt them, as noted.

iv.	Income tax disclosure

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

v.	Offsetting assets and liabilities

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

vi.	Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. Upon adoption, certain financial reporting disclosures will be eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending November 30, 2015. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows as it will no longer include the cumulative during exploration stage column currently presented.

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

Compensation expense for RSUs and DSUs granted to employees and directors, respectively, is determined based on estimated fair values of the units at the time of grant using quoted market prices or at the time the units qualify for equity classification under ASC 718. The cost is recognized using the graded attribution method over the vesting period of the respective units. The expense relating to the fair value of the units is included in expenses and is credited to other liabilities or contributed surplus based on the unit plan’s classification. Units may be settled in either i) cash and/or ii) shares issued from treasury and/or iii) shares purchased in the open market, at our election at the time of vesting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk. Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities and amounts due to related parties. Our instruments are held in the normal course to meet daily operating and cash flow needs of the business. The fair value of accounts payable and accrued liabilities and amounts due to related parties approximates their carrying value due to the short-term nature of their maturity. All of our financial instruments are initially measured at fair value and then held at amortized cost.

(a)    Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CDN$291,000, accounts receivable of CDN$18,000 and accounts payable of CDN$283,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss would change by approximately $2,000.

(b)    Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet our contractual obligations. We hold cash and cash equivalents with Canadian chartered financial institutions which are comprised of financial instruments issued by Canadian banks. Our accounts receivable consist of GST receivables from the Federal Government of Canada and receivables due for camp and management services provided to other parties. Our exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

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

(e)    Price risk

We are exposed to price risk with respect to commodity prices as future profitability and long-term viability will depend, in large part, on the price of copper, zinc, lead, gold and silver. The market prices for such metals are volatile and subject to numerous factors beyond Management’s control. Management closely monitors commodity prices to determine the appropriate course of action to be taken. We do not have any hedging or other commodity-based risks respecting our operations.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and our economic viability could be affected by commodity price volatility.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2014. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Not Applicable.

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

Date: October 9, 2014	NOVACOPPER INC.

By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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