Form 10-K
period 2014-11-30
NovaCopper Inc.
filed 2015-02-06
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2014

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number: 1-35447

NOVACOPPER INC.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	98-1006991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1950, 777 Dunsmuir Street
Vancouver, British Columbia
Canada	V7Y 1K4
(Address of Principal Executive Offices)	(Zip Code)

(604) 638-8088
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ X ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [ X ]

As at May 31, 2014, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $32.9 million. As of February 2, 2015, the registrant had 60,633,701 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2015, in connection with the registrant’s 2015 annual meeting of stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

2

NOVACOPPER INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NovaCopper” refer to NovaCopper Inc., a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2014.

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

  uncertainty as to whether there will ever be production at any of our Upper Kobuk Mineral Projects;

  uncertainty as to estimates of capital costs, operating costs, production and economic returns;

  risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;

  risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Road (“AMDIAR”) will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority (“AIDEA”) will build the AMDIAR;

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

  risks related to inclement weather which may delay or hinder exploration activities at the Upper Kobuk Mineral Projects;

  risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

  mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

  the risk that permits and governmental approvals necessary to develop and operate mines at the Upper Kobuk Mineral Projects will not be available on a timely basis or at all;

  commodity price fluctuations;

  risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of its control;

  risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

  uncertainty related to title to our mineral properties;

  our history of losses and expectation of future losses;

  risks inherent in the acquisition of new businesses or properties;

  risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

  our need to attract and retain qualified management and technical personnel;

  risks related to conflicts of interests of some of our directors;

  risks related to potential future litigation;

  risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;

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

“micron” or “m” is 0.000001 meters.

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

“Zn” is the chemical symbol for zinc.

SEC Industry Guide 7 Definitions:

“exploration stage” deposit is one which is not in either the development or production stage.

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

PART I

Item 1. BUSINESS

Our principal business is the exploration and development of our Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or “UKMP Projects”) located in the Ambler mining district in Northwest Alaska, United States of America comprising the (i) Arctic Project, which contains a high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit (“Arctic Project”); and (ii) Bornite Project, which contains a carbonate-hosted copper deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing our projects through technical, engineering and feasibility studies so that production decisions can be made on those projects.

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

NovaCopper’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration of the Bornite Project and through the pursuit of similarly attractive base metal projects. We plan to:

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

The Arctic Project PEA represents an early stage study and highlights certain opportunities for us to further expand upon. Prior to commencing production, further studies that demonstrate the economic viability of the Arctic Project must be completed including pre-feasibility or feasibility studies, all necessary permits must be obtained, a production decision must be made by our board of directors (the “Board”), financing for construction and development must be arranged and construction must be completed. In addition, we will be required to address certain infrastructure challenges, including a road for access, transportation of supplies and mineral concentrate, and obtain additional rights, including surface use rights and access rights. See “Item 1A. Risk Factors”.

Significant Developments in 2014

  On March 18, 2014, NovaCopper reported an updated NI 43-101 resource estimate for the Bornite Project in a report entitled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA”, dated effective April 1, 2014, which updated the resource estimate previously released on February 5, 2013. At the base case 0.5% copper cut-off grade, the Bornite Project is estimated to contain in-pit Indicated Resources of 14.1 million tonnes of 1.08% Cu or 334 million pounds of contained copper. At the base case 0.5% copper cut-off grade, the Bornite Project is estimated to contain in-pit Inferred Resources of 109.6 million tonnes of 0.94% Cu or 2,259 million pounds of contained copper. Resources are stated as potentially being economically viable in an open-pit mining scenario based on a projected metal price of $3.00 per pound copper, total site operating costs of $18.00 per tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees. At the base case 1.5% copper cut-off grade, the Bornite Project is estimated to contain below-pit Inferred Resources of 55.6 million tonnes of 2.81% Cu or 3,437 million pounds of contained copper. Inferred resources are stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $3.00 per pound copper, total site operating costs of $66.00 per tonne and an average metallurgical recovery of 87%. Inferred resources have a great amount of uncertainty as to their existence and whether they can be mined legally or economically. It cannot be assumed that all or any part of the Inferred resources will ever be upgraded to a higher category. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors.”

  On July 7, 2014, we announced the completion of a non-brokered private placement of approximately $7.5 million in Units to existing shareholders. Each Unit was priced at $1.15 per Unit and consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holders to purchase one common share at a price of $1.60 per share for a period of five years from the closing date. Net proceeds from the private placement were $7.2 million. The gross proceeds raised were allocated for the 12 months following closing to fund $2.7 million on program expenditures, $4.0 million on general and administrative expenses including costs associated with the offering, and $0.8 million on one-time expenses incurred in reducing annual general and administrative expenses.

  On August 15, 2014, we announced the departure of Senior VP Exploration, Joseph Piekenbrock, VP Human Resources and Workforce Development, Sacha Iley, and VP Corporate Communications, Patrick Donnelly, from our senior management team to reduce our general and administrative expenses.

  On October 28, 2014, we announced the results of our 2014 re-logging and re-sampling program at the Bornite Project. During the 2014 field season, we re-logged the geology and re-sampled approximately 13,000 meters in 37 historical drill holes, originally drilled by Kennecott on the Bornite Project between 1959 and 1976, and submitted the samples for a complete 42 element Induced Coupled Plasma analysis. Of the 37 historic drill holes sampled, 5 holes had intervals of copper grading more than 0.5% copper, and 21 holes contained mineralization grading more than 0.2% copper.

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

  On February 5, 2013, NovaCopper released an updated NI 43-101 resource estimate for the Bornite Project in a report entitled “NI 43-101 Technical Report Resource Estimation – South Reef and Ruby Creek zones, Bornite deposit, Upper Kobuk Mineral Projects, Northwest Alaska”, further to the resource estimate previously released on July 18, 2012 with respect to the Ruby Creek zone. At the base case 1.0% copper cut-off grade, the South Reef zone at the Bornite Project, which lies roughly 400 to 600 meters southeast of the Ruby Creek zone, is estimated to contain Inferred Resources of 43.1 million tonnes of 2.54% Cu or 2,409 million pounds of contained copper. Inferred resources are stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $2.75 per pound copper and total site operating costs of $60.00 per tonne. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors.”

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

  On July 30, 2013, we reported a new Preliminary Economic Assessment (“PEA”) prepared under NI 43- 101 for the Arctic project in a report entitled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska.” The PEA outlines an open-pit scenario of a 12-year mine life supporting a 10,000 tonne-per-day conventional grinding mill-and-flotation circuit at the Arctic deposit with a pre-tax net present value (“NPV”) of $927.7 million or 22.8% internal rate of return (“IRR”) and after-tax NPV of $537.2 million or 17.9% IRR at an 8% discount rate. Initial capital expenditures are estimated at $717.7 million with sustaining capital expenditures of $164.4 million. The base case scenario assumes long-term metal prices of $2.90/lb for copper, $0.85/lb for zinc, $0.90/lb for lead, $22.70/oz for silver and $1,300/oz for gold. The total average operating cost for the proposed mine is estimated at $63.93 per tonne milled. The PEA is preliminary in nature and includes inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the PEA will be realized. See “Cautionary Note to United States Investors.”

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

  On December 18, 2013, we announced results from our re-sampling and re-assaying program of 33 historical drill holes at the Bornite Project. These holes were previously drilled and only selectively sampled by Kennecott within the Ruby Creek zone of the Bornite deposit. Of the 33 historic drill holes sampled, 26 holes had intervals of copper greater than 0.5% copper, and 29 holes contained mineralization greater than 0.2% copper. The objectives of the re-assay/re-logging program were twofold: 1) to confirm and conduct a Quality Assurance/Quality Control (“QA/QC”) program on the historical sample results; and 2) to identify additional lower-grade (0.2-0.5% copper) shallow material, which was not previously sampled. The re-sampling and re-assaying program has confirmed previously known high-grade mineralization. It is also expected to add additional lower-grade mineralization to the Company’s mineral inventory.

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

  On April 25, 2012, we began trading on the Toronto Stock Exchange (“TSX”) in Canada and NYSE-MKT (formerly NYSE-AMEX) in the United States.

  During 2012, we completed the recruitment and hiring of our senior management team. Our President and CEO, Rick Van Nieuwenhuyse, Vice President (“VP”) and Chief Financial Officer, Elaine Sanders, Senior VP Exploration, Joseph Piekenbrock, and VP Human Resources and Workforce Development, Sacha Iley, joined the Company full time from their previous employment at NovaGold. We also announced the addition of Patrick Donnelly as VP Corporate Communications in August 2012.

  On July 18, 2012, we reported an initial resource estimate prepared under NI 43-101 for the Ruby Creek zone of the Bornite property in a report entitled “NI 43-101 Technical Report Resource Estimation – Ruby Creek zone, Bornite deposit, Upper Kobuk Mineral Project, Northwest Alaska.” At a 0.5% copper cut-off grade, the Ruby Creek zone contains Indicated Resources of 6.8 million tonnes at 1.19% Cu or 178.7 million pounds of contained copper and Inferred Resources of 47.7 million tonnes of 0.84% Cu or 883.2 million pounds of contained copper. Resources are stated as contained within a potentially economic resource limiting pit shell using a metal price of $3.00 per pound copper, mining costs of $1.50 per tonne, processing costs of $10.00 per tonne, 100% recoveries and an average pit slope of 45 degrees. See “Cautionary Note to United States Investors.”

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

The NANA Agreement grants NovaCopper US the nonexclusive right to enter on, and the exclusive right to explore, the Bornite lands and the Alaska Native Claims Settlement Act (“ANCSA”) lands (each as defined in the NANA Agreement) and in connection therewith, to construct and utilize temporary access roads, camps, airstrips and other incidental works. In consideration for this right, NovaCopper US paid to NANA $4 million in cash. NovaCopper US will also be required to make payments to NANA for scholarship purposes in accordance with the terms of the NANA Agreement. NovaCopper US has further agreed to use reasonable commercial efforts to train and employ NANA shareholders to perform work for NovaCopper US in connection with its operations on the Bornite lands, ANCSA lands and Ambler lands (as defined in the NANA Agreement) (collectively, the “Lands”). Under the NANA Agreement, NANA also has the right to appoint a board member to NovaCopper’s Board within a five year period following our public listing on a stock exchange.

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

We have formed an oversight committee with NANA, which consists of four representatives from each of NovaCopper and NANA (the “Oversight Committee”). The Oversight Committee is responsible for certain planning and oversight matters carried out by us under the NANA Agreement. The planning and oversight matters that are the subject of the NANA Agreement will be determined by majority vote. The representatives of each of NovaCopper and NANA attending a meeting will have one vote in the aggregate and in the event of a tie, the NovaCopper representatives jointly shall have a deciding vote on all matters other than Subsistence Matters, as that term is defined in the NANA Agreement. There shall be no deciding vote on Subsistence Matters and we may not proceed with such matters unless approved by majority vote of the Oversight Committee or with the consent of NANA, such consent not to be unreasonably withheld or delayed.

Principal Markets

We do not currently have a principal market. Our principal objective is to become a producer of copper.

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

See “Arctic Project – Environmental Considerations”.

Employees

As of November 30, 2014, we had 9 full-time employees, 6 of whom were employed at our executive office in Vancouver, BC, and 3 of whom were employed at our Upper Kobuk Mineral Projects. The number of individuals employed by us fluctuates throughout the year depending on the season; however during 2014, we had on average, 20 employees working for us. We have entered into executive employment agreements with two individuals, the CEO and CFO.

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

Available Information

We make available, free of charge, on or through our website, at www.novacopper.com our annual report on Form 10-K which includes our audited financial statements, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. All filings are also available on www.sec.gov/edgar. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this annual report on Form 10-K.

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

The sources of external financing that we may use for these purposes include project or bank financing or public or private offerings of equity and debt. In addition, we may enter into one or more strategic alliances or joint ventures, decide to sell certain property interests, or utilize one or a combination of all of these alternatives. The financing alternative we choose may not be available on acceptable terms, or at all. If additional financing is not available, we may have to postpone further exploration or development of, or sell, one or more of our principal properties.

Even if one of our mineral projects is determined to be economically viable to develop into a mine, such development may not be successful.

If the development of one of our projects is found to be economically feasible and approved by our Board, such development will require obtaining permits and financing, the construction and operation of mines, processing plants and related infrastructure, including road access. As a result, we are and will continue to be subject to all of the risks associated with establishing new mining operations, including:

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

The costs, timing and complexities of developing our projects may be greater than anticipated because our property interests are not located in developed areas, and, as a result, our property interests are not currently served by appropriate road access, water and power supply and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in new mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. In addition, delays in the early stages of mineral production often occur. Accordingly, we cannot provide assurance that we will ever achieve, or that our activities will result in, profitable mining operations at our mineral properties.

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

We cannot provide assurances that the proposed AMDIAR that would provide access to the Ambler mining district will be permitted or built, that it will be built in a timely manner, that the cost of accessing the proposed road will be reasonable, that it will be built in the manner contemplated, or that it will sufficiently satisfy the requirements of the Upper Kobuk Mineral Projects. In addition, successful development of the Upper Kobuk Mineral Projects will require the development of the necessary infrastructure. If adequate infrastructure is not available in a timely manner, there can be no assurance that:

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

We have a very limited history of operations and to date have generated no revenue from mining operations. As such, we are subject to many risks common to such enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of significant revenues. There is no assurance that the Upper Kobuk Mineral Projects or any other future projects will be commercially mineable, and we may never generate revenues from our mining operations.

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

Shortage of qualified and experienced personnel in the U.S. federal and Alaskan State agencies to coordinate a federally led joint environmental impact statement process could result in delays or inefficiencies. Backlog within the permitting agencies could affect the permitting timeline or potential of the Upper Kobuk Mineral Projects, as may negative public perception of mining projects in general due to circumstances unrelated to the Company and outside of its control. Other factors that could affect the permitting timeline include (i) the number of other large-scale projects currently in a more advanced stage of development which could slow down the review process for the Upper Kobuk Mineral Projects and (ii) significant public response regarding the Upper Kobuk Mineral Projects.

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

High metal prices in past years have encouraged increased mining exploration, development and construction activity, which has increased demand for, and cost of, exploration, development and construction services and equipment.

The relative strength of metal prices in past years has encouraged increases in mining exploration, development and construction activities around the world, which has resulted in increased demand for, and cost of, exploration, development and construction services and equipment. While recent market conditions have had a moderating effect on the costs of such services and equipment, increases in such costs may continue with the resumption of an upward trend in metal prices. Increased demand for and cost of services and equipment could result in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and may cause scheduling difficulties due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development and/or construction costs.

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

We are dependent on the services of key executives and other highly skilled and experienced personnel to advance our corporate objectives as well as the identification of new opportunities for growth and funding. Mr. Van Nieuwenhuyse and Ms. Sanders are currently our only executive officers. It will be necessary for us to recruit additional skilled and experienced executives. Our inability to do so, or the loss of any of these persons or our inability to attract and retain suitable replacements for them, or additional highly skilled employees required for our activities, would have a material adverse effect on our business and financial condition.

Some of our directors and officers have conflicts of interest as a result of their involvement with other natural resource companies.

Certain of our directors and officers also serve as directors or officers, or have significant shareholdings, in other companies involved in natural resource exploration and development or mining-related activities, including, in particular, NovaGold. To the extent that such other companies may participate in ventures in which we may participate in, or in ventures which we may seek to participate in, our directors and officers may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In all cases where our directors and officers have an interest in other companies, such other companies may also compete with us for the acquisition of mineral property investments. Such conflicts of our directors and officers may result in a material and adverse effect on our profitability, results of operation and financial condition. As a result of these conflicts of interest, we may miss the opportunity to participate in certain transactions, which may have a material adverse effect on our financial position.

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

Electrum is our single largest shareholder, controlling approximately 27.8% of the outstanding voting securities. Accordingly, Electrum will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless significant participation of other shareholders takes place in such shareholder meetings, Electrum may be able to approve such matters itself. The concentration of ownership of the shares by Electrum may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for securities. If Electrum sells a substantial number of shares in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

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

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of SOX. It requires an annual assessment by management of the effectiveness of our internal control over financial reporting. We may in the future fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, and we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of SOX. Our failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our Common Shares. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Future acquisitions of companies may provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure control and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws currently applicable to us.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of United States and Canadian governmental and self-regulated organizations, including the SEC, the Canadian Securities Administrators, the NYSE-MKT, the TSX, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance more difficult and uncertain. Our efforts to comply with new rules and regulations, including those promulgated under Dodd-Frank, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the years ending November 30, 2012, 2013 and 2014 but may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” election (“QEF Election”) or a “mark-to-market” election. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

The following descriptions summarize selected information about our Upper Kobuk Mineral Projects, which are located in the Ambler mining district of Alaska and include the Arctic Project and the Bornite Project. All of the UKMP Projects are without known reserves, as defined under SEC Industry Guide 7, and all proposed programs for the properties are exploratory in nature.

Arctic Project, Ambler Mining District, Alaska

Arctic Project – Technical Report

Except with respect to the land size disclosure and the disclosure regarding the number of claims (which were both increased subsequent to the effective date of the PEA), and the information under the heading “Arctic Project – Current Activities”, or as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from, and in some instances is an extract from, the technical report titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District Northwest Alaska” dated effective September 12, 2013 prepared by Tetra Tech and EBA, a Tetra Tech Company (and together with Tetra Tech, “Tetra Tech”). Except with respect to the land size disclosure and the disclosure regarding the number of claims (which were both increased subsequent to the effective date of the PEA), and the information under the heading “Arctic Project – Current Activities” and except as otherwise stated, Erin Workman, P.Geo., an employee to the Company and a Qualified Person as defined in NI 43-101, has approved the scientific and technical information contained herein. Scott Petsel, P.Geo., an employee to the Company and a Qualified Person as defined in NI 43-101, approved the scientific and technical information under the heading “Arctic Project – Current Activities,” and the land size disclosure and the disclosure regarding the number of claims for the Ambler lands. The information regarding the Arctic Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the PEA which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Arctic Project - Property Description and Location

The Arctic Project is located in the Ambler mining district of the southern Brooks Range, in the Northwest Arctic Borough (“NWAB”) of Alaska. The Arctic Project is located 260 km east of the town of Kotzebue, 30 km north of the village of Kobuk, 260 km west of the Dalton Highway, an all-weather state maintained public road, at geographic coordinates N67.17 latitude and W156.38 longitude (Universal Transverse Mercator (UTM) North American Datum (NAD) 83, Zone 4 coordinates 7453080N, 613110E). The current size of the Ambler lands is approximately 65 km long x 8 km wide and comprises a total of 45,348 ha.

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

In 1971, the US Congress passed the Alaska Native Claims Settlement Act which settled land and financial claims made by the Alaska Natives and provided for the establishment of 13 regional corporations to administer those claims. These are known as the Alaska Native Regional Corporations. One of these 13 regional corporations is NANA. ANCSA Lands controlled by NANA bound the southern border of the Property claim block. National Park lands are within 25 km of the northern property border.

Figure 1: Regional Location Map

Figure 2: Upper Kobuk Mineral Projects Lands Prospect Location Map

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

The climate in the region is typical of a sub-arctic environment. Exploration is generally conducted from late May until late September. Weather conditions on the Ambler lands can vary significantly from year to year and can change suddenly. During the summer exploration season, average maximum temperatures range from 10C to 20C, while average lows range from -2C to 7C. By early October, unpredictable weather limits regular helicopter travel to the Arctic Project. During winter months, the Arctic Project can be accessed by snow machine, track vehicle, or fixed wing aircraft. Winter temperatures are routinely below -25C and can exceed -50C. Annual precipitation in the region averages at 395 mm with the most rainfall occurring from June through September, and the most snowfall occurring from November through January.

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

Wildlife in the area includes caribou, moose, Dall sheep, bears (grizzly and black), wolves, wolverines, coyotes, and foxes. Fish species include salmon, sheefish, arctic char, and arctic grayling. The Kobuk River, which briefly enters the UKMP lands on its southwest corner, is a significant salmon spawning river. Subarctic Creek, which does not contain anadromous fish, drains into the Shungnak River, which drains into the Kobuk River. The caribou on the property belong to the Western Arctic herd that migrates twice a year – south in August, from their summer range north of the Brooks Range, and north in March from their winter range along the Buckland River.

Currently, the Arctic Project does not have access to Alaska power and transportation infrastructure. Beginning in 2009, the Arctic Project has been the focus of the Ambler Mining District Access Corridor study The proposed Ambler Access Route is a 322 km road running east from the Property to the Dalton Highway.

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

Arctic Project - History

During the 1940’s and 1950’s Bear Creek Mining Corporation (“BCMC”), an exploration subsidiary of Kennecott, conducted regional reconnaissance exploration in the Cosmos Hills and the southern Brooks Range. Stream silt sampling in 1963 by BCMC revealed a significant copper anomaly in Arctic Creek roughly 17 km northeast of the previously identified Bornite deposit. The area was subsequently staked and, in 1967, eight core holes were drilled at the Arctic Deposit yielding impressive massive sulphide intercepts over an almost 500-m strike length. BCMC conducted intensive exploration on the property until 1977 and then intermittently through 1998. No drilling or additional exploration was conducted on the Arctic Project between 1998 and 2004.

Arctic Project - Historical Metallurgical Testwork

Metallurgical studies during the Kennecott era included: two initial mineralogical studies undertaken by the Kennecott Research Center (“KRC”) to evaluate and identify the potential beneficiation or metallurgical treatment of concentrates of the samples from the deposit and a subsequent 1999 Lakefield Research Ltd. (Lakefield) metallurgical test program to confirm and improve upon the results from the 1970s KRC test work program. In 2012, NovaCopper contracted SGS to conduct an extensive metallurgical program in support of the Artic PEA, the results of which are described and summarized below under the heading “Arctic Project – Metallurgical Testing”.

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

Arctic Project - Geologic Setting

Regional Geology

The Ambler mining district occurs along the southern margin of Brooks Range within an east-west trending zone of Devonian to Jurassic age submarine volcanic and sedimentary rocks. The district covers both: 1) VMS-like deposits and prospects hosted in the Devonian age Ambler Sequence (or Ambler Schist belt), a group of metamorphosed bimodal volcanic rocks with interbedded tuffaceous, graphitic and calcareous volcaniclastic metasediments; and 2) epigenetic carbonate-hosted copper deposits occurring in Devonian age carbonate and phyllitic rocks of the Bornite Carbonate Sequence. The Ambler Sequence occurs in the upper part of the Anirak Schist, the thickest member of the Schist belt or Coldfoot subterrane. VMS-like stratabound mineralization can be found along the entire 110 km strike length of the district. Immediately south of the Schist belt in the Cosmos Hills, a time equivalent section of the Anirak Schist includes the approximately 1 km thick Bornite Carbonate Sequence. Mineralization of both the VMS-like deposits of the Schist belt and the carbonate-hosted deposits of the Cosmos Hills has been dated at 375 to 387 Ma.

In addition, the Ambler mining district is characterized by increasing metamorphic grade north perpendicular to the strike of the east-west trending units. The district shows isoclinal folding in the northern portion and thrust faulting to south (Schmidt 1983). The Devonian to Mississippian age Angayucham basalt and the Triassic to Jurassic age mafic volcanic rocks are in low-angle over thrust contact with various units of the Ambler Schist belt and Bornite Carbonate Sequence along the northern edge of the Ambler Lowlands.

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

These data are interpreted by us to define a generally north-northwest-trending depocentre through the central Ambler mining district. Diamictite occurrences described below in concert with these formational changes suggest that the depocentre had a fault-controlled eastern margin with the basin deepening to the west. This original basin architecture appears to have controlled mineralization of the sulphide systems at Ambler and Shungnak (Dead Creek), concentrating fluid flow along structures on the eastern basin margin.

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

The principal lithologic units captured in logging and mapping by us, in broad chronological order from oldest to youngest are as follows: greenstone, chlorite schist, talc schist, grey to black schists, metarhyolites, most notably the so-called button schist which serves as an important stratigraphic marker, quartz muscovite schists, diamictites and greywackes

Arctic Project - Exploration

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

Table 3: Summary of NovaCopper/NovaGold Drilling

Year	Meters	No. of Drill Holes	Sequence	Purpose of Drilling
2004	2,996	11	AR04-78 to 88	Deposit scoping and verification
2005	3,030	9	AR05-89 to 97	Extensions to the Arctic Deposit
2006***	3,100	12	AR06-98 to 109	Property-wide exploration drilling
2007	2,606	4	AR07-110 to 113	Deep extensions of the Arctic Deposit
2008*	3,306	14	AR08-114 to 126	Grade continuity and metallurgy
2011**	1,193	5	AR11-127 to 131	Geotechnical studies
2012***	1,752	4	SC12-014 to 017	Exploration drilling – Sunshine

Notes:	*A total of 12 of the 14 holes drilled in 2008 were utilized in the 2012 SRK resource update. Two holes were maintained in sealed frozen storage to provide additional metallurgical samples if required.
**Geotechnical holes drilled in 2011 are not included in the current resource estimation contained herein. ***Drilling in 2006 and 2012 targeted exploration targets elsewhere in the VMS belt.

Over the Arctic Project’s history, a relatively limited number of drill companies have been used by Kennecott and NovaCopper/NovaGold at the Arctic Deposit. During Kennecott’s tenure on the Property, Sprague and Henwood, a Pennsylvania-based drilling company was the principal contractor. Sprague and Henwood utilized company manufactured drill rigs during their tenure on the Property. Many of their rigs remain at the Bornite Deposit and constitute a historical inventory of 1950s and 1960s exploration artifacts. Tonto Drilling provided services to Kennecott during Kennecott’s short return to the district in the late 1990s. We and NovaGold have utilized Boart Longyear as our only contractor. The 2004 to 2012 NovaCopper/NovaGold drill programs used a single skid-mounted LF-70 core rig, drilling HQ or NQ core. Wireframes were updated in 2013 to incorporate interpretation of all drill results to date and have been included in the resource estimate.

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

All drill core was transported by helicopter in secure core “baskets” to either the Dahl Creek camp or the Bornite camp for logging and sampling. Sample intervals were determined by the geologist during the geological logging process. Sample intervals were labelled with white paper tags and butter (aluminum) tags which were stapled to the core box. Each tag had a unique number which corresponded to that sample interval. Sample intervals were determined by the geological relationships observed in the core and limited to a three meter maximum length and one meter minimum length. An attempt was made to terminate sample intervals at lithological and mineralization boundaries. Sampling was generally continuous from the top to the bottom of the drill hole. When the hole was in unmineralized rock, the sample length was generally three meters, whereas in mineralized units, the sample length was shortened to one to two meters. Geological and geotechnical parameters were recorded based on defined sample intervals and/or drill run intervals (defined by the placement of a wooden block at the end of a core run). Logged parameters were reviewed annually and slight modifications have been made between campaigns, but generally include rock type, mineral abundance, major structures, specific gravity (“SG”), point load testing, recovery and rock quality designation measurements. Drill logs were converted to a digital format and forwarded to the Database Manager, who imported them into the master database. Core was photographed and then brought into the saw shack where it was split in half by the rock saw, divided into sample intervals, and bagged by the core cutters. Not all drill core was oriented; however, core that had been oriented was identified to samplers by a line drawn down the core stick. If core was not competent, it was split by using a spoon to transfer half of the core into the sample bag. Once the core was sawed, half was sent to ALS Chemex Laboratories (“ALS Chemex”) in Vancouver for analysis and the other half was stored at the Dahl Creek camp, but since has been consolidated at the storage facility at the Bornite camp facilities or at our warehouse in Fairbanks. Shipment of core samples from the Dahl Creek camp occurred on a drill hole by drill hole basis. Rice bags, containing two to four poly-bagged core samples each, were marked and labelled with the ALS Chemex address, project and hole number, bag number, and sample numbers enclosed. Rice bags were secured with a pre-numbered plastic security tie and a twist wire tie and then assembled into sling loads for transport by chartered flights on a commercial airline to Fairbanks, where they were met by a contracted expeditor for delivery directly to the ALS Minerals preparation facility in Fairbanks. In addition to the core, control samples were inserted into the shipments at the approximate rate of one standard, one blank and one duplicate per 20 core samples:

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

The accreditations of Primary and Secondary assay laboratories used during the 1966 – 1986 campaigns are not known. ALS Analytical Lab (Fairbanks, Alaska) was the Primary assay lab between 1998 – present. ALS Chemex has attained International Organization for Standardization (“ISO”) 9001:2000 registration. In addition, the ALS Chemex laboratory in Vancouver is accredited to ISO 17025 by Standards Council of Canada for a number of specific test procedures including fire assay of gold by AA, ICP and gravimetric finish, multi-element ICP and AA assays for silver, copper, lead and zinc.

During 2013, we conducted a 26% audit of the NovaGold era assay database fields: sample interval, Au, Ag, Cu, Zn, and Pb. This audit is documented in a series of memos. Our staff did not identify and/or correct any transcription and/or coding errors in the database prior to resource estimation. We also retained independent consultant Caroline Vallat, P.Geo. of GeoSpark Consulting Inc. to: 1) re-load 100% of the historical assay certificates, 2) conduct a QA/QC review of paired historical assays and NovaGold era re-assays; 3) monitor an independent check assay program for the 2004 to 2008 and 2011 drill campaigns; and 4) generate QA/QC reports for the 2004 to 2008 and 2011 drill campaigns.

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

Arctic Project - Mineral Resource Estimate

The mineral resource estimate was prepared by Tetra Tech with an effective date of the resource estimate as of July 30, 2013.

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

Table 4 Indicated Resource Estimate for the Arctic Project (NSR Cut-off of $35/t)

Cautionary Note to United States Investors concerning estimates of Indicated Resources.This section uses the term “indicated resources”. We advise United States investors that these terms are not recognized by the SEC. United States investors are cautioned not to assume that estimates of indicated mineral resources are economically minable, or will be upgraded into measured mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors.”

Category	Mt	Cu (%)	Zn (%)	Pb (%)	Au (g/t)	Ag (g/t)	Cu (Mlb)	Zn (Mlb)	Pb (Mlb)	Au (Moz)	Ag (Moz)
Indicated	23.848	3.26	4.45	0.76	0.71	53.2	1,713	2,338	400.9	0.55	40.8

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards. Mineral resources that are not mineral reserves do not have demonstrated economic viability. See “Risk Factors” and “Cautionary Note to United States Investors.”

	2.	Mineral Resources are reported within mineralization wireframes, contained within an Indicated pit design using an assumed copper price of $2.90/lb, zinc price of $0.85/lb, lead price of $0.90/lb, silver price of $22.70/oz, and gold price of $1,300/oz.

	3.	Appropriate mining costs, processing costs, metal recoveries and inter ramp pit slope angles were used to generate the pit design.

	4.	The $35.01/t milled cut-off is calculated based on a process operating cost of $19.03/t, G&A of $7.22/t and site services of $8.76/t. NSR equals payable metal values, based on the metal prices outlined in Note 2 above, less applicable treatment, smelting, refining costs, penalties, concentrate transportation costs, insurance and losses and royalties.

	5.	The LOM strip ratio was estimated at 8.39.

	6.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

	7.	Tonnage and grade measurements are in metric units. Contained copper, zinc and lead pounds are reported as imperial pounds, contained silver and gold ounces as troy ounces.

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

Category	Mt	Cu (%)	Zn (%)	Pb (%)	Au (g/t)	Ag (g/t)	Cu (Mlb)	Zn (Mlb)	Pb (Mlb)	Au (Moz)	Ag (Moz)
Inferred	3.363	3.22	3.84	0.58	0.59	41.5	239	285	43.2	0.06	4.5

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. See “Risk Factors” and “Cautionary Note to United States Investors.”

	2.	Mineral Resources are reported within mineralization wireframes, contained within an Inferred pit design using an assumed copper price of $2.90/lb, zinc price of $0.85/lb, lead price of $0.90/lb, silver price of $22.70/oz, and gold price of $1,300/oz.

	3.	Appropriate mining costs, processing costs, metal recoveries and inter ramp pit slope angles were used to generate the pit design.

	4.	The $35.01/t milled cut-off is calculated based on a process operating cost of $19.03/t, G&A of $7.22/t and site services of $8.76/t. NSR equals payable metal values, based on the metal prices outlined in Note 2 above, less applicable treatment, smelting, refining costs, penalties, concentrate transportation costs, insurance and losses and royalties.

	5.	The LOM strip ratio was estimated at 8.39.

	6.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

	7.	Tonnage and grade measurements are in metric units. Contained copper, zinc and lead pounds are reported as imperial pounds, contained silver and gold ounces as troy ounces.

Arctic Project – Mining Operations

The Arctic Project is not currently in production; for contemplated exploration or development activities see below.

Arctic Project – Exploration and Development

As noted in the summary Arctic Project – Technical Report above, we engaged Tetra Tech to prepare a PEA for the Arctic Project. The following summary describes the main results and assumptions of the PEA not previously discussed above.

The PEA is based on a conventional truck-and-shovel, open-pit mine design at a single pit. The mining schedule was developed based on a maximum mill capacity of 10,000 t/d. The Arctic Project’s total mine life is 13 years, including 1 year of pre-stripping followed by 12 years of production. The pit uses four pushbacks and a minimum mining width of 40 m. Over the 13-year life, the pit is producing 35.7 Mt of mineralized material and 299.4 Mt of waste rock. The life-of-mine (“LOM”) stripping ratio is 8.39 and the stripping ratio excluding the pre-stripping waste rock is 7.94. The mining schedule does not currently consider a low-grade stockpiling option but this can be assessed in more detail in future studies.

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

The crushed material will be ground by two stages of grinding, consisting of one SAG mill and one ball mill in closed circuit with hydrocyclones (SAB circuit). The hydrocyclone overflow with a grind size of approximately 80% passing 70 m will first undergo pre-talc flotation, and then be processed by conventional bulk flotation (to recover copper, lead, and associated gold and silver), followed by zinc flotation. The rougher bulk concentrate will be cleaned and followed by copper and lead separation to produce a lead concentrate and a copper concentrate. The final tailings from the zinc flotation circuit will be pumped to the TSF. Copper, lead, and zinc concentrates will be thickened and pressure-filtered before being transported by truck to a port and shipped to smelters.

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

Tailings and Storage Facility

The co-disposal TSF will be a fully lined facility consisting of rockfill embankment constructed across the SubArctic Creek drainage, creating an impoundment that will extend up the drainage. The rockfill embankment will be 40 constructed to an ultimate crest elevation of 655 mamsl with the embankment being raised in stages to minimize the initial capital construction cost. During operations, potential acid generating (“PAG”) waste rock will be placed at the bottom and sides of the basin forming layers with consecutive disposal on tailings that will be filling the voids. The tailings has the potential to generate acid and, therefore, the tailings and the PAG waste rock will be placed under water and remain permanently submerged in order to reduce the potential for acid generation. Additional studies will be required to determine the most suitable method of co-disposal and potential requirements for acid rock drainage (“ARD”) management and mitigation programs will need to be part of the design of the TSF.

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

The Arctic Project has the potential to significantly improve work opportunities for local and regional residents. In October 2011, we signed an agreement with NANA which in addition to consolidating landholdings in the Ambler district has language establishing native hiring preferences and preferential use of NANA subsidiaries for contract work. Furthermore, the agreement formalized an Oversight Committee, with equal representation from NANA and us, to regularly review project plans and activities. In addition, a Subsistence Subcommittee has been formed to protect subsistence and the Iupiaq way of life and a Workforce Development Subcommittee is also in place to address current and future employment needs. We meet monthly, during summer months, with the residents of Kobuk, Shungnak and Ambler, the three villages closest to the project area. We also meet annually with eight other NANA region villages including Noatak, Kivalina, Kotzebue, Kiana, Deering, Buckland, Selawik and Noorvik, for the purpose of updating residents on project plans and fielding their questions and concerns. We have also developed a good working relationship with the NWAB government.

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

Arctic Project - Current Activities

The focus of work on the Arctic Project in 2013 was the production of the PEA. Field work at the Arctic Project was limited during 2013 to reconnaissance work, minor geochemical processing and regional mapping. Exploration drilling was focused on the Bornite deposit in 2013. No work was completed in 2014 on the Arctic Project.

Bornite Project, Ambler District, Alaska

Bornite Project

Except for the information under the heading “Bornite Project – Current Activities” and except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from, and in some instances is an extract from, the technical report titled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” report dated effective March 18, 2014 released April 1, 2014 (the “Bornite Report”) prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc. Except for the information under the heading “Bornite Project – Current Activities” and except as otherwise stated, Erin Workman, P.Geo., an employee to the Company and a Qualified Person as defined in NI 43-101, has approved the scientific and technical information contained herein. Scott Petsel, P.Geo., an employee to the Company and a Qualified Person as defined in NI 43-101, approved the scientific and technical information under the heading “Bornite Project – Current Activities.” The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Bornite Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Bornite Project - Property Description and Location

The Property is located in the Ambler mining district of the southern Brooks Range, in the NWAB of Alaska. The Property is located in Ambler River A-2 quadrangle, Kateel River Meridian T 19N, R 9E, sections 4, 5, 8 and 9. The Bornite Project is located 248 km east of the town of Kotzebue, 19 km north of the village of Kobuk, 275 km west of the Dalton Highway, an all-weather state maintained public road, at geographic coordinates N67.07 latitude and W156.94 longitude (Universal Transverse Mercator (UTM) North American Datum (NAD) 83, Zone 4W coordinates 7440449N, 589811E).

Bornite Project - Accessibility, Climate, Local Resources, Infrastructure, and Physiography

Primary access to the Project is by air, using both fixed wing aircraft and helicopters. There are four well maintained, approximately 1,500 m-long gravel airstrips located near the Property, capable of accommodating charter fixed wing aircraft. These airstrips are located 40 km west at Ambler, 23 km southwest at Shungnak, 19 km south at Kobuk, and 15 km south at Dahl Creek. There is daily commercial air service from Kotzebue to the village of Kobuk, the closest community to the Property. During the summer months, the Dahl Creek Camp airstrip is suitable for larger aircraft, such as C-130 and DC-6. In addition to the four 1,500 m airstrips, there is a 700 m airstrip located at the Bornite Camp. The airstrip at Bornite is suited to smaller aircraft, which support the Bornite Camp with personnel and supplies.

There is no direct water access to the Property. During spring runoff, river access is possible by barge from Kotzebue Sound to Ambler, Shungnak, and Kobuk via the Kobuk River.

A one-lane dirt track suitable for high-clearance vehicles or construction equipment links the Bornite Project’s main camp to the 400 m Dahl Creek airstrip and village of Kobuk.

The climate in the region is typical of a sub-arctic environment. Exploration is generally conducted from late May until late September. Weather conditions on the Project can vary significantly from year to year and can change suddenly. During the summer exploration season, average maximum temperatures range from 10C to 20C, while average lows range from -2C to 7C. By early October, unpredictable weather limits safe helicopter travel to the Project. During winter months, the Project can be accessed by snow machine, track vehicle, or fixed wing aircraft. Winter temperatures are routinely below -25C and can exceed -50C. Annual precipitation in the region averages at 395 mm with the most rainfall occurring from June through September, and the most snowfall occurring from November through January.

Drilling and mapping programs are seasonal and have been supported out of the Main Bornite Camp and Dahl Creek Camp. The main Bornite Camp facilities are located on Ruby Creek on the northern edge of the Cosmos Hills. The camp provides office space and accommodations for the geologists, drillers, pilots, and support staff. There are four 2-person cabins installed by NANA prior to our tenure. In 2011, the main Bornite Camp was expanded to 20 sleeping tents, 3 administrative tents, 2 shower/bathroom tents, 1 medical tent, and 1 dining/cooking tent. With these additions, the camp capacity was increased to 49 beds. A 30 m by 9 m core logging facility was also built in summer of 2011. An incinerator was installed near the Bornite airstrip to manage waste created by the Bornite Project. Power for the Bornite Project is supplied by a 175 kW Caterpillar diesel generator. Water is provided by a permitted artesian well located 250 m from the Bornite Camp. In 2012, the camp was further expanded with the addition of a laundry tent, a women's shower/washroom tent, a recreation tent, several additional sleeping tents, and a 2 x enlargement of the kitchen tent. Camp capacity increased to 76 beds. The septic field was upgraded to accommodate the increase in camp population. One of the two-person cabins was winterized for use by the winter caretaker. A permitted landfill was established to allow for the continued cleanup and rehabilitation of the historic shop facilities and surroundings. The Dahl Creek camp is an overflow or alternative facility to the main Bornite Camp. The Dahl Creek camp has a main cabin for dining and administrative duties, and a shower facility. Sleeping facilities include two hard-sided sleeping cabins with seven beds (primarily used for staff), two 4-person sleeping tents, and three 2-person sleeping tents for a total of 21 beds. There are support structures, including a shop and storage facilities.

The Bornite Project is located on Ruby Creek on the northern edge of the Cosmos Hills. The Cosmos Hills are part of the southern flank of the Brooks Range in Northwest Alaska. Topography in the area is moderately rugged. Maximum relief in the Cosmos Hills is approximately 1,000 masl with an average of 600 masl. Talus covers the upper portions of the hills; glacial and fluvial sediments occupy valleys. The Kobuk Valley is located at the transition between boreal forest and Arctic tundra. Spruce, birch, and poplar are found in portions of the valley, with a ground cover of lichens (reindeer moss). Willow and alder thickets and isolated cottonwoods follow drainages, and alpine tundra is found at higher elevations. Tussock tundra and low, heath-type vegetation covers most of the valley floor. Patches of permafrost exist on the Property. Wildlife in the Project area is typical of Arctic and Subarctic fauna. Larger animals include caribou, moose, Dall sheep, bears (grizzly and black), wolves, wolverines, coyotes, and foxes. Fish species include salmon, sheefish, arctic char, and arctic grayling. The Kobuk River, which briefly enters the UKMP on its southwest corner, is a significant salmon spawning river. The caribou on the Property belong to the Western Arctic herd that migrates twice a year – south in August, from their summer range north of the Brooks Range, and north in March from their winter range along the Buckland River.

Bornite Project - History

Kennecott and Bear Creek Mining Tenure

Regional exploration began in the early 1900s when gold prospectors noted copper occurrences in the hills north of Kobuk, Alaska. In 1947, local prospector Rhinehart “Rhiny” Berg along with various partners traversing in the area located outcropping mineralization along Ruby Creek (Bornite) on the north side of the Cosmos Hills. They subsequently staked claims over the Ruby Creek showings and constructed an airstrip for access. In 1957, BCMC, Kennecott's exploration subsidiary, optioned the property from Berg. Exploration drilling in 1961 and 1962 culminated in the discovery of the “No.1 Ore Body” where drill hole RC-34 cut 20 m of 24% copper (the “No.1 Ore Body” is a historic term used by BCMC that does not connote economic viability in the present context; it is convenient to continue to use the term to describe exploration work and historic resource estimation in a specific area of what is now generally known as Ruby Creek Upper Reef). The discovery of the “No.1 Ore Body” led to the development of an exploration shaft in 1966. The shaft, which reached a depth of 328 m, encountered a significant watercourse and was flooded near completion depth. The shaft was subsequently dewatered and an exploration drift was developed to provide access for sampling and mapping, and to accommodate underground drilling to further delineate mineralization. A total of 59 underground holes were drilled and, after the program, the shaft was allowed to re-flood. The discovery of the Arctic Project in 1965 prompted a hiatus in exploration at Bornite, and only limited drilling occurred up until 1976.

In the late 1990s, Kennecott resumed its evaluation of the Bornite deposit and the mineralization in the Cosmos Hills with an intensive soil, stream, and rock chip geochemical sampling program using 32 element ICP analyses. Grid soil sampling yielded 765 samples. Ridge and spur sampling resulted in an additional 850 soil samples in the following year. Skeletonized core samples (85 samples) from key historic drill holes were also analyzed using 32 element ICP analytical methods. Geochemical sampling identified multiple areas of elevated copper and zinc in the Bornite region.

Kennecott completed numerous geophysical surveys as an integral part of exploration throughout their tenure on the property. Various reports, notes, figures, and data files stored in Kennecott’s Salt Lake City exploration office indicated that geophysical work included, but was not limited to, the following:

  Airborne magnetic and EM surveys (fixed-wing INPUT) (1950s)

  Gravity, single point (“SP”), Audio-Frequency Magneto-Telluric (“AMT”), EM, borehole and surface IP/resistivity surveys (1960s)

  Gravity, airborne magnetic, and CSAMT surveys (1990s)

We have little information or documentation associated with these geophysical surveys conducted prior to the 1990s. Where data are available in these earlier surveys, the lack of details in data acquisition, coordinate systems, and data reduction procedures limit their usefulness. The only complete geophysical report available concerns down-hole IP/resistivity results. Most notable is the 1996 Bouger gravity survey from the Bornite deposit into the Ambler lowlands. The Bornite deposit itself is seen as a significant 3 milligal anomaly. Numerous 2 milligal to > 6 milligal anomalies occur under cover in the Ambler lowlands and near the Aurora Mountain and Pardner Hill occurrences. In addition to the geophysical surveys conducted by Kennecott, the ADNR completed an aeromagnetic survey of portions of the Ambler mining district in 1974-1975.

Several studies have been undertaken reviewing the geology and geochemistry of the Bornite deposit. Most notable is Murray Hitzman’s PhD dissertation at Stanford University and Don Runnel’s PhD dissertation at Harvard University. Bernstein and Cox reported on mineralization of the “No. 1 Ore Body” in a 1986 paper in Economic Geology. Kennecott conducted two technical reviews of the groundwater conditions and a summary of the findings related to the flooding of the exploration shaft.

In 1961, Kennecott collected 32 coarse reject samples from five drill holes to support preliminary metallurgical test work at Bornite. Samples targeted high-grade (> 10%) copper mineralization from the Upper Reef at Ruby Creek.

Bornite Project - Geological Setting and Mineralization

The Bornite Project is located within the Arctic Alaska Terrane, a sequence of mostly Paleozoic continental margin rocks that make up the Brooks Range and North Slope of Alaska. It is within the Phyllite Belt geologic subdivision, which together with the higher-grade Schist Belt, stretches almost the entire length of the Brooks Range and is considered to represent the hinterland of the Jurassic Brooks Range orogeny. The southern margin of the Phyllite Belt is marked by mlange and low angle faults associated with the Kobuk River fault zone, while the northern boundary is thought to be gradational with the higher-grade metamorphic rocks of the Schist Belt.

The geology of the Bornite resource area is composed of alternating beds of carbonate rocks (limestone and dolostone) and calcareous phyllite. Limestone transitions laterally into dolostone, which hosts the majority of the mineralization and is considered to be hydrothermal in origin. Spatial relationships and petrographic work establish dolomitization as genetically related to early stages of the copper mineralizing system.

Potentially the earliest and most prominent structure in the resource area is the northeast-trending, steeply northwest-dipping Iron Mountain structure. The structure shows significant displacement of basal quartz phyllite to the east across the structure and has been interpreted as: a pre or syn-mineral (Devonian) growth fault; or, the post-mineral (Cretaceous) axis of a small overturned kink fold. To the north, the Bornite Carbonate sequence is in fault contact with the Beaver Creek phyllite along the moderately north-dipping Beaver Creek fault. The fault, a thick, brittle structure of potentially regional significance, defines the roughly bedded parallel base of the Beaver Creek phyllite and the Bornite Carbonate sequence in the immediate Bornite area. Both the Beaver Creek fault and the Bornite Carbonate sequence are cut by a series of north-trending high angle structures of apparent small displacement.

Mineralization at Bornite occurs as tabular mineralized zones that coalesce into crudely stratiform bodies hosted in secondary dolomite. Two significant dolomitic horizons that host mineralization have been mapped by drilling and include: 1) the Lower Reef, a thick 100 to 300 m thick dolomitized zone lying immediately above the basal quartz phyllite unit of the Anirak Schist; and 2) the Upper Reef, a 100 to 150 m thick dolomite horizon roughly 300 m higher in section.

The Lower Reef dolomite outcrops along the southern margin of the Ruby Creek zone and is spatially extensive throughout the deposit area. It hosts a significant portion of the shallow resources in the Ruby Creek zone as well as higher grade resources down dip and to the northeast in the South Reef. The Upper Reef zone hosts relatively high-grade resources to the north in the Ruby Creek zone. The Upper reef zone appears to lie at an important NE- trending facies transition to the NW of the main drilled area and locally appears to be at least partially thrust over the Lower Reef stratigraphy to the southeast.

Drill results from 2013 show dolomitization and copper mineralization in the Upper and Lower Reefs coalescing into a single horizon along the northern limits of current exploration. The NE- trending Ruby Creek and South Reef zones also coalesce into a roughly 1000 m wide zone of >200 m thick dolomite containing significant copper mineralization dipping north at roughly 5-10 degrees.

Bornite Project – Mineralization

Copper mineralization at Bornite is comprised of chalcopyrite, bornite, and chalcocite distributed in stacked, roughly stratiform zones exploiting favourable stratigraphy within the dolomitized limestone package. Mineralization occurs, in order of increasing grade, as disseminations, irregular and discontinuous stringer-style veining, breccia matrix replacement, and stratiform massive sulphides. The distribution of copper mineral species is zoned around the bottom-centre of each zone, with bornite-chalcocite-chalcopyrite at the core and progressing outward to chalcopyrite-pyrite. Additional volumetrically minor copper species include carrollite, digenite, tennantite-tetrahedrite, and covellite. Stringer pyrite and locally significant sphalerite occur above and around the copper zones, while locally massive pyrite and sparse pyrrhotite occur in association with siderite alteration below copper mineralization in the Lower Reef.

In addition to the copper mineralization, significant cobalt mineralization is found accompanying bornite-chalcocite mineralization. Cobalt occurs with high-grade copper as both carrollite (Co2CuS4) and as cobaltiferous rims on recrystallized pyrite grains.

Appreciable silver values are also found with bornite-rich mineralization in the South Reef and Ruby Creek zones.

Bornite Project – Exploration

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

With the NANA Agreement approaching completion, NovaGold initiated work in 2010 to begin to characterize the exploration potential and depositional controls by re-logging and re-analyzing select drill holes with a Niton portable x-ray fluorescence (“XRF”) to determine geochemical variability. In 2011, NovaGold began an initial drill program to verify the historical database and exploration potential and conducted additional geophysical surveys to provide better targeting tools for continued exploration in the district. In 2012, we expanded the IP geophysical coverage completing a major district-wide survey that targeted the prospective Bornite Carbonate sequence. Subsequent resource drilling between 2011 and 2013 based on the exploration targeting is discussed in the Bornite Project - Mineral Resource Estimates section below.

2006 NovaGold Exploration

In 2006, NovaGold contracted Fugro Airborne Surveys to complete a detailed helicopter DIGHEM magnetic, EM and radiometric survey of the Cosmos Hills. The survey covered a rectangular block approximately 18 km by 49 km which totaled 2,852 line kilometres. The survey was flown at 300 m line spacing with a line direction of N20E. The DIGHEM helicopter survey system produced detailed profile data of magnetics, EM responses and radiometrics (total count, uranium, thorium, and potassium) and was processed into maps of magnetics, discrete EM anomalies, EM apparent resistivity, and radiometric responses.

2010 NovaGold Exploration

In 2010, in anticipation of completing the NANA Agreement, NANA granted NovaGold permission to begin low level exploration at Bornite; this consisted of re-logging and re-analyzing select drill holes using a Niton portable XRF. In addition to the 2010 re-logging effort, NovaGold contracted a consulting geophysicist, Lou O'Connor, to compile a unified airborne magnetic map for the Ambler mining district from Kennecott, Alaska DNR, and NovaGold airborne geophysical surveys.

2011 NovaGold Exploration

In 2011, NovaGold contracted Zonge International Inc. (“Zonge”) to conduct both dipole-dipole complex resistivity induced polarization (“CRIP”) and natural source audio-magnetotelluric (“NSAMT”) surveys over the northern end of the prospect to develop tools for additional exploration targeting under cover to the north.

NSAMT data were acquired along two lines totaling 5.15 line-km, with one line oriented generally north-south through the centre of the survey area and one being the southernmost east-west line in the survey area. CRIP data were acquired on five lines: four east-west lines and one north-south line, for a total coverage of 14.1 line-km and 79 collected CRIP stations. The initial objective of the survey was to investigate geological structures and the distribution of sulphides possibly associated with copper mineralization.

Results from the paired surveys show that wide-spaced dipole-dipole resistivity is the most effective technique to directly target the mineralization package. Broad low resistivity anomalies reflecting pyrite haloes and mineralization appear to define the limits of the fluid package. Well-defined and often very strong chargeability anomalies are also present, but appear in part to be masked by phyllitic units which also have strong chargeability signatures. The NSAMT show similar resistivity features as the IP, but are less well resolved.

2012 NovaCopper Exploration

In light of the success of the 2011 geophysical program, we contracted Zonge to conduct a major district-wide dipole/dipole IP survey, a down-hole IP radial array survey in the South Reef area, and an extensive physical property characterization study of the various lithologies to better interpret the existing historical geophysical data.

Zonge completed 48 line km of 200 m dipole/dipole IP during 2012, infilling and expanding on the 2011 survey, and stretching across the most prospective part of the outcropping permissive Bornite Carbonate sequence. The results show a well-defined low resistivity area associated with mineralization and variable IP signatures attributed both to mineralization and the overlying Beaver Creek phyllite. Numerous target areas occur in the immediate Bornite area with lesser targets occurring in the Aurora Mountain and Pardner Hill areas and in the far east of the survey area. During the 2012 drill program at South Reef, a single drill hole was targeted on a low resistivity area approximately 500 m to 600 m southeast of the South Reef mineralization trend. Although the drill hole intersected some dolomite alteration in the appropriate stratigraphy, no significant sulphides were encountered.

In addition to the extensive ground IP survey, Zonge also completed 9 km of down-hole radial IP using an electrode placed in drill hole RC12-0197 to further delineate the trend and potential in and around the South Reef. In addition to the 2012 ground geophysical surveys, extensive physical property data including resistivity, chargeability, specific gravity, and magnetic susceptibility were captured for use in modelling the existing ground IP and gravity surveys, and the airborne EM and magnetic surveys.

In addition to geophysical focused exploration, a district wide geologic map was compiled integrating Kennecott’s 1970’s mapping of the Cosmos Hills with selective NovaCopper mapping in 2012.

2013 NovaCopper Exploration

The emphasis of the 2013 program was to further validate and refine the 2012 geologic map of the Cosmos Hills. A deep penetrating soil and vegetation geochemical orientation survey was completed over the South Reef deposit, utilizing various partial leaches and pH methods. The initial, approximately 1 km, test lines suggest a good response for several of the partial leaches of the soils but little response in the vegetative samples; further follow-up is warranted to the north of the deposit into the Ambler lowlands.

Bornite Project – Drilling

A total of 183 surface core holes and 51 underground core holes, totaling 78,147 m have been drilled, targeting the Bornite deposit during 21 different annual campaigns dating from 1957 through 2013. All of the drill campaigns, with the exception of the 2011 NovaGold campaign and the 2012 and 2013 NovaCopper campaigns were completed by Kennecott or their exploration subsidiary BCMC. All drill holes (except RC13-230 and RC13-232 which have been reserved for metallurgical studies) were utilized in the estimation of the current resource.

Sprague and Henwood, a Pennsylvania-based drilling company, completed all of the Kennecott drilling, with the exception of the 1997 program (three drill holes) completed by Tonto Drilling Services, Inc. (a NANA-Dynatech company). The 2011 thru 2013 NovaGold/NovaCopper programs used Boart Longyear Company as the drill contractor.

In the initial years of drilling at Bornite, Kennecott relied on AX core (1.1875 in or 30.2 mm diameter), but, as drilling migrated towards deeper targets, a change to BX core (1.625 in or 41.3 mm diameter) was implemented to help limit deviation. From 1966 to 1967, drilling activity at Bornite moved underground and EX diameter core (0.845 in or 21.5 mm diameter) was implemented to define the Ruby Creek Upper Reef zone “No.1 Ore Body”. Drilling activity moved back to the surface in 1968, and, from 1968 to 1972, BX core was most commonly drilled. In later years, core size increased to NX (2.125 in or 54.0 mm diameter) and finally, in 2011, core size increased to NQ (1.874 in or 47.6 mm diameter) and HQ (2.5 in or 63.5 mm diameter). Progressively larger diameter drill rods have been continually used over the years in an attempt to minimize drill hole deviations.

There is only partial knowledge of specific drill core handling procedures used by Kennecott during their tenure at the Bornite Deposit. All of the drill data collected during the Kennecott drilling programs (1958 to 1997) was logged on paper drill logs, copies of which are stored in the Kennecott office in Salt Lake City, Utah. Electronic scanned copies of the paper logs, in PDF format, are held by NovaCopper. Drill core was sawed or split with a splitter, with half core submitted to various assay labs and the remainder stored in the Kennecott core storage facility at the Bornite Deposit. In 1995, Kennecott entered the drill assay data, the geologic core logs, and the down hole collar survey data into an electronic format. In 2009, NovaGold geologists verified the geologic data from the original paper logs against the Kennecott electronic format and then merged the data into a Microsoft™ SQL database. Sampling of drill core by Kennecott and BCMC focused primarily on the moderate to high grade mineralized zones. Intervals of visible sulphide mineralization containing roughly >0.5 to 1% copper were selected for analysis by Union Assay Office Inc. of Salt Lake City, Utah. This approach left numerous intervals containing weak to moderate copper mineralization un-sampled in the historic drill core.

Throughout our tenure at Bornite, the following core handling procedures have been implemented. Core is slung by helicopter, or transported by truck or ATV, from the drill rig to the core-logging facility. Upon delivery, geologists and geotechnicians open and inspect the core boxes for any irregularities. They first mark the location of each drilling block on the core box, and then convert footages on the blocks into metric equivalents. Geotechnicians or geologists measure the intervals (or “from/to”) for each box of core and include this information, together with the drill hole ID and box number, on a metal tag stapled to the end of each box. Geotechnicians then measure the core to calculate percent recovery and rock quality designation (“RQD”). RQD is the sum of the total length of all pieces of core over 12 cm in a run. The total length of core in each run is measured and compared to the corresponding run length to determine percent recovery. Core is then logged with lithology and visual alteration features captured on observed interval breaks. Mineralization data, including total sulphide (recorded as percent), sulphide type (recorded as a relative amount), and gangue and vein mineralogy are collected for each sample interval with an average interval of approximately 2 m. Structural data is collected as point data. Geologists then mark sample intervals to capture each lithology or other geologically appropriate intervals. Sample intervals of core are typically between 1 m and 3 m in length but are not to exceed 3 m in length. Occasionally, if warranted by the need for better resolution of geology or mineralization, smaller sample intervals have been employed. Geologists staple sample tags on the core boxes at the start of each sample interval, and mark the core itself with a wax pencil to designate sample intervals. This sampling approach is considered sound and appropriate for this style of mineralization and alteration. Drill core is digitally photographed prior to sampling. Drill core is cut in half using diamond core saws. Specific attention to core orientation is maintained during core sawing to ensure that representative samples are obtained. One-half of the core is retained in the core box for storage on site, or at our Fairbanks warehouse, and the other half bagged and labeled for analysis. Samples are selected for specific gravity measurements.

In 2013, 33 historic Kennecott drill holes in the Ruby Creek area were re-logged, re-sampled and re-assayed as these holes had previously only been selectively sampled by Kennecott. Entire holes were re-logged utilizing NovaCopper protocols discussed above. Samples were submitted either as half-core, where previously sampled, or whole core where un-sampled (this was done to ensure that a sufficient volume of material was provided for analysis). Sample intervals were matched to historic intervals whenever possible, or selected to reflect NovaCopper sampling procedures described above. The objectives of the re-assay/re-logging program were threefold: 1) to implement a QA/QC program on intervals previously sampled by Kennecott in order to confirm the validity of their results; 2) to identify additional lower-grade (0.2 -0.5% copper), which was not previously sampled; and 3) to provide additional multi-element ICP data to assist in the geologic interpretation of the deposit.

Bornite Project - Sample Preparation, Analyses and Security

Sample preparation, analytical lab accreditation and security measures taken during historical Kennecott and BCMC programs are unknown to us; however, we are not aware of any reason to suspect that any of these samples have been tampered with. The 2011 to 2013 samples were either in the custody of NovaGold or NovaCopper personnel or the assay laboratories at all times, and the chain of custody of the samples is well documented.

Between 2011 and 2013, once drill core was sawed, one half was retained for future reference and the other half was sent to ALS Minerals (formerly ALS Chemex) in Vancouver for analyses. Shipment of core samples from the Bornite camp occurred whenever backhaul capacity was available on the chartered aircraft, which was generally 5 to 6 days a week. Rice bags, containing two to four individual poly-bagged core samples, were marked and labeled with the ALS Minerals address, project name (Bornite), drill hole number, bag number, and sample numbers enclosed. Rice bags were secured with a pre-numbered plastic security tie, assembled into loads for transport by chartered flights on a commercial airline to Fairbanks, and directly delivered by a contracted expeditor to the ALS Minerals preparation facility in Fairbanks. In addition to the core samples, control samples were inserted into the shipments at the approximate rate of one standard, one blank and one duplicate per 17 core samples. Samples were logged into a tracking system on arrival at ALS Minerals, and weighed. Samples were then crushed, dried, and a 250 g split was pulverized to greater than 85% passing 75 µm.

Gold assays in 2011 and 2012 were determined using fire analysis followed by an atomic absorption spectroscopy (“AAS”) finish; gold was not analyzed in 2013. The lower detection limit was 0.005 ppm gold; the upper limit was 10 ppm gold. An additional 48-element suite was assayed by inductively coupled plasma-mass spectrometry (“ICP-MS”) and ICP-AES methodologies, following a four acid digest. Over limit (>1.0%) copper and zinc analyses were completed by AA, following a four acid digest.

ALS Minerals has attained International Organization for Standardization (ISO) 9001:2000 registration. In addition, the ALS Minerals laboratory in Vancouver is accredited to ISO 17025 by Standards Council of Canada for a number of specific test procedures including fire assay of gold by AA, ICP and gravimetric finish, multi-element ICP and AA assays for silver, copper, lead and zinc. NovaCopper has no relationship with any primary or check assay labs utilized.

During 2012 and 2013, NovaCopper staff performed continuous validation of the drill data; both while logging was in progress and after the drill season was complete. NovaCopper also retained independent consultant Caroline Vallat, P.Geo. of GeoSpark Consulting Inc. to: 1) import digital drill data to the master database and conduct QA/QC checks upon import, 2) conduct a QA/QC review of paired historical assays and NovaCopper 2012 and 2013 re-assays; 3) monitor an independent check assay program for the 2012 and 2013 drill campaigns; and 4) generate a QA/QC report for the 2012 and 2013 drill campaigns.

Bornite Project - Mineral Resource Estimates

The mineral resource estimate has been prepared by Bruce M. Davis, FAusIMM, BD Resource Consulting, and Robert Sim, P.Geo., SIM Geological Inc., both “Independent Qualified Persons” as defined in NI 43-101. We have filed two previous NI 43-101 Technical Reports on the Bornite Project dated July 18, 2012 and February 5, 2013. The effective date of this resource is March 18, 2014.

In 2013, we drilled an additional 17 holes at Bornite totaling 8,142 m of which 4,684 m was drilled at the Ruby Creek zone and 3,458 m at the South Reef zone. The program expanded the lateral, down-dip, extents in the northern part of the deposit and also provided additional delineation of some internal parts of the western Ruby Creek area. In addition to the 2013 drilling, we completed an extensive sampling program of 33 historical drill holes located in the Ruby Creek area that were drilled but only selectively sampled by Kennecott. This program has resulted in providing better continuity of mineral resources the Ruby Creek area.

The mineral resource estimate utilizes two-meter compositing of assays from 216 drill holes completed between 1961 and 2013. Estimated blocks were 5 x 5 x 5 meters on a side. Seven domains were established for the estimation, all of which were treated as hard boundaries with no mixing of data between the domains. The domains include two high-grade carbonate domains inside a 2% copper probability shell, three moderate-grade carbonate domains inside a 0.2% copper probability shell, one weakly-mineralized carbonate domain outside the 0.2% copper probability shell, and one weak-unmineralized phyllite domain. Visual inspections of the probability shells show that they fit well with observed levels of bornite, chalcocite and chalcopyrite mineralization.

Based on the interpreted local high-grade nature of the mineralization, both capping and outlier restriction strategies were implemented to control the influence of high-grade mineralization in the resource model. This methodology removed approximately 5% of the contained copper in the Ruby Creek Zone and 8% of the contained copper in the South Reef Zone. Copper grades are interpolated in model blocks using ordinary kriging with a minimum of one and a maximum of twenty composited samples and a maximum of five samples from a single drill hole. A total of 4,472 specific gravity measurements, of which 40% are within the mineralized shells, were utilized to estimate densities in the block model. Specific gravity values were estimated into model blocks using inverse distance squared moving averages using the domains described previously.

The block models were validated through several methods: a thorough visual review of the model grades in relation to the underlying drill hole sample grades; comparisons with the change of support model; comparisons with other estimation methods; and, grade distribution comparisons using swath plots.

Resources included in the Indicated category includes blocks in the model that are within a maximum average distance of 35 meters from three or more drill holes and exhibit a relatively high degree of confidence in the grade and continuity of mineralization. Resources in the Inferred category require a minimum of one drill hole within a maximum distance of 100 meters and exhibit reasonable confidence in the grade and continuity of mineralization.

In the opinion of the Qualified Persons, the resource evaluation reported herein is a sound representation of the copper mineral resources found on the Bornite Project at the current level of sampling. The mineral resources have been estimated in conformity with generally accepted CIM Estimation of Mineral Resources and Mineral Reserves Best Practices Guidelines and are reported in accordance with the Canadian Securities Administrators’ NI 43-101. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted into mineral reserve.

Tests for reasonable prospects for economic viability suggest that the resource is potentially amenable to a combination of open pit and underground extraction methods. The estimate of mineral resources for the Bornite Project are summarized in, “Bornite Project – Mineral Resource Statement”.

Bornite Project - Mineral Resource Statement

Mineral Resources are classified in accordance with the 2010 CIM Definition Standards for Mineral Resources and Mineral Reserves.

The Qualified Persons for the Mineral Resource estimate are Bruce Davis and Robert Sim, both Qualified Person’s independent of us. Mineral Resources for the Bornite Project are found in Table 7 and Table 8.

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

Type	Cut-off (Cu %)	Mtonnes	Cu%	Cu (Mlbs)
Indicated
In-Pit	0.5	14.1	1.08	334

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. Mineral resources that are not mineral reserves do not have demonstrated economic viability. See “Risk Factors” and “Cautionary Note to United States Investors.”

2.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.

3.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

4.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.

5.	All amounts are stated in U.S. dollars unless otherwise noted.

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

Type	Cut-off (Cu %)	Mtonnes	Cu%	Cu (Mlbs)
Inferred
In-Pit	0.5	109.6	0.94	2,259
Below-Pit	1.5	55.6	2.81	3,437
Total Inferred		165.2	1.57	5,696

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. See “Risk Factors” and “Cautionary Note to United States Investors.”

	2.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.

	3.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

	4.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.

	5.	All amounts are stated in U.S. dollars unless otherwise noted.

There are no known factors related to environmental, permitting, legal, title, taxation, socio-economic, marketing or political issues which could materially affect the mineral resource.

Bornite Project – Metallurgy

Metallurgical testwork to date indicates that the Bornite Project can be treated using standard grinding and flotation methods to produce copper concentrates. Initial testing indicates copper recoveries of approximately 87% resulting in concentrate grades of approximately 28% copper with very low potential penalty elements. Further metallurgical testwork is warranted to test these assumptions.

Bornite Project – Environmental Considerations

The Bornite Project area includes NANA’s Bornite and ANCSA lands, the Ruby Creek drainage (a tributary of the Shungnak River), the Shungnak River drainage, and portions of the Ambler Lowlands. Since 2007, baseline environmental data collection has occurred in the area including archaeology, aquatic life surveys, sediment sampling, wetlands mapping, surface water quality sampling, hydrology, meteorological monitoring, and subsistence. Additional baseline environmental data in NANA’s Bornite and ANCSA lands, the Ruby Creek drainage, the Shungnak River drainage, portions of the Ambler Lowlands, and downstream receiving environments will be required to support future mine design, development of an EIS, permitting, construction and operations.

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

The permit review process will determine the number of management plans required to address all aspects of the Project to ensure compliance with environmental design and permit criteria. Each plan will describe the appropriate environmental engineering standard and the applicable operations requirements, maintenance protocols, and response actions.

Bornite Project – Current Activities

The 2014 exploration field season program also saw us undertake a significant drill core re-sampling and re-assaying program at the Bornite Project consisting of approximately 13,000 meters in 37 historical drill holes, which were originally drilled by Kennecott on the Bornite Project between 1959 and 1976, and submitted the samples to ALS for a complete 42 element Induced Coupled Plasma analysis. During this period, Kennecott was focused on identifying and quantifying high-grade copper mineralization. Given its focus on identifying very high-grade copper mineralization, Kennecott did not focus its exploration efforts on sampling and assaying lower-grade (<1%) disseminated copper mineralization.

During the 2014 field season, we submitted 5,819 samples for assaying. Of the submitted samples, 5,134 (11,149 meters) were from previously un-sampled and un-assayed drill core. The remaining 685 samples (1,503 meters) were from drill core that was previously sampled by Kennecott and sent for re-assaying to confirm results. Of the 11,149 meters of historic drill core previously unsampled and unassayed drill core , 5 holes had intervals of copper grading more than 0.5% copper, and 21 holes contained mineralization grading more than 0.2% copper.

The objectives of the re-logging/re-sampling program were threefold: 1) to identify additional low-grade (<1% copper) near-surface mineralized material which had not been previously sampled; 2) to confirm and conduct a QA/QC program on the historical sample results; and 3) to acquire a full geochemical data suite for the Ruby Creek zone which can be utilized in future geological modeling. The re-logging and re-sampling program has confirmed previously known higher-grade copper intervals (>1% copper) and extended the known near-surface lower-grade copper halo. It is anticipated that these results will add lower-grade mineralization to the Bornite Project mineral inventory as well as reduce the strip ratio in a potential open pit by converting zero grade material to low-grade material.

The 2014 logging and sampling campaign followed consistent sampling methodology, assay and analytical procedures as described above in 2011 - 2013.

We also maintained our stream gauging and meteorological stations allowing us to continue our environmental baseline data collection in the region.

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

Companies required to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank. We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2014.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The NovaCopper Shares are listed on the TSX and the NYSE-MKT under the symbol “NCQ”. On February 2, 2015, there were 1,493 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. The following tables set out the market price range of the Common Shares on the TSX and NYSE-MKT for the 12 months prior to the date hereof.

	NYSE-MKT		TSX (C$)
Fiscal Quarter	High	Low	High	Low
April 25 – May 31, 2012	3.73	2.45	5.16	2.40
Q3 2012	2.84	1.70	2.81	1.67
Q4 2012	2.90	1.79	2.90	1.76
Q1 2013	2.28	1.75	2.19	1.75
Q2 2013	2.10	1.66	2.14	1.69
Q3 2013	2.07	1.66	2.20	1.72
Q4 2013	2.08	1.55	2.18	1.60
Q1 2014	2.03	1.22	2.15	1.36
Q2 2014	1.50	0.94	1.68	0.96
Q3 2014	1.25	0.85	1.35	0.96
Q4 2014	1.23	0.60	1.34	0.69
December 2014 – February 2, 2015	0.64	0.41	0.75	0.53

On February 2, 2015, the closing price of our Common Shares on the TSX was CDN$0.64 per Common Share and on the NYSE-MKT was $0.52 per Common Share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of February 2, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,391,238	$0.57	4,703,817
Equity compensation plans not approved by security holders	-	-	-
Total	4,391,238	0.57	4,703,817

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

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to nonresident holders of the securities of NovaCopper, other than Canadian withholding tax.

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

If the Common Shares are taxable Canadian property to a Non-Resident Holder, any capital gain realized on the disposition or deemed disposition of such shares, may not be subject to Canadian federal income tax pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a NonResident Holder, including the Convention.

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

Scope of this Summary

Authorities

This summary is based on the U.S. Internal Revenue , as amended (“Code”), regulations promulgated by the Department of the Treasury (whether final, temporary or proposed) (“Treasury Regulations”), U.S. court decisions, published rulings and administrative positions of the IRS, and the Convention, that are applicable and, in each case, in effect as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive basis.

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

Non-U.S. Holders

For purposes of this summary, a “Non-U.S. Holder” is a beneficial owner of Common Shares that is neither a U.S. Holder nor a U.S. partnership (or other “pass-through” entity). This summary does not address the U.S. federal income tax considerations applicable to Non-U.S. Holders relating to the acquisition, ownership and disposition of Common Shares. Accordingly, Non-U.S. Holders should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and foreign tax consequences (including the potential application of and operation of any tax treaties) relating to the acquisition, ownership, and disposition of Common Shares.

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

Sale or Other Taxable Disposition of Common Shares

Subject to the PFIC rules discussed below, upon the sale or other taxable disposition of Common Shares a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference between (a) the amount of cash plus the fair market value of any property received and (b) its tax basis in such Common Shares sold or otherwise disposed of. Such gain generally will be treated as “U.S. source” for purposes of applying the U.S. foreign tax credit rules unless the gain is subject to tax in Canada and is re-sourced as “foreign source” under the Convention and such U.S. Holder elects to treat such gain or loss as “foreign source” (see a more detailed discussion at “Foreign Tax Credit” below). Any such gain or loss generally will be capital gain or loss, which will be long-term capital gain or loss if, at the time of the sale or other disposition, such Common Shares are held for more than one year. Preferential tax rates apply to long-term capital gains of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gains of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

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

Receipt of Foreign Currency

The amount of any distribution paid in foreign currency to a U.S. Holder in connection with the ownership of Common Shares, or on the sale, exchange or other taxable disposition of Common Shares, generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of actual or constructive receipt (regardless of whether such foreign currency is converted into U.S. dollars at that time). If the foreign currency received is not converted into U.S. dollars on the date of receipt, a U.S. Holder will have a basis in the foreign currency equal to its U.S. dollar value on the date of receipt. A U.S. Holder that receives foreign currency and converts such foreign currency into U.S. dollars at a conversion rate other than the rate in effect on the date of receipt may have a foreign currency exchange gain or loss, which generally would be treated as U.S. source ordinary income or loss for foreign tax credit purposes. Different rules apply to U.S. Holders who use the accrual method with respect to foreign currency received upon the sale, exchange or other taxable disposition of Common Shares. U.S. Holders should consult their own U.S. tax advisors regarding the U.S. federal income tax consequences of receiving, owning and disposing of foreign currency.

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

PFIC Status of the Company

The Company generally will be a PFIC if, for a given tax year, (a) 75% or more of the gross income of the Company for such tax year is passive income or (b) 50% or more of the assets held by the Company either produce passive income or are held for the production of passive income, based on the fair market value of such assets. “Gross income” generally includes all revenues less the cost of goods sold plus income from investments and from incidental or outside operations or sources, and “passive income” includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all (85% or more) of a foreign corporation’s commodities are stock in trade or inventory, depreciable property used in a trade or business, or supplies regularly used or consumed in a trade or business, and certain other requirements are satisfied.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2012, 2013, and 2014, but may be a PFIC in future tax years. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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

Under proposed Treasury Regulations, if a U.S. Holder has an option, warrant or other right to acquire stock of a PFIC, such option, warrant or right is considered to be PFIC stock subject to the default rules of Section 1291 of the Code. Under rules described below, if the Company was a PFIC, the holding period for the option, warrant or other right would begin on the day after the date a U.S. Holder acquired the option, warrant or other right. This would impact the availability of the QEF Election and Mark-to-Market Election with respect to an option, warrant or other right. Thus, a U.S. Holder would have to account for an option, warrant or other right and Common Shares under the PFIC rules and the applicable elections differently (see discussion below under “QEF Election” and “Market-to-Market Election”.)

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

In any year in which the Company is classified as a PFIC, a U.S. Holder will be required to file an annual report with the IRS containing such information as Treasury Regulations and/or other IRS guidance may require. U.S. Holders should consult their own tax advisors regarding the requirements of filing such information returns under these rules, including the requirement to file an IRS Form 8621.

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

Unregistered Sales of Equity Securities

On July 7, 2014, we closed a non-brokered private placement (the “Offering”) pursuant to which we issued and sold to three existing shareholders (collectively, the “Investors”) an aggregate of 6,521,740 Units (each, a “Unit”) at a purchase price per Unit of US$1.15 (the “Unit Price”), for gross proceeds of approximately $7.5 million, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one common share purchase warrant, each entitling the holder, at its option, to purchase one additional Share (each, a “Warrant”).

The Warrants are exercisable for a period of five years from and after the closing at an exercise price of US$1.60 per share, subject to certain adjustments (the “Exercise Price”). The Warrants have customary anti-dilution protections including in the event of (i) certain distributions of cash and/or property made by the Company to its shareholders; (ii) any rights offering at an offering price below 95% of the then current market price; (iii) any capital reorganization; or (iv) any share reorganization. The Warrants also have weighted average anti-dilution protection in the event that any subsequent equity financing (including an offering of derivative securities convertible into or exercisable for equity), subject to certain exceptions, occurs following the closing at an offering price (including the price of conversion or exercise of any derivative securities) below the Exercise Price; provided, however, that in no circumstances shall the Exercise Price be adjusted below US$1.10.

The Offering was effected pursuant to the terms and provisions of unit purchase agreements negotiated separately and entered into with each of the Investors on June 30, 2014.

The issuance and sale of the Units, Shares and Warrants (collectively, the “Securities”) has not been registered under the Securities Act, and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Securities have been issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act, based on the following facts: each of the Investors has represented that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act, that it is acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities laws and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities to the Investors; and the Securities were issued as restricted securities.

Repurchase of Securities

During 2014, neither NovaCopper nor any affiliate of NovaCopper repurchased Common Shares of NovaCopper registered under Section 12 of the Exchange Act.

Item 6.    SELECTED FINANCIAL DATA

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The selected financial data should be read in conjunction with those consolidated financial statements and the notes thereto.

in thousands of dollars, except per share amounts
	Year ended November 30
	2014 $	2013 $	2012 $	2011 $	2010 $
Results of operations
Loss and comprehensive loss for the period	9,648	24,394	31,018	11,336	3,340
Basic and diluted loss per share	0.17	0.47	0.67	0.44	0.14

Financial position
Working capital (deficit)	4,846	5,423	21,190	(424)	(12,153)
Total assets	36,826	38,899	55,696	31,772	26,607
Total long-term liabilities	-	-	-	-	11,098
Shareholders’ equity	35,847	37,157	53,723	31,251	3,296

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NovaCopper Inc.
(An Exploration-Stage Company)

Management’s Discussion & Analysis
For the Fourth Quarter and Year Ended November 30, 2014
(expressed in US dollars)

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated February 5, 2015 and provides an analysis of our audited financial results for the year ended November 30, 2014 compared to the year ended November 30, 2013.

The following information should be read in conjunction with our November 30, 2014 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated.

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

As consideration, NovaCopper paid $4.0 million to NANA upon signing the NANA agreement and gave NANA the right to appoint a member to NovaCopper’s board of directors within a five year period following our public listing on a stock exchange. NANA has not exercised their right to appoint a board member at this time. Upon the decision to proceed with development of a mine within the area of interest, NANA has a 120 day one time right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share. The completion of the agreement with NANA creates a total land package which incorporates our Ambler lands with the adjacent Bornite and ANCSA lands for a total of approximately 352,900 acres (142,831 hectares).

NANA would also be granted a net smelter return royalty between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the particular area of land from which production originates.

We have accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed.

Corporate developments

Financing

On July 7, 2014, we completed a non-brokered private placement with our three largest shareholders for $7.5 million in Units. Each Unit was priced at $1.15 per Unit and consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $1.60 per share for a period of five years from the closing date. Net proceeds from the private placement were approximately $7.2 million. The gross proceeds raised were allocated for the 12 months following closing to fund a minimum of $2.7 million on program expenditures, $4.0 million on general and administrative expenses including costs associated with the offering, and $0.8 million on one-time expenses incurred in reducing annual general and administrative expenses. We are currently on track to meet our budgeted expenditures.

Long-term incentives

On September 9, 2014, the Board of Directors approved a grant of 1,620,000 stock options to employees and directors.

Share issuances

Under the Plan of Arrangement, we committed to issue common shares to satisfy holders of NovaGold performance share units (“PSUs”) and deferred shares units on record as of the close of business on April 27, 2012. When a share unit vests, we committed to deliver one common share to such holder for every six shares of NovaGold the holder is entitled to receive, pursuant to the warrant and share unit terms, rounded down to the nearest whole number. During the year ended November 30, 2014, we issued 14,166 PSUs. As of November 30, 2014, no NovaGold PSUs remain outstanding and 20,685 NovaGold DSUs remain outstanding, which will settle upon the NovaGold directors’ retirement.

Project activities

On March 18, 2014, we announced the release of an updated NI 43-101 compliant resource estimate for the Bornite deposit and on April 1, 2014, we filed a NI 43-101 compliant technical report titled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” dated effective March 18, 2014. This updated Bornite Project resource estimation included the results of drilling completed and the re-logging and re-assaying program undertaken during the 2013 field season. At a base case 0.50% copper cutoff grade, the Bornite Project is estimated to contain in-pit indicated resources of 14.1 million tonnes at an average grade of 1.08% copper or 334 million lbs of contained copper and in-pit inferred resources of 109.6 million tonnes at an average grade of 0.94% copper or 2.3 billion lbs of contained copper. Resources are stated as contained within a pit shell developed using a metal price of $3.00/lb copper, mining costs of $2.00/tonne, milling costs of $11/tonne, general and administrative cost of $5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees. In addition to the in-pit resources, at a base case 1.50% copper cutoff grade, the Bornite Project contains below-pit inferred resources of 55.6 million tonnes at an average grade of 2.81% copper or 3.4 billion lbs of contained copper that may be amenable to underground extraction methods. Resources are stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $3.00 per pound copper, underground mining costs of $50.00 per tonne, milling costs of $11.00 per tonne, general and administrative of $5.00 per tonne, and an average metallurgical recovery of 87%. See “Cautionary Note to United States Investors.”

During 2014, we focused efforts on supporting the Alaska Industrial Development Export Authority ("AIDEA”) with their activities towards advancing the Ambler Mining District Industrial Access Road ("AMDIAR”) which is anticipated to provide access to UKMP Projects. AIDEA continued to collect community input at meetings held through the winter of 2013/2014 in various local villages. In late April 2014, AIDEA’s board of directors approved a resolution authorizing AIDEA to proceed with an application for the Ambler road to the federal agencies that have jurisdiction over the AMDIAR project and to engage a firm to prepare the environmental impact statement for the project under the direction of the federal agencies. Environmental baseline studies were conducted by DOWL during the summer field season in preparation for the submission of the environmental impact statement. The United States Army Corps of Engineers (“USACE”) has selected HDR, Inc. as the third party environmental engineer to manage the environmental impact statement process on behalf of the USACE.

The permitting document is substantially complete. In light of the recent drop in oil prices, the Government of Alaska is reviewing all capital projects. We expect the permitting process will continue and expect to be able to provide an update later in the first calendar quarter of 2015.

In early September 2014, we completed our 2014 re-logging program of approximately 13,000 meters in 37 historical drill holes at Bornite. Targeted historical holes were located within the near-surface Ruby Creek zone of the Bornite deposit. This effort was a continuation of 2013’s program of re-sampling which targeted 33 drill holes comprising 11,067 meters of core originally drilled and only selectively sampled by Kennecott between 1957 and 1975. The 2013 re-sampling program resulted in a significant increase in the amount of copper-bearing mineralization at Bornite.

The objectives of the 2014 re-logging/re-sampling program were threefold: 1) to identify additional low-grade (<1% copper) near-surface mineralized material which had not been previously sampled; 2) to confirm and conduct a Quality Assurance/Quality Control program on the historical sample results; and 3) to acquire a full geochemical data suite for the Ruby Creek zone which can be utilized in future geological modeling. The re-logging and re-sampling program has confirmed previously known higher-grade copper intervals (>1% copper) and extended the known near-surface lower-grade copper halo. Of the 37 selectively sampled historic drill holes, 5 holes had new intervals of copper grading more than 0.5% copper, and 21 holes contained newly sampled mineralization grading more than 0.2% copper. It is anticipated that these results will add lower-grade mineralization to the Company's mineral inventory as well as reduce the strip ratio in a potential open pit by converting zero grade material to low-grade material. A formal resource update will not be undertaken at this time but the information gathered from our 2014 work program will be incorporated into future studies.

We also continued to maintain our weather station and stream gauges in the region to continue our environmental baseline data collection.

In Fiscal 2014, we expended $2.5 million on the UKMPs consisting of $1.2 million in wages and benefits, $0.4 million in project support expenses, $0.4 million in land maintenance and permit expenses, and $0.2 million in geochemistry expenses.

Outlook

We plan to advance the Arctic deposit to feasibility over a two to three year period for a total investment of approximately $20 million. We plan to invest approximately $8 to $10 million during the 2015 field season mainly for drilling the Arctic in-pit resource from inferred to measured and indicated confidence levels to support the classification of resources and collect Arctic in-pit geotechnical and metallurgical data. Funds will also be utilized for environmental and engineering studies to gather information in preparation for a feasibility study. We will also complete sufficient work to demonstrate the viability of a mining operation at Bornite, specifically with evaluating potential synergies between the two sites and potentially lengthening the mine life of the UKMP Projects and the Ambler mining district.

During 2015, we will also continue to focus efforts on supporting AIDEA in initiating the environmental impact statement process in permitting the AMDIAR which is anticipated to provide access to UKMP Projects. With our emphasis on local hiring, we continue to work closely with NANA on community relations and workforce development strategies.

We do not currently generate operating cash flows.  At November 30, 2014, we had cash and cash equivalents of $5.1 million and working capital of $4.8 million. At January 31, 2015, we had approximately $4.2 million of cash and cash equivalents. We will need to raise additional funds to continue operations and to support further exploration and development of our projects and administration expenses.  Based on the plan described above, we are likely to require financing within the next twelve months. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means. There is no assurance that we will be successful in obtaining additional financing, that sufficient funds will be available to us, or be available on favourable terms.

Summary of results

in thousands of dollars,
except for per share amounts
Selected expenses	Year ended	Year ended	Year ended
	November 30,	November 30,	November 30,
	2014	2013	2012
	$	$	$
Amortization	750	1,033	769
General and administrative	1,484	1,915	2,276
Mineral properties expense	2,512	8,894	15,327
Professional fees	952	947	646
Salaries	3,012	3,173	2,410
Salaries – stock-based compensation	887	8,225	9,411
Loss and comprehensive loss for the year	9,648	24,394	31,018
Basic and diluted loss per common share	$ 0.17	$ 0.47	$ 0.67

For the year ended November 30, 2014, we reported a net loss of $9.6 million (or $0.17 basic and diluted loss per common share) compared to a net loss of $24.4 million for the corresponding period in 2013 (or $0.47 basic and diluted loss per common share) and a net loss of $31.0 million for the corresponding period in 2012 (or $0.67 basic and diluted loss per common share). This variance was primarily due to a decrease in mineral property expenses, stock-based compensation, and general and administration expenses for 2014 and 2013. This variance was primarily due to the type of exploration program undertaken during the 2014 field season. The significant reduction in mineral property expenses is related to the differing magnitude of the field programs at our UKMP Projects in 2014, 2013 and 2012. In 2014, we completed a re-sampling and re-assaying program of approximately 13,000 meters of historical drill core. In 2013, we completed an exploration drilling campaign at Bornite of 8,142 meters and a re-sampling and re-assaying program comprising 11,067 meters of historical drill core, and in 2012, we completed an exploration drilling program mainly at Bornite of 17,209 meters. Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs.

The other significant reduction in expenses is from a charge of $0.9 million in stock-based compensation in 2014 compared to $8.2 million in 2013, and $9.4 million in 2012. The expense recognized for current year included $0.5 million in expense relating to stock options and $0.4 million in expense relating to previously granted restricted share units (“RSUs”) and deferred share units (“DSUs”). The expense recognized for 2013 of $8.2 million included $4.8 million in expense relating to previously granted stock options and $3.4 million in expense relating to the RSU and DSU grants in December 2012. On November 22, 2013, we cancelled 5,710,000 stock options at an exercise price of CAD$3.11 which were originally granted in 2012. Remaining expense relating to unvested options at the time of cancellation of $0.8 million was accelerated and recognized in the year. In 2012, we became a publicly listed entity, and as a result, recorded stock-based compensation expense for the first time. Total expense recognized for the year ended November 30, 2012 was $9.4 million.

General and administrative expenses for the year ended November 30, 2014 were $1.5 million, a reduction of $0.5 million from the $1.9 million incurred for the year ended November 30, 2013, and a further reduction of $0.4 million from the $2.3 million incurred for the year ended November 30, 2012. Expenses in 2012 were high due to the spin-out and costs incurred in connection with becoming a separate public company from NovaGold. Expenses in 2013 and 2014 represent a reduction in general and administrative expenses due to our efforts with cost reductions. The comparable basic and diluted loss per common share for 2014 is lower than 2013 and 2012 mainly as a result of the decreased loss and comprehensive loss for the year, as well as additional shares issued during 2014 as a result of the private placement completed in July 2014. Expenses to April 30, 2012, the date of completion of the spin-out, were funded by NovaGold and its affiliates.

Other important variances for the twelve-month period ended November 30, 2014 compared to the same period in 2013 and 2012 are as follows: (a) $0.8 million in amortization compared to $1.0 million in 2013 and $0.8 million in 2012 due to timing of capital purchases in the prior fiscal year; (b) $0.9 million in professional fees in 2014 and 2013 compared to $0.7 million in 2012 primarily as additional expenses were incurred in financing and prospectus-related filings in Canada and the United States in 2014 and 2013 respectively; (c) $3.0 million on salaries in 2014, $3.2 million on salaries in 2013, and a similar amount of $2.4 million incurred in 2012, which reflects comparable staff costs overall on an annualized basis because we did not have full time staff until May 2012. In 2014, we incurred $1.5 million in severance expenses in August and September 2014 due to a one-time reduction in staff which was offset by a recovery of $0.3 million due to a reversal of accrued bonuses to employees no longer eligible to receive payment. In addition, as a result of the reductions, salaries of $0.4 million for the fourth quarter of 2014 were lower than the previous quarters of 2014.

Fourth quarter results

During the fourth quarter of 2014, we incurred a net loss of $2.0 million compared to $4.9 million for the comparable period in 2013. The decrease in net loss in 2014 compared to 2013 was a result of reduced activities in the fall of 2014 due to a re-logging and re-assaying program conducted in the 2014 field season compared with a drilling program in 2013 which ended in mid-August. We incurred $0.6 million of mineral property expenses in the fourth quarter of 2014 compared to $1.0 million in the fourth quarter of 2013. The decrease in net loss was also due to reduced salary and general and administrative expenses in the fourth quarter of 2014 as we reduced staffing in August 2014 by approximately half. We incurred salary expenses of $0.4 million in the fourth quarter of 2014 compared to $1.4 million in the fourth quarter of 2013. The fourth quarter of 2013 included a recording of $0.8 million in 2013 bonuses for which there is no comparable expense in 2014. General and administrative expenses were reduced from $0.5 million in the fourth quarter of 2013 to $0.3 million in the fourth quarter of 2014. The other item which reflects the decrease in net loss resulted from stock-based compensation of $1.4 million in the fourth quarter of 2013 compared to $0.6 million in 2014 resulting from the cancellation of options and acceleration of expense in late 2013 and the timing of expense due to vesting of stock options and units.

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

	in thousands of dollars
	Year ended	Year ended	Year ended
	November 30,	November 30,	November 30,
	2014	2013	2012
	$	$	$
Interest income	2	40	45
Expenses	9,650	24,434	31,056
Loss and comprehensive loss for the year	9,648	24,394	31,018
Total assets	36,826	38,899	55,696
Total liabilities	979	1,742	1,973

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

	in thousands of dollars. except per share amounts
	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013
	11/30/14	08/31/14	05/31/14	02/28/14	11/30/13	08/31/13	05/31/13	02/29/13
	$	$	$	$	$	$	$	$
Interest and other income	-	1	-	1	4	13	9	14
Mineral property expenses	596	847	489	580	1,134	4,727	2,231	802
Loss for the period	(2,029)	(2,911)	(2,093)	(2,616)	(4,931)	(6,890)	(5,947)	(6,626)
Loss per common share – basic and diluted	(0.03)	(0.05)	(0.04)	(0.05)	(0.09)	(0.13)	(0.11)	(0.13)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, timing of property acquisition payments, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include our incorporation and completion of the spin-out. Prior to April 2011, we had no shares outstanding as the Company was not yet incorporated. As a result of the spin-out, the loss per common share has been restated as if the distribution of common shares would have occurred at inception.

During the first quarter of 2013, we incurred expenses of $4.1 million in stock-based compensation expense due to the vesting of previously granted stock options and the granting of RSUs and DSUs. We also recognized mineral property expenses of $0.8 million related to preparation activities for the 2013 field season and ongoing engineering studies. During the second quarter of 2013, we incurred mineral property expenses of $2.2 million consisting of the start-up of the field season in May and continuation of engineering studies. We also incurred expenses of $2.0 million in stock-based compensation due to the expense being recorded evenly over the vesting period of previously granted stock options and RSUs. During the third quarter of 2013, mineral property expenses of $4.7 million were recorded as the majority of the exploration program was conducted during the quarter. During the fourth quarter of 2013, stock-based compensation of $1.4 million was recorded due to an acceleration of expense as a result of the cancelling of 5,710,000 stock options during the period. All expense for unvested options was accelerated and included in the current period. During the first quarter of 2014, we incurred $0.1 million of stock-based compensation expense due to the prior acceleration of expense in the fourth quarter of 2013. As a result, our loss for the first quarter ended February 28, 2014 is significantly reduced. During the second quarter of 2014, we incurred $0.5 million in mineral property expenses as our field season start-up in 2014 occurred in July, later than in previous years. As a result, no field season activity costs were incurred in Q2 2014 resulting in a significantly reduced loss of $2.1 million for the second quarter of 2014 compared to previous second quarter losses. During the third quarter of 2014, we incurred mineral property expenses of $0.8 million due to a reduced field season program resulting in a significantly reduced loss of $2.9 million compared to previous third quarter losses. We incurred a one-time severance cost of $1.5 million relating to staff reductions. During the fourth quarter of 2014, we incurred $0.6 million of mineral property expenses mainly related to assaying costs incurred for the 2014 field program. Our net loss for the fourth quarter of 2014 of $2.0 million is reduced from the fourth quarter net loss of 2013 of $4.9 million mainly due to lower salaries and general and administrative expenses and a high stock-based compensation charge in 2013.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At November 30, 2014, we had $5.1 million in cash and cash equivalents. We expended $8.6 million on operating activities compared with $15.2 million for operating activities for the same period in 2013, and expenditures of $19.9 million for operating activities for the same period in 2012. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, salaries and general and administrative expenses, which also accounts for the corresponding decrease. As the exploration field season in the Ambler district is between May and early October of each year, a significant portion of the mineral property expenses and operating activities are incurred during this time frame. The decrease is also somewhat offset by an adjustment for non-cash working capital in 2012 as accounts payable and accrued liabilities were higher at $2.0 million at November 30, 2012 compared to $1.7 million at November 30, 2013 and $0.9 million at November 30, 2014. This difference relates mainly to earlier settlement of mineral property expenses in the year and reduced spending in 2013 and 2014 compared to 2012.

During the year ended November 30, 2014, we generated $7.2 million from financing activities compared to expenditures of $0.3 million on financing activities in the year ended November 30, 2013 and $43.8 million from financing activities generated in the same period in 2012. The generation of cash in 2014 was raised from the completion of a private placement of $7.2 million in July 2014. Cash was expended in 2013 to settle vested RSUs which were not able to be settled in shares due to an insider participation limit in our RSU Plan. Cash of $40.0 million was received from NovaGold in April 2012 with the completion of the Plan of Arrangement. Additional funding of $3.8 million was received to fund operating expenses incurred up to April 30, 2012 and $15.1 million in operating expense funding provided in the year ended November 30, 2011. No funding was received from NovaGold subsequent to April 30, 2012. In 2011, the remaining $24.0 million in funding received from NovaGold repaid the $24.0 million note payable on the purchase of the Ambler lands.

During the year ended November 30, 2014, we expended $0.02 million on investing activities compared with $0.2 million in 2013 and $1.6 million in 2012. In 2012, our focus was on acquiring additional equipment to maintain and improve road access and expand sleeping capacity of our camp. In 2013, we purchased vehicles and equipment to replace existing aged vehicles and expand mobile capacity. In 2014, our expenditures were minimal and limited to necessary replacements.

At November 30, 2014, we had $5.1 million in cash and cash equivalents and working capital of $4.8 million. Substantial doubt exists as to our ability to continue as a going concern as our operating activities are dependent on our ability to obtain additional financing. We will need to raise additional funds to continue operations and to support further exploration and development of its projects and administration expenses. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means. There is no assurance that we will be successful in obtaining additional financing, that sufficient funds will be available to us, or be available on favourable terms. Factors that could affect the availability of financing include fluctuations in our share price, the state of international debt and equity markets, investor perceptions and expectations, global financial and metals markets, and progress on our exploration properties.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at November 30, 2014 are as follows.

	in thousands of dollars,
	unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	979	979	-	-	-
Office lease	429	171	258	-	-
Total	1,408	1,150	258	-	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. On January 25, 2013, we entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.4 million.

Outstanding share data

At February 2, 2015, we had 60,633,701 common shares issued and outstanding. At February 2, 2015, we had 6,521,740 warrants with a weighted-average exercise price of $1.60, 3,361,666 stock options with a weighted-average exercise price of $0.75, 546,771 NovaGold arrangement options with a weighted-average exercise price of $4.98, 1,029,572 deferred share units, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received outstanding.

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

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. Upon adoption, certain financial reporting disclosures will be eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending November 30, 2015. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows. As a result of adopting the standard, we will no longer include the “cumulative during exploration stage” column currently presented on our statement of loss and comprehensive loss and the statement of cash flows.

iv.	Going Concern

In August 2014, the FASB issued “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Historically, there has been no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This update provides the guidance to clarify when and how management should be assessing their ability to continue as a going concern. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending November 30, 2015. We expect the adoption of ASU 2014-15 will have an impact on the frequency with which we conduct going concern assessments. We do not expect the adoption to have significant changes to our disclosure of going concern as we currently comply with appropriate guidance issued by the U.S. Securities and Exchange Commission and guidance under U.S. auditing standards.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets and valuation of stock-based compensation.

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. The acquisition of title to mineral properties is a complicated and uncertain process. The Company has taken steps, in accordance with industry standards, to verify the title to mineral properties in which it has an interest. Although the Company has made efforts to ensure that legal title to its mining assets are properly recorded, there can be no assurance that such title will be secured indefinitely.

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Significant estimates are made in assessing the possibility of impairment. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, indications of value from external sources, significant changes in the legal, business or regulatory environment, and adverse changes in the use or physical condition of the asset. These factors are subjective and require consideration at each period end. If an indicator of impairment is determined to exist, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset.

Stock-based compensation

Compensation expense for options granted to employees, directors and certain service providers is determined based on estimated fair values of the options at the time of grant using the Black-Scholes option pricing model, which takes into account, as of the grant date, the fair market value of the shares, expected volatility, expected life, expected forfeiture rate, expected dividend yield and the risk-free interest rate over the expected life of the option. The use of the Black-Scholes option pricing model requires input estimation of the expected life of the option, volatility, and forfeiture rate which can have a significant impact on the valuation model, and resulting expense recorded.

Risk factors

NovaCopper and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under NovaCopper’s Form 10-K dated February 5, 2015 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.novacopper.com.

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
  risks related to lack of infrastructure, specifically a lack of road access to the Project site;commodity price fluctuations;
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
  risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied;
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
  risks related to the voting power of our majority shareholders and the impact that a sale by such shareholders may have on our share price;
  uncertainty as to the Company’s ability to maintain the adequacy of internal control over financial reporting as per the requirements of the Sarbanes-Oxley Act; and
  increased regulatory compliance costs relating to the Dodd-Frank Act.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in NovaCopper’s Form 10-K dated February 5, 2015, filed with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission (the “SEC”), and other information released by NovaCopper and filed with the appropriate regulatory agencies.

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

Base metal prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies. The demand for and supply of base metals significantly affect base metal prices. The supply of base metals consists of a combination of new mine production and existing stocks of fabricated base metals. The demand for copper and zinc primarily consists of use in building construction, power generation and transmission, electronic product manufacturing, and production of machinery and vehicles. Additionally, hedging activities by producers, consumers and individuals can affect base metal supply and demand. While copper and zinc can be readily sold on numerous markets throughout the world, their market value cannot be predicted for any particular time.

Financial Instruments

Our financial instruments are exposed to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk. Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. Our instruments are held in the normal course to meet daily operating and cash flow needs of the business. The fair value of accounts payable and accrued liabilities approximates their carrying value due to the short-term nature of their maturity. All of our financial instruments are initially measured at fair value and then held at amortized cost.

Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CDN$181,000, accounts receivable of CDN$13,000 and accounts payable of CDN$171,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $2,000.

Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. We hold cash and cash equivalents with Canadian Chartered financial institutions which are composed of financial instruments issued by Canadian banks. Our accounts receivable consist of GST receivable from the Federal Government of Canada and receivables due for services provided to other parties. Our exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

Liquidity risk

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage our liquidity risk through the management of its capital structure and financial leverage. We will require financing within the next twelve months. Future financings are expected to be obtained through debt financing, equity financing, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled Liquidity and capital resources under Item 7.

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
November 30, 2014, 2013 and 2012
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2014.

/s/ Rick Van Nieuwenhuyse	/s/ Elaine Sanders

Rick Van Nieuwenhuyse	Elaine Sanders
President & Chief Executive Officer	Vice President & Chief Financial Officer

February 5, 2015

Report of the Independent Registered Public Accounting Firm

To the Shareholders of NovaCopper Inc.

We have audited the accompanying consolidated financial statements of NovaCopper Inc. (an exploration stage company) which comprise the consolidated balance sheets as at November 30, 2014 and 2013 and the consolidated statements of loss, comprehensive loss and deficit, changes in shareholders’ equity and cash flows for each of the years in the three year period ended November 30, 2014 and cumulatively for the period from March 22, 2004 (date of inception) to November 30, 2014, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

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

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of NovaCopper Inc. as at November 30, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the three year period ended November 30, 2014 and cumulatively for the period from March 22, 2004 (date of inception) to November 30, 2014 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter
Without qualifying our opinion, we draw attention to note 1 in the financial statements which discloses matters and conditions that indicate the existence of a material uncertainty that casts substantial doubt about the Company’s ability to continue as a going concern.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, British Columbia
February 5, 2015

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
As at November 30, 2014 and 2013

in thousands of dollars
	November 30, 2014	November 30, 2013
	$	$
Assets
Current assets
Cash and cash equivalents	5,074	6,484
Accounts receivable	176	90
Deposits and prepaid amounts	575	591
	5,825	7,165

Plant and equipment (note 3)	415	1,148
Mineral properties and development costs (note 4)	30,586	30,586
	36,826	38,899
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	979	1,742
	979	1,742
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued -60,296,365 (2013 – 53,066,656)	111,833	104,895
Warrants (note 6)	2,163	-
Contributed surplus	124	152
Contributed surplus – options (note6(a, b))	17,089	17,248
Contributed surplus – units (note 6(c))	2,008	2,584
Deficit accumulated during the exploration stage	(97,370)	(87,722)
	35,847	37,157
	36,826	38,899

Nature of operations, going concern, structure and plan of arrangement (note 1)
Commitments and contingencies (notes 4, 6, 10)
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
				during
	2014	2013	2012	exploration stage
	$	$	$	$
Expenses
Amortization	750	1,033	769	2,835
Foreign exchange loss	2	8	10	20
General and administrative	1,484	1,915	2,276	7,804
Investor relations	51	239	207	669
Mineral properties expense (note 4(c))	2,512	8,894	15,327	53,769
Professional fees	952	947	646	2,655
Salaries	3,012	3,173	2,410	8,645
Salaries – stock-based compensation (note 6)	887	8,225	9,411	18,523
Total expenses	9,650	24,434	31,056	94,920
Other items
Accretion expense	-	-	-	2,530
Loss on disposal of equipment	-	-	7	7
Interest and other income	(2)	(40)	(45)	(87)
Loss and comprehensive loss for the year	9,648	24,394	31,018	97,370

Basic and diluted loss per common share	$0.17	$0.47	$0.67
Weighted average number of common shares outstanding	56,268,326	52,347,173	46,627,308

(See accompanying notes to the consolidated financial statements)

NovaCopper Inc.
(An Exploration -Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended November 30

						in thousands of dollars, except share amounts
					Contributed	Contributed		Total
	Number of			Contributed	surplus –	surplus –		shareholders’
	shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – 2011	200	27,280	-	36,281	-	-	(32,310)	31,251
Funding provided and expenses paid by NovaGold Resources Inc.	-	-	-	43,763	-	-	-	43,763
Issued pursuant to Plan of Arrangement	46,577,878	64,496	-	(67,864)	3,368	-	-	-
Issued pursuant to an employment agreement	76,005	316	-	-	-	-	-	316
Exercise of NovaGold Arrangement Options	10,986	76	-	-	(76)	-	-	-
Stock-based compensation	-	-	-	-	9,411	-	-	9,411
Loss for the year	-	-	-	-	-	-	(31,018)	(31,018)
Balance – 2012	46,665,069	92,168	-	12,180	12,703	-	(63,328)	53,723
Exercise of NovaGold Warrants	6,088,262	11,996	-	(11,996)	-	-	-	-
Exercise of NovaGold Arrangement Options	52,243	254	-	-	(235)	-	-	19
NovaGold Performance and Deferred Share Units	16,586	32	-	(32)	-	-	-	-
Restricted Share Units reclassified from liability	-	-	-	-	-	2,633	-	2,633
Restricted Share Units	244,496	445	-	-	-	(173)	-	272
Stock-based compensation	-	-	-	-	4,780	124	-	4,904
Loss for the year	-	-	-	-	-	-	(24,394)	(24,394)
Balance – 2013	53,066,656	104,895	-	152	17,248	2,584	(87,722)	37,157
Exercise of NovaGold Arrangement options	46,929	631	-	-	(615)	-	-	16
NovaGold Performance Share Units	14,166	28	-	(28)	-	-	-	-
Private placement	6,521,740	5,068	2,163	-	-	-	-	7,231
Restricted Share Units	492,501	929	-	-	-	(929)	-	-
Deferred Share Units	154,373	282	-	-	-	(78)	-	204
Stock-based compensation	-	-	-	-	456	431	-	887
Loss for the year	-	-	-	-	-	-	(9,648)	(9,648)
Balance – 2014	60,296,365	111,833	2,163	124	17,089	2,008	(97,370)	35,847

(See accompanying notes to the consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended November 30

in thousands of dollars
				Cumulative
				during
	2014	2013	2012	exploration stage
	$	$	$	$
Cash flows used in operating activities
Loss for the year	(9,648)	(24,394)	(31,018)	(97,370)
Items not affecting cash
Amortization	750	1,033	769	2,855
Accretion	-	-	-	2,530
Loss on disposal of equipment	-	-	7	7
Issuance of shares as compensation	-	-	316	316
Stock-based compensation	887	8,136	9,411	19,636
Net change in non-cash working capital
Decrease (increase) in accounts receivable	(86)	275	(365)	(176)
Decrease (increase) in deposits and prepaid amounts	16	(37)	(458)	(562)
Increase (decrease)in accounts payable, accrued liabilities and due to related parties	(558)	(231)	1,452	1,018
	(8,639)	(15,218)	(19,886)	(71,746)
Cash flows from financing activities
Proceeds from private placement, net	7,231	-	-	7,231
Proceeds received on exercise of options	16	20	-	36
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	-	40,000	40,000
Funding provided and expenses paid by NovaGold	-	-	3,763	61,256
Repayment of notes payable	-	-	-	(24,000)
Settlement of Restricted Share Units	-	(329)	-	(329)
	7,247	(309)	43,763	84,194
Cash flows used in investing activities
Acquisition of plant & equipment	(18)	(233)	(1,595)	(3,258)
Acquisition of mineral properties	-	-	(39)	(4,116)
	(18)	(233)	(1,634)	(7,374)
Increase (decrease) in cash and cash equivalents	(1,410)	(15,760)	22,243	5,074
Cash and cash equivalents – beginning of period	6,484	22,244	1	-
Cash and cash equivalents – end of period	5,074	6,484	22,244	5,074

Non-cash investing and financing activities
Issuance of common shares to NovaGold to acquire NovaCopper US Inc.	-	-	-	27,280
Notes payable assumed on acquisition of Ambler lands	-	-	-	21,471
Issuance of common shares by NovaGold to acquire Ambler lands	-	-	-	5,000

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

Where applicable, these consolidated financial statements reflect the statements of loss and comprehensive loss, and cash flows of the Arctic Project as if NovaCopper had been independently operating from inception. The cumulative statements of loss and comprehensive loss include exploration costs of the Arctic Project and an allocation of NovaGold’s general and administrative costs incurred on the basis of time committed by NovaGold staff to AGC and the ratio of expenses incurred on the Arctic Project as compared to all costs incurred by AGC in the respective period.

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

Going concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2014, the Company had consolidated cash of $5.1 million and working capital of $4.8 million. Substantial doubt exists as to the Company’s ability to continue as a going concern as the operating activities of the Company are dependent on its ability to obtain additional financing. The Company will need to raise additional funds to continue operations and to support further exploration and development of its projects and administration expenses. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means. There is no assurance that the Company will be successful in obtaining additional financing, that sufficient funds will be available to the Company, or be available on favourable terms. Factors that could affect the availability of financing include fluctuations in the Company's share price, the state of international debt and equity markets, investor perceptions and expectations, global financial and metals markets, and progress on the Company's exploration properties. These financial statements do not reflect the adjustments in the carrying value of the assets and liabilities, the reported expenses, and the balance sheet classifications used that would be necessary if the Company was unable to realize its assets and discharge its liabilities in the normal course of operations. Such adjustments could be material.

2	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiary, NovaCopper US. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Board of Directors for issue on February 5, 2015.

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

The acquisition of title to mineral properties is a complicated and uncertain process. The Company has taken steps, in accordance with industry standards, to verify the title to mineral properties in which it has an interest. Although the Company has made efforts to ensure that legal title to its mining assets are properly recorded, there can be no assurance that such title will be secured indefinitely.

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

Other financial liabilities are recorded initially at fair value and subsequently at amortized cost using the effective interest rate method. Other financial liabilities include accounts payable and accrued liabilities.

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

In January 2013, the FASB issued “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013- 01”). ASU 2013-01 clarifies Accounting Standards Update No. 2011-11: “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to restrict the scope of implementation to derivatives accounted for under Topic 815, Derivatives and Hedging, which includes bifurcated embedded derivatives repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that require an offset or are subject to an enforceable master netting arrangement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We adopted this standard for the fiscal year ending November 30, 2014. The adoption of ASU 2013-01 did not have a material impact on our results of operations, financial condition, or cash flows.

iii.	Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014- 10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. Upon adoption, certain financial reporting disclosures will be eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending November 30, 2015. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows. As a result of adopting the standard, we will no longer include the cumulative during exploration stage column currently presented on our statement of loss and comprehensive loss and the statement of cash flows.

iv.	Going Concern

In August 2014, the FASB issued “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Historically, there has been no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This update provides the guidance to clarify when and how management should be assessing their ability to continue as a going concern. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending November 30, 2015. We expect the adoption of ASU 2014-15 will have an impact on the frequency with which we conduct going concern assessments. We do not expect the adoption to have significant changes to our disclosure of going concern as we currently comply with appropriate guidance issued by the U.S. Securities and Exchange Commission and guidance under U.S. auditing standards.

3	Plant and equipment

in thousands of dollars
			November 30, 2014
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(15)	31
Leasehold improvements	32	(13)	19
Computer hardware and software	98	(44)	54
Alaska, USA
Machinery, equipment and camp	2,833	(2,579)	254
Vehicles	275	(218)	57
Computer hardware and software	31	(31)	-
	3,315	(2,900)	415

in thousands of dollars
			November 30, 2013
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(5)	41
Leasehold improvements	32	(5)	27
Computer hardware and software	80	(17)	63
Alaska, USA
Machinery, equipment and camp	2,833	(1,949)	884
Vehicles	275	(144)	131
Computer hardware and software	31	(29)	2
	3,297	(2,149)	1,148

4	Mineral properties and development costs

in thousands of dollars
	November 30, 2013	Acquisition costs	November 30, 2014
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

			in thousands of dollars
	November 30, 2012	Acquisition costs	November 30, 2013
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

(a)	Ambler

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

The following table summarizes mineral properties expense for the years ended November 30, 2014, 2013 and 2012.

in thousands of dollars
	November 30, 2014	November 30, 2013	November 30, 2012
	$	$	$
Community	137	171	159
Drilling	-	1,949	4,685
Engineering	117	1,206	512
Environmental	36	90	243
Geochemistry and geophysics	238	438	1,182
Land and permitting	378	409	81
Other income	(9)	(103)	(82)
Project support	438	2,029	4,971
Wages and benefits	1,177	2,705	3,576
Mineral property expense	2,512	8,894	15,327

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to November 30, 2014 is $53.8 million.

5	Accounts payable and accrued liabilities

in thousands of dollars
	November 30, 2014	November 30, 2013
	$	$
Trade accounts payable	36	196
Accrued liabilities	410	427
Accrued salaries and vacation	533	1,119
Accounts payable and accrued liabilities	979	1,742

At November 30, 2014, accrued salaries and vacation included $384,000 of accrued and unpaid bonuses relating to services provided by officers during the year ended November 30, 2013 which is payable at the time certain conditions are met.

At November 30, 2013, accrued salaries and vacation included $970,000 of accrued and unpaid bonuses payable to employees and officers relating to services provided during the year ended November 30, 2013. $711,000 of the accrued salaries due to officers at November 30, 2013 was payable at the time certain conditions are met. With the departure of three officers during 2014, $293,000 of the obligation was reversed during the year ended November 30, 2014.

6	Share capital

Authorized:
     unlimited common shares, no par value

in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2011	200	27,280
Issued pursuant to Plan of Arrangement	46,577,878	64,496
Issued pursuant to employment agreement	76,005	316
Exercise of NovaGold Arrangement Options	10,986	76
November 30, 2012	46,665,069	92,168
Exercise of NovaGold Warrants	6,088,262	11,996
Exercise of NovaGold Arrangement Options	52,243	254
NovaGold Performance and Deferred Share Units	16,586	32
Restricted Share Units	244,496	445
November 30, 2013	53,066,656	104,895
Exercise of NovaGold Arrangement options	46,929	631
NovaGold Performance Share Units	14,166	28
Private placement	6,521,740	5,068
Restricted Share Units	492,501	929
Deferred Share Units	154,373	282
November 30, 2014, issued and outstanding	60,296,365	111,833

On July 7, 2014, the Company completed a non-brokered private placement of Units for gross proceeds of $7.5 million. Each Unit was priced at $1.15 per Unit and consisted of one common share of the Company and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share of the Company at a price of $1.60 per share for a period of five years from the closing date. Total net proceeds from the private placement were $7.2 million. Use of proceeds raised are restricted for 12 months following closing to a maximum of $4.0 million on general and administrative expenses, $2.7 million on program expenditures, and $0.8 million on additional expenses incurred in reducing annual general and administrative expenses.

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

During the year ended November 30, 2014, the Company issued 14,166 common shares in settlement of NovaGold PSUs which vested on January 29, 2014 (November 30, 2013 – 16,586 common shares). As of November 30, 2014, no NovaGold PSUs remain outstanding.

As of November 30, 2014, 20,685 NovaGold DSUs remain outstanding, which will settle upon the NovaGold directors’ retirement.

(a)      Stock options

The Company has a stock option plan providing for the issuance of options with a rolling maximum number equal to 10% of the issued and outstanding common shares of the Company at any given time. The Company may grant options to its directors, officers, employees and service providers. The exercise price of each option cannot be lower than the greater of Market Price or Fair Market Value of the shares (as such terms are defined in the plan) at the date of the option grant. The number of shares optioned to any single optionee may not exceed 10% of the issued and outstanding shares at the date of grant. The options are exercisable for a maximum of five years from the date of grant, and may be subject to vesting provisions.

During the year ended November 30, 2014, 1,620,000 options (2013 – 65,000 options) at a weighted-average exercise price of CAD$1.22 (2013 - CAD$1.98) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in 2014 was of $0.44 (2013 - $0.73) .

The fair value of the stock options recognized in the period has been estimated using an option pricing model.

Assumptions used in the pricing model for the period are as provided below.

	November 30, 2014	November 30, 2013	November 30, 2012
Risk-free interest rates	1.16%	1.11-1.46%	1.02-1.59%
Exercise price	CAD$1.22	CAD$1.97-1.98	CAD$1.77-3.11
Expected life	3.0 years	3.0 years	3.0 – 5.0 years
Expected volatility	60.2%	56.2-58.8%	59.0-101.3%
Expected dividends	Nil	Nil	Nil

The Black-Scholes and other option pricing models require the input of highly subjective assumptions. As NovaCopper has no history of granting stock options prior to April 30, 2012, the Company considered historical information from NovaGold in estimating the expected life of the options granted during the period. Further, volatility considered both the Company’s historical price observations available and the historical price observations of NovaGold over the expected term of the options.

The Company recognized a share-based payments charge of $0.5 million for the year ended November 30, 2014, net of forfeitures. For the year ended November 30, 2013, a charge of $4.7 million was recognized with the majority of the expense recognized for options granted in the previous year with an additional expense of $0.8 million for options cancelled in 2013, net of forfeitures. For the year ended November 30, 2012 a charge of $9.2 million was recognized.

On November 22, 2013, the Company cancelled 5,710,000 stock options at an exercise price of CAD$3.11 which were granted in 2012. The remaining expense of $0.8 million relating to unvested options at the time of cancellation was accelerated and recognized in the year.

As of November 30, 2014, there were 698,338 non-vested options outstanding with a weighted average exercise price of $1.09; the non-vested stock option expense not yet recognized was $0.2 million, and this expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

	November 30, 2014
		Weighted average exercise
		price
	Number of options	$
Balance – beginning of year	168,332	1.79
Granted	1,620,000	1.07
Forfeited	(46,666)	1.74
Balance – end of year	1,741,666	1.11

The following table summarizes information about the stock options outstanding at November 30, 2014.

			Outstanding		Exercisable	Unvested
			Weighted		Weighted
	Number of	Weighted	average exercise	Number of	average exercise
	outstanding	average years to	price	exercisable	price	Number of
Range of price	options	expiry	$	options	$	unvested options
$ 1.07 to $ 1.73	1,741,666	4.65	1.11	1,043,328	1.12	698,338
	1,741,666	4.65	1.11	1,043,328	1.12	698,338

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2014 was $nil (2013 - $0.01 million, 2012 - $nil).

(b)      NovaGold Arrangement Options

Under the Plan of Arrangement, holders of NovaGold stock options received one option in NovaCopper for every six options held in NovaGold (“NovaGold Arrangement Options”). The exercise price of the options in NovaCopper was determined based on the relative fair values of NovaCopper and NovaGold based on the volume weighted-average trading prices on the Toronto Stock Exchange for the five trading days commencing on the sixth trading day following the Effective Date. All other terms of the options remained the same. A total of 2,189,040 options to acquire NovaCopper shares were granted under the Plan of Arrangement on April 30, 2012. No stock options granted by NovaGold after the Effective Date are subject to the Plan of Arrangement. The fair value of the NovaGold Arrangement Options was estimated using an option pricing model at a weighted average fair value of $1.74 in 2012.

The Company recognized a stock based compensation recovery of $(0.02) million for the year ended November 30, 2014, expense of $0.07 million for the year ended November 30, 2013, and expense of $0.2 million for the year ended November 30, 2012.

A summary of the NovaGold Arrangement Options and changes during the year ended is as follows:

		November 30, 2014
		Weighted average exercise
		price
	Number of options	$
Balance – beginning of year	1,709,503	4.08
Exercised	(212,075)	1.15
Forfeited	(301,416)	4.56
Expired	(474,597)	2.58
Balance – end of year	721,415	5.06

The following table summarizes information about the NovaGold Arrangement Options outstanding at November 30, 2014.

			Outstanding		Exercisable	Unvested
			Weighted		Weighted
	Number of	Weighted	average exercise	Number of	average exercise	Number of
	outstanding	average years to	price	exercisable	price	unvested
Range of price	options	expiry	$	options	$	options
$ 2.98 to $ 3.99	169,444	0.83	3.13	163,888	3.11	5,556
$ 4.00 to $ 5.99	345,036	1.63	5.00	345,036	5.00	-
$ 6.00 to $ 7.99	206,935	1.21	6.74	206,935	6.74	-
	721,415	1.32	5.06	715,859	5.07	5,556

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise price) at November 30, 2014 was $nil (2013 - $0.02 million, 2012 – $0.02 million) and the aggregate intrinsic value of exercised options in 2014 was $0.02 million (2013 - $0.07 million, 2012 - $0.03 million).

As of November 30, 2014, there were 5,556 non-vested NovaGold Arrangement Options outstanding with a weighted average exercise price of CAD$3.69; the non-vested stock option expense not yet recognized was $0.01 million; and this expense is expected to be recognized over the first quarter of 2015.

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

On September 9, 2014, 186,650 DSUs were granted to directors vesting upon the commencement of the Company's annual shareholder meeting in Spring 2015. Also in early September, cash payments owing to directors for fees of $207,000 were cancelled.

The remaining 56,073 DSUs were granted to directors throughout the year ended November 30, 2014 based on their election to receive 50% of their annual retainer in DSUs.

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of year	851,673	750,000
Granted	-	242,723
Vested/paid	(492,501)	(154,373)
Forfeited	(21,836)	-
Balance – end of year	337,336	838,350

For the year ended November 30, 2014, NovaCopper recognized a stock-based compensation charge of $0.4 million (2013 - $3.4 million), net of forfeitures.

Subsequent to fiscal year end, on December 5, 2014, 337,336 RSUs vested to employees and officers and were settled through the issuance of 337,336 common shares. Following the vesting on December 5, 2014, no RSUs remain outstanding.

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

(a)      Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CAD$181,000, accounts receivable of CAD$13,000 and accounts payable of CAD$171,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $2,000.

(b)      Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions which are comprised of cash and money market accounts. The Company’s accounts receivable consist of GST receivable from the Federal Government of Canada and receivables due for services provided to other parties. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

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

Contractually obligated cash flow requirements as at November 30, 2014 are as follows.

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	979	979	-	-	-
Office lease	429	171	258	-	-
	1,408	1,150	258	-	-

(d)      Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

9	Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

in thousands of dollars
	November 30, 2014	November 30, 2013	November 30, 2012
	$	$	$
Combined federal and provincial statutory tax rate	26.00%	25.67%	25.13%
Income taxes at statutory rate	(2,508)	(6,261)	(7,794)
Difference in foreign tax rates	(580)	(1,590)	(2,652)
Effect of statutory rate changes	-	(20)	6
Expiry of net operating losses	-	-	376
Non-deductible expenditures	243	2,139	2,498
Other	(224)	-	(39)
Valuation allowance	3,069	5,732	7,605
Income tax expense	-	-	-

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at November 30, 2014 and 2013 are as follows:

in thousands of dollars
	November 30, 2014	November 30, 2013
	$	$
Future income tax assets
Non-capital losses	48,717	45,278
Mineral property interest	14,266	14,704
Deferred interest	9,041	9,041
Property, plant and equipment	24	13
Share issuance costs	235	105
Other deductible temporary differences	699	748
Total future tax assets	72,982	69,889
Valuation allowance	(72,979)	(69,840)
Net future income tax assets	3	49
Future income tax liabilities
Other taxable temporary differences	3	49
Future income tax liabilities	3	49
Net future income tax assets	-	-

The Company has loss carry-forwards of approximately $123.1 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company, as described in note 1. Prior to the Plan of Arrangement, the Company undertook a tax reorganization during the year in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Future tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a future tax liability is recognized can be offset. A valuation allowance has been provided against future income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

in thousands of dollars
	Non-capital losses	Operating losses
	Canada	United States
	$	$
2015	-	-
2016	-	-
2017	-	-
2018	-	4,206
Thereafter	12,498	106,394
	12,498	110,600

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

10	Commitment

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at November 30, 2013 are approximately as follows.

in thousands of dollars
November 30, 2014
$
2015	171
2016	181
2017	77
Total	429

11	Subsequent events

On December 5, 2014, 600,000 stock options were granted to directors vesting immediately and 1,020,000 stock options were granted to employees vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date. Also on December 5, 2014, 337,336 RSUs, originally granted on December 5, 2012, vested to employees and were settled through the issuance of 337,336 common shares.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the US Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2014. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f)of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2014, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the year ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of NovaCopper

As of November 30, 2014, we had two executive officers, namely Rick Van Nieuwenhuyse and Elaine Sanders. The following information is presented as of November 30, 2014.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Rick Van Nieuwenhuyse British Columbia, Canada Director, President and Chief Executive Officer	59	April 29, 2011(1)	Chief Executive Officer of NovaCopper (2011 – present); Former President and Chief Executive Officer of NovaGold

Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	45	January 30, 2012(2)

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
(2) Ms. Sanders was appointed Chief Financial Officer on January 30, 2012. She became a full-time employee of the Company on November 13, 2012.

The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed within 120 days of November 30, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2015 Proxy Statement”), is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information responsive to Items 402 and 407 of Regulation S-K to be included in our 2015 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2015 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to Items 404 and 407 of Regulation S-K to be included in our 2015 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to Item 9(e) of Schedule 14A to be included in our 2015 Proxy Statement is incorporated herein by reference.

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

10.7

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

10.9	Form of NovaCopper Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.5 of the Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.10	NovaCopper Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.11	NovaCopper Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.12	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 99.3 to the Form 8-K filed July 8, 2014)

10.13	Form of Warrant (incorporated by reference to Exhibit 99.4 to the Form 8-K filed July 8, 2014)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Erin Workman

23.3	Consent of Scott Petsel

23.4	Consent of Tetra Tech

23.5	Consent of BD Resource Consulting, Inc.

23.6	Consent of SIM Geological Inc.

23.7	Consent of International Metallurgical & Environmental Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit
No.	Description
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

_______________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVACOPPER INC.

By: /s/ Rick Van Nieuwenhuyse
Name:	Rick Van Nieuwenhuyse
Title:	President and Chief Executive Officer

Date: February 5, 2015

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rick Van Nieuwenhuyse	President, Chief Executive Officer and	February 5, 2015
Rick Van Nieuwenhuyse	Director (Principal Executive Officer)

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 5, 2015
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ Clynton Nauman	Lead Director and Authorized US	February 5, 2015
Clynton R. Nauman	Representative

/s/ Tony Giardini	Director	February 5, 2015
Tony Giardini

*	Director	February 5, 2015
Dr. Thomas S. Kaplan

/s/ Gregory Lang	Director	February 5, 2015
Gregory A. Lang

*	Director	February 5, 2015
Igor Levental

/s/ Kalidas Madhavpeddi	Director	February 5, 2015
Kalidas V. Madhavpeddi

/s/ Gerald McConnell	Director	February 5, 2015
Gerald McConnell

/s/ Janice Stairs	Director	February 5, 2015
Janice Stairs

* Not applicable