Form 10-Q
period 2015-02-28
NovaCopper Inc.
filed 2015-04-09
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

As of April 8, 2015, the registrant had 60,633,701 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
As at
(unaudited)

		in thousands of US dollars
	February 28, 2015	November 30, 2014
	$	$
Assets
Current assets
Cash and cash equivalents	3,988	5,074
Accounts receivable	57	176
Deposits and prepaid amounts	423	575
	4,468	5,825

Plant and equipment (note 3)	272	415
Mineral properties and development costs (note 4)	30,586	30,586
	35,326	36,826
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	727	979
	727	979
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued - 60,633,701 (2014 – 60,296,365)	112,469	111,833
Warrants (note 6)	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note6(a, b))	17,368	17,089
Contributed surplus – units (note 6(c))	1,375	2,008
Deficit accumulated during the exploration stage	(98,900)	(97,370)
	34,599	35,847
	35,326	36,826

Nature of operations, going concern, structure and plan of arrangement (note 1)
Commitments and contingencies (notes 4, 6, 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

	in thousands of US dollars, except share and per share amounts
	For the three months ended		Cumulative during
	February 28, 2015	February 28, 2014	exploration stage
	$	$	$
Expenses
Amortization	143	258	2,978
Foreign exchange gain	(20)	(6)	-
General and administrative	381	437	8,185
Investor relations	6	31	675
Mineral properties expense (note 4(c))	327	580	54,096
Professional fees	161	650	2,816
Salaries	250	550	8,895
Salaries – stock-based compensation (note 6)	282	116	18,805
Total expenses	1,530	2,616	96,450
Other items
Accretion expense	-	-	2,530
Loss on disposal of equipment	-	-	7
Interest and other income	-	(1)	(87)
Loss and comprehensive loss for the period	(1,530)	(2,615)	(98,900)

Basic and diluted loss per common share	$0.03	$0.05
Weighted average number of common shares outstanding	60,614,960	53,506,641

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration -Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

in thousands of US dollars, except share amounts
					Contributed	Contributed		Total
	Number of			Contributed	surplus –	surplus –		shareholders’
	shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – November 30, 2013	53,066,656	104,895	-	152	17,248	2,584	(87,722)	37,157
Exercise of NovaGold Arrangement options	46,929	632	-	-	(615)	-	-	17
NovaGold Performance Share Units	14,166	28	-	(28)	-	-	-	-
Restricted Share Units	425,833	803	-	-	-	(803)	-	-
Deferred Share Units	75,661	139	-	-	-	(139)	-	-
Stock-based compensation	-	-	-	-	18	98	-	116
Loss for the period	-	-	-	-	-	-	(2,615)	(2,615)
Balance – February 28, 2014	53,629,245	106,497	-	124	16,651	1,740	(90,337)	34,675

Balance – November 30, 2014	60,296,365	111,833	2,163	124	17,089	2,008	(97,370)	35,847
Restricted Share Units	337,336	636	-	-	-	(636)	-	-
Stock-based compensation	-	-	-	-	279	3	-	282
Loss for the period	-	-	-	-	-	-	(1,530)	(1,530)
Balance – February 28, 2015	60,633,701	112,469	2,163	124	17,368	1,375	(98,900)	34,599

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	in thousands of US dollars
	For the three months ended		Cumulative during
	February 28, 2015	February 28, 2014	exploration stage
	$	$	$
Cash flows used in operating activities
Loss for the period	(1,530)	(2,615)	(98,900)
Items not affecting cash
Amortization	143	258	2,998
Accretion	-	-	2,530
Loss on disposal of equipment	-	-	7
Issuance of shares as compensation	-	-	316
Stock-based compensation	282	116	19,918
Net change in non-cash working capital
Decrease (increase) in accounts receivable	119	(51)	(57)
Decrease (increase) in deposits and prepaid amounts	152	133	(410)
Increase (decrease) in accounts payable and accrued liabilities	(252)	23	766
	(1,086)	(2,136)	(72,832)
Cash flows from financing activities
Proceeds from private placement, net	-	17	7,231
Proceeds received on exercise of options	-	-	36
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	-	40,000
Funding provided and expenses paid by NovaGold	-	-	61,256
Repayment of notes payable	-	-	(24,000)
Settlement of Restricted Share Units	-	-	(329)
	-	17	84,194
Cash flows used in investing activities
Acquisition of plant and equipment	-	(1)	(3,258)
Acquisition of mineral properties	-	-	(4,116)
	-	(1)	(7,374)
Increase (decrease) in cash and cash equivalents	(1,086)	(2,120)	3,988
Cash and cash equivalents – beginning of period	5,074	6,484	-
Cash and cash equivalents – end of period	3,988	4,364	3,988

Non-cash investing and financing activities
Issuance of common shares to NovaGold to acquire NovaCopper US Inc.	-	-	27,280
Notes payable assumed on acquisition of Ambler lands	-	-	21,471
Issuance of common shares by NovaGold to acquire Ambler lands	-	-	5,000

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

Structure and plan of arrangement

On January 11, 2010, Alaska Gold Company (“AGC”), at the time a wholly owned subsidiary of NovaGold Resources Inc. (“NovaGold”), purchased 100% of the Ambler lands, hosting the copper-zinc-lead-gold-silver Arctic Project, for consideration of $29.0 million. The Ambler lands were acquired on October 17, 2011, by NovaCopper US Inc. (“NovaCopper US”) through a purchase and sale agreement with AGC. On October 19, 2011, NovaCopper US acquired the exclusive right to explore the Bornite lands and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act (“ANCSA”) located adjacent to the Ambler lands to create the Upper Kobuk Mineral Projects (“UKMP Projects”). On October 24, 2011, NovaGold transferred its ownership of NovaCopper US to NovaCopper, then a wholly owned subsidiary of NovaGold, which was subsequently spun-out to NovaGold shareholders and publicly listed on April 30, 2012.

Where applicable, these consolidated financial statements reflect the statements of loss and comprehensive loss, and cash flows of the Arctic Project as if NovaCopper had been independently operating from inception. Prior to the acquisition in 2010, NovaGold held an initial option from 2004 to earn a 51% interest in the property which was terminated upon entering into the purchase and sale agreement. All historical spending prior to April 30, 2012, was funded by NovaGold.

Going concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2015, the Company had consolidated cash of $4.0 million and working capital of $3.7 million. Substantial doubt exists as to the Company’s ability to continue as a going concern as the operating activities of the Company are dependent on its ability to obtain additional financing. The Company will need to raise additional funds to continue operations and to support further exploration and development of its projects and administration expenses. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means. There is no assurance that the Company will be successful in obtaining additional financing, that sufficient funds will be available to the Company, or be available on favourable terms. Factors that could affect the availability of financing include fluctuations in the Company's share price, the state of international debt and equity markets, investor perceptions and expectations, global financial and metals markets, and progress on the Company's exploration properties. These financial statements do not reflect the adjustments in the carrying value of the assets and liabilities, the reported expenses, and the balance sheet classifications used that would be necessary if the Company was unable to realize its assets and discharge its liabilities in the normal course of operations. Such adjustments could be material.

2	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiary, NovaCopper US. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 8, 2015.

All figures are in United States dollars unless otherwise noted.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of February 28, 2015, our results of operations and cash flows for the three months ended February 28, 2015 and 2014. The results of operations for the three months ended February 28, 2015 are not necessarily indicative of the results to be expected for the year ending November 30, 2015.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 6, 2015.

Recent accounting pronouncements

i.	Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. Upon adoption, certain financial reporting disclosures will be eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows. As a result of adopting the standard, we will no longer include the cumulative during exploration stage column currently presented on our statement of loss and comprehensive loss and the statement of cash flows. We plan to adopt for our fiscal year ending November 30, 2016.

ii.	Going concern

In August 2014, the FASB issued “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Historically, there has been no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This update provides the guidance to clarify when and how management should be assessing their ability to continue as a going concern. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. Early adoption of this standard is permitted. We have early adopted this standard for the fiscal year ending November 30, 2015. The adoption of ASU 2014-15 does not have an impact on the frequency with which we conduct going concern assessments and does not result in significant changes to our disclosure of going concern as we previously complied with appropriate guidance issued by the U.S. Securities and Exchange Commission and guidance under U.S. auditing standards.

3	Plant and equipment

		in thousands of dollars
			February 28, 2015
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(17)	29
Leasehold improvements	32	(15)	17
Computer hardware and software	98	(52)	46
Alaska, USA
Machinery, equipment and camp	2,833	(2,692)	141
Vehicles	275	(236)	39
Computer hardware and software	31	(31)	-
	3,315	(3,043)	272

		in thousands of dollars
			November 30, 2014
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(15)	31
Leasehold improvements	32	(13)	19
Computer hardware and software	98	(44)	54
Alaska, USA
Machinery, equipment and camp	2,833	(2,579)	254
Vehicles	275	(218)	57
Computer hardware and software	31	(31)	-
	3,315	(2,900)	415

4	Mineral properties and development costs

		in thousands of dollars
	November 30, 2014	Acquisition costs	February 28, 2015
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

		in thousands of dollars
	November 30, 2013	Acquisition costs	November 30, 2014
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

(a)	Ambler

On January 11, 2010, NovaGold, through a wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt. As consideration, NovaGold, issued 931,098 shares with a fair value of $5.0 million and agreed to make two cash payments to the vendor of $12.0 million each in January 2011 and January 2012, for total consideration of $29.0 million. The fair value of these future cash payments were $21.4 million valued at the transaction date using a discount rate of approximately 8%. The January 2011 payment was made on January 7, 2011 and the January 2012 payment was made in advance on August 5, 2011. Total fair value of the consideration was $26.5 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the can be purchased at any time for a one-time payment of $10.0 million.

Prior to the acquisition in 2010, NovaGold held an option to earn a 51% interest in the property which was terminated upon entering into the purchase and sale agreement.

As discussed in note 1, the property was acquired on October 17, 2011 by NovaCopper US through a purchase and sale agreement with AGC.

(b)	Bornite

On October 19, 2011, NovaCopper US acquired the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands and lands deeded to NANA through the ANCSA, located adjacent to the Ambler lands in Northwest Alaska. As consideration, NovaCopper US paid $4.0 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects through an Exploration Agreement and Option to Lease with NANA. NANA also has the right to appoint a member to NovaCopper’s board of directors within a five year period following our public listing on a stock exchange. Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the percent which is determined by the classification of land from which production originates.

(c)	Mineral properties expense

The following table summarizes mineral properties expense for the three months ended February 28, 2015 and 2014.

	in thousands of dollars
	Three months ended	Three months ended
	February 28, 2015	February 28, 2014
	$	$
Community	28	11
Engineering	4	75
Environmental	-	15
Land and permitting	96	93
Project support	49	71
Wages and benefits	150	315
Mineral property expense	327	580

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to February 28, 2015 is $54.1 million.

5	Accounts payable and accrued liabilities

	in thousands of dollars
	February 28, 2015	November 30, 2014
	$	$
Trade accounts payable	49	36
Accrued liabilities	275	410
Accrued salaries and vacation	403	533
Accounts payable and accrued liabilities	727	979

At February 28, 2015, accrued salaries and vacation included $351,500 of accrued and unpaid bonuses relating to services provided by officers during the year ended November 30, 2013 which is payable at the time certain conditions are met.

6	Share capital

Authorized:
     unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2013	53,066,656	104,895
Exercise of NovaGold Arrangement options	46,929	631
NovaGold Performance Share Units	14,166	28
Private placement	6,521,740	5,068
Restricted Share Units	492,501	929
Deferred Share Units	154,373	282
November 30, 2014	60,296,365	111,833
Restricted Share Units	337,336	636
February 28, 2015, issued and outstanding	60,633,701	112,469

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

As of February 28, 2015, 20,685 NovaGold DSUs remain outstanding, which will settle upon the retirement of each respective NovaGold director.

(a) Stock options

During the period ended February 28, 2015, 1,620,000 options (February 28, 2014 – nil options) at a weighted-average exercise price of CAD$0.62 were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.21.

For the period ended February 28, 2015, NovaCopper recognized a stock-based compensation charge of $0.28 million (February 28, 2014 – $0.09 million) for options granted to directors, employees and services providers, net of forfeitures.

The fair value of the stock options recognized in the period has been estimated using an option pricing model.

Assumptions used in the pricing model for the period are as provided below.

February 28, 2015
Risk-free interest rates	1.12%
Exercise price	CAD$0.62
Expected life	3.0 years
Expected forfeiture rate	3.1%
Expected volatility	59.1%
Expected dividends	Nil

The Black-Scholes model requires the input of highly subjective assumptions.

As of February 28, 2015, there were 1,378,342 non-vested options outstanding with a weighted average exercise price of $0.75; the non-vested stock option expense not yet recognized was $0.3 million, and this expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

	February 28, 2015
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	1,741,666	1.11
Granted	1,620,000	0.50
Forfeited	(66,666)	1.41
Balance – end of period	3,295,000	0.75

The following table summarizes information about the stock options outstanding at February 28, 2015.

Outstanding				Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of price	options	to expiry	$	options	$	options
$ 0.50 to $ 0.99	3,240,000	4.64	0.74	1,879,992	0.74	1,360,008
$ 1.00 to $ 1.58	55,000	3.17	1.58	36,666	1.58	18,334
	3,295,000	4.62	0.75	1,916,658	0.75	1,378,342

The aggregate intrinsic value of vested share options (the market value less the exercise price) at February 28, 2015 was $nil (February 28, 2014 - $0.01 million).

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

For the period ended February 28, 2015, NovaCopper recognized a stock-based compensation charge of $nil (February 28, 2014 - $0.09 million) for NovaGold Arrangement Options, net of forfeitures.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

	February 28, 2015
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	721,415	5.06
Forfeited	(4,356)	4.71
Expired	(170,288)	3.14
Balance – end of period	546,771	5.07

The following table summarizes information about the NovaGold Arrangement Options outstanding February 28, 2015.

Outstanding				Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of price	options	to expiry	$	options	$	options
$ 2.88 to $ 3.99	66,664	1.65	3.06	61,108	3.03	5,556
$ 4.00 to $ 5.99	353,404	1.58	5.01	353,404	5.01	-
$ 6.00 to $ 7.99	126,703	0.95	6.31	126,703	6.31	-
	546,771	1.44	5.07	541,215	5.09	5,556

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise price) at February 28, 2015 was $nil (February 28, 2014 - $nil).

As of February 28, 2015, there were 5,556 non-vested NovaGold Arrangement Options outstanding with a weighted average exercise price of CAD$3.36; the remaining non-vested stock options vested in March 2015 and all expense has been recognized.

(c) Restricted Share Units and Deferred Share Units

All non-executive directors have elected to receive 50% of their annual retainer in DSUs for the 2015 fiscal year.

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	337,336	838,350
Granted	-	36,849
Vested/paid	(337,336)	-
Balance – end of period	-	875,199

For the three months ended February 28, 2015, NovaCopper recognized a stock-based compensation charge of $3,000 (February 28, 2014 - $0.1 million), net of forfeitures.

7	Financial instruments

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CAD$71,000, accounts receivable of CAD$20,000 and accounts payable of CAD$156,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $5,000.

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

Contractually obligated cash flow requirements as at February 28, 2015 are as follows.

				in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	727	727	-	-	-
Office lease (note 8)	355	119	236	-	-
	1,082	846	236	-	-

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company holds excess cash balances in money market funds which limits the risk of loss due to interest rate changes to $nil.

8	Commitment

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years. The future minimum lease payments as at the period ended are approximately as follows.

in thousands of dollars
February 28, 2015
$
2015	119
2016	165
2017	71
Total	355

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

•	assumptions made in the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
•	our ability to achieve production at any of the Company’s mineral exploration and development properties;
•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
•	assumptions that all necessary permits and governmental approvals will be obtained;
•	estimated capital costs, operating costs, production and economic returns;
•	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying the Company’s resource and reserve estimates;
•	continued good relationships with local communities and other stakeholders
•	our expectations regarding demand for equipment, skilled labour and services needed for exploration and development of mineral properties; and
•	our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to the Company’s ability to finance its planned exploration activities at its mineral properties or to complete further exploration programs;
•	risks related to the Company’s ability to finance the development of its mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	risks related to inability to define proven and probable reserves and none of the Company’s mineral properties are in production or under development;
•

uncertainties relating to the assumptions underlying the Company’s resource estimates, such as geological interpretations, metal pricing, metallurgy, mineability, marketability and operating and capital costs;

•	risks related to uncertainty of whether there will ever be production at the Company’s mineral exploration and development properties;
•	risks related to the Company’s ability to commence production and generate material revenues or obtain adequate financing for its planned exploration and development activities;
•	risks related to lack of infrastructure, specifically a lack of road access to the Project site;
•	commodity price fluctuations;
•	risks related to market events and general economic conditions;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	the Company’s history of losses and expectation of future losses;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
•	uncertainty related to inferred mineral resources;
•	uncertainty related to the economic projections contained herein derived from the PEA;
•	risks related to the third parties on which the Company depends for its exploration and development activities;
•

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in development, construction or production;

•	credit, liquidity, interest rate and currency risks;
•	uncertainty as to the Company’s ability to acquire additional commercially mineable mineral rights;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	the risk that permits and governmental approvals necessary to develop and operate mines on the Company’s properties will not be available on a timely basis or at all;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied;
•	risks related to the need for reclamation activities on the Company’s properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to the Company’s mineral properties;
•	risks related to competition in the acquisition of mineral properties;
•	risks inherent in the acquisition of new properties including unknown liabilities;
•	the Company’s need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of the directors of the Company;
•	risks related to potential future litigation;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	risks related to future sales or issuances of equity securities decreasing the value of existing common shares, diluting voting power and reducing future earnings per share;
•	uncertainty as to the volatility in the price of the Company’s shares;
•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	risks related to the voting power of our majority shareholders and the impact that a sale by such shareholders may have on our share price;
•	uncertainty as to the Company’s ability to maintain the adequacy of internal control over financial reporting as per the requirements of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs relating to the Dodd-Frank Act.

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

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated April 8, 2015 and provides an analysis of our unaudited interim financial results for the quarter ended February 28, 2015.

The following information should be read in conjunction with our February 28, 2015 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All amounts are in United States dollars unless otherwise stated.

Erin Workman, P.Geo., an employee and Director, Technical Services, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

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

Recent activities

Upper Kobuk Mineral Projects

We plan to advance the Arctic deposit to feasibility over a two to three year period for a total investment of approximately $20 million. Subject to the availability of capital, we plan to invest approximately $8 to $10 million during the 2015 field season, mainly for in-fill drilling of the Arctic in-pit inferred resources to improve confidence level to measured and indicated and to collect Arctic in-pit geotechnical and metallurgical data. Funds will also be utilized for environmental and engineering studies to gather information in preparation for a feasibility study. We also plan to advance assessment work at Bornite; specifically we plan to evaluate potential synergies between the Arctic Project and Bornite Project as well as opportunities to extend the potential mine life of the UKMP Projects and the Ambler mining district.

During the first quarter of 2015, we continued to focus efforts on supporting the Alaska Industrial Development Export Authority (“AIDEA”) in working towards drafting the Environmental Impact Statement (“EIS”) as prescribed under the National Environmental Policy Act process to permit the Ambler Mining District Industrial Access Road (“AMDIAR”). The AMDIAR is anticipated to provide access to the Ambler mining district and our UKMP Projects. The Consolidated Right of Way application document is substantially complete. In the first quarter of 2015, the United States Army Corps of Engineers (“USACE”) selected HDR, Inc. as the third party environmental engineer to manage the EIS process on behalf of the USACE. In light of the recent drop in oil prices, the Government of Alaska is reviewing all spending across all State of Alaska entities. We anticipate the permitting process will continue and expect to be able to provide an update in the second quarter of 2015.

With our emphasis on local hiring, we continue to work closely with NANA on oversight of the project, community relations and workforce development strategies.

We do not currently generate operating cash flows. At February 28, 2015, we had cash and cash equivalents of $4.0 million and working capital of $3.7 million. We will need to raise additional funds to continue operations and to support further exploration and development of our projects and administration expenses within the next twelve months. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means. There is no assurance that we will be successful in obtaining additional financing, that sufficient funds will be available to us, or be available on favourable terms.

Long-term incentives

On December 5, 2014, the Board of Directors approved a grant of 1,620,000 stock options to employees and directors.

Property review

Our principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise approximately 352,943 acres (142,831 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized targets within a 100 kilometer long volcanogenic massive sulfide (“VMS”) belt, were purchased in 2010 and 100% owned by NovaCopper US. The Ambler lands are located in Northwestern Alaska and consist of 112,058 acres (45,348 hectares) of federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

We have recorded the Ambler lands as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies. As a result of the spin-out of NovaCopper from NovaGold Resources Inc. (“NovaGold”), the interim consolidated financial statements have been presented under the continuity of interest basis of accounting whereby the amounts are based on the amounts originally recorded by NovaGold as if we had held the property from inception.

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

As consideration, NovaCopper paid $4.0 million to NANA upon signing the NANA agreement and gave NANA the right to appoint a member to NovaCopper’s board of directors within a five year period following our public listing on a stock exchange. NANA has not exercised their right to appoint a board member at this time. Upon the decision to proceed with development of a mine within the area of interest, NANA has a 120 day one time right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share. The completion of the agreement with NANA creates a total land package which incorporates our Ambler lands with the adjacent Bornite and ANCSA lands for a total of approximately 352,943 acres (142,831 hectares).

NANA would also be granted a net smelter return royalty between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the particular area of land from which production originates.

We have accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed.

Summary of results

	in thousands of dollars,
	except for per share amounts
Selected financial results	Three months ended	Three months
	February 28, 2015	ended
	$	February 28, 2014
		$
Amortization	143	258
General and administrative	381	437
Mineral properties expense	327	580
Professional fees	161	650
Salaries	250	550
Salaries – stock-based compensation	282	116
Loss and comprehensive loss for the period	1,530	2,615
Basic and diluted loss per common share	$ 0.03	$ 0.05

For the three months ended February 28, 2015, NovaCopper reported a net loss of $1.5 million (or $0.03 basic and diluted loss per common share) compared to a net loss of $2.6 million for the corresponding period in 2014 (or $0.05 basic and diluted loss per common share). This variance was primarily due to a decrease in professional fees, salaries and mineral property expenses offset by an increase in stock-based compensation expense. We incurred $0.2 million in professional fees for the three months ended February 28, 2015 compared to $0.7 million for the three months ended February 28, 2014. The significant decrease in professional fees is related to financing activities as we filed a preliminary prospectus supplement in February 2014 incurring financing and prospectus-related costs during the three months ended February 28, 2014. There was no similar charge in professional fees during the three months ended February 28, 2015. Salaries expense decreased to $0.3 million for the three months ended February 28, 2015 from $0.6 million for the three months ended February 28, 2014 from a reduced number of employees in the corporate office. Mineral property expenses also decreased by $0.3 million due to a reduced number of project staff and less engineering consulting expenses incurred. For the comparable period in 2014, we were engaged in the update to the Bornite Project resource estimate involving technical and engineering consulting for which there are no comparable costs in the first quarter of 2015. Offsetting the decrease in expenses is an increase in non-cash stock-based compensation charge of $0.3 million for the three months ended February 28, 2015 compared to $0.1 million in the corresponding period in 2014. Total stock-based compensation expense recognized for the three months ended February 28, 2015 included 1.6 million options granted to directors, employees and services providers under the NovaCopper stock option plan with no similar grant in the first quarter of 2014.

Other differences in the three months ended February 28, 2015 compared to the three months ended February 28, 2014 resulted from a reduction in amortization expenses and general and administrative expenses. For the three months ended February 28, 2015, we reported amortization expenses of $0.1 million compared to $0.3 million for the corresponding period in 2014 due to the timing of capital asset purchases and resulting amortization. General and administrative expense for the three months ended February 28, 2015 were $0.4 million, a small decrease from the comparable quarter in 2014 due to continued cost reduction efforts and lower project activity.

Selected financial data

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP

							in thousands of dollars,
							except per share amounts
	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013
	02/28/15	11/30/14	08/31/14	05/31/14	02/28/14	11/30/13	08/31/13	05/31/13
	$	$	$	$	$	$	$	$
Interest and other income	-	-	1	-	1	4	13	9
Mineral property expenses	327	596	847	489	580	1,134	4,727	2,231
Loss for the period	(1,530)	(2,029)	(2,911)	(2,093)	(2,616)	(4,931)	(6,890)	(5,947)
Loss per common share – basic and diluted	(0.03)	(0.03)	(0.05)	(0.04)	(0.05)	(0.09)	(0.13)	(0.11)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares.

During the second quarter of 2013, we incurred mineral property expenses of $2.2 million consisting of the start-up of the field season in May and continuation of engineering studies. We also incurred expenses of $2.0 million in stock-based compensation due to the expense being recorded evenly over the vesting period of previously granted stock options and RSUs. During the third quarter of 2013, mineral property expenses of $4.7 million were recorded as the majority of the exploration program was conducted during the quarter. During the fourth quarter of 2013, stock-based compensation of $1.4 million was recorded due to an acceleration of expense as a result of the cancelling of 5,710,000 stock options during the period. All expense for unvested options was accelerated and included in the fourth quarter of 2013. During the first quarter of 2014, we incurred $0.1 million of stock-based compensation expense due to the prior acceleration of expense in the fourth quarter of 2013. As a result, our loss for the first quarter ended February 28, 2014 is significantly reduced. During the second quarter of 2014, we incurred $0.5 million in mineral property expenses as our field season start-up in 2014 occurred in July, later than in previous years. As a result, no field season activity costs were incurred in the second quarter of 2014 resulting in a significantly reduced loss of $2.1 million for the second quarter of 2014 compared to previous second quarter losses. During the third quarter of 2014, we incurred mineral property expenses of $0.8 million due to a reduced field season program resulting in a significantly reduced loss of $2.9 million compared to previous third quarter losses. We also incurred a one-time severance cost of $1.5 million relating to staff reductions. During the fourth quarter of 2014, we incurred $0.6 million of mineral property expenses mainly related to assaying costs incurred for the 2014 field program. Our net loss for the fourth quarter of 2014 of $2.0 million is reduced from the fourth quarter net loss of 2013 of $4.9 million mainly due to lower salaries and general and administrative expenses and a high stock-based compensation charge in 2013. Our loss for the first quarter ended February 28, 2015 is significantly reduced compared to the first quarter ended February 28, 2014 due to reduced professional fees, salaries and mineral property expenses. During the first quarter of 2015, we incurred mineral property expense of $0.3 million mainly on community support and project staff salaries as our field season this year is expected to start up early in the third quarter. We also incurred $0.3 million in stock-based compensation expense to recognize the vesting of stock options and deferred shares units (“DSUs”) during the first quarter of 2015.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At February 28, 2015, we had $4.0 million in cash and cash equivalents. We expended $1.1 million on operating activities during the three month period ended February 28, 2015, compared with expenditures of $2.1 million for operating activities for the same period in 2014. The majority of cash spent on operating activities during both periods was expended on mineral property expenses, general and administrative, and salaries. A proportion of the decrease in cash spent in the three months ended February 28, 2015 was also due to a reduction in GST and other accounts receivable. We received a previously recorded expat tax receivable of $0.1 million during the three month period ended February 28, 2015 for which no similar cash was received for the three months ended February 28, 2014.

During the three month period ended February 28, 2015, we received no cash from financing activities compared to $0.02 million in cash from proceeds received from the exercise of NovaGold arrangement options in the same period in 2014. During the three month period ended February 28, 2015 and the three month period ended February 28, 2014, we expended no cash on investing activities.

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

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at February 28, 2015 are as follows.

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	727	727	-	-	-
Office lease	355	119	236	-	-
Total	1,082	846	236	-	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. On January 25, 2013, we entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.4 million.

Outstanding share data

At April 8, 2015, we had 60,633,701 common shares issued and outstanding. At April 8, 2015, we had 6,521,740 warrants with a weighted-average exercise price of $1.60, 3,161,666 stock options with a weighted-average exercise price of $0.75, 546,771 NovaGold arrangement options with a weighted-average exercise price of $5.07, 912,417 DSUs, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received outstanding.

New accounting pronouncements

Unless otherwise noted, the following revised standards and amendments are effective for annual periods beginning on or after December 1, 2014, or as noted. We are continuing to assess the impact of these standards and amendments or have determined whether we will early adopt them, as noted.

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

ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows. As a result of adopting the standard, we will no longer include the cumulative during exploration stage column currently presented on our statement of loss and comprehensive loss and the statement of cash flows. We plan to adopt for our fiscal year ending November 30, 2016.

ii.	Going Concern

In August 2014, the FASB issued “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Historically, there has been no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This update provides the guidance to clarify when and how management should be assessing their ability to continue as a going concern. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. Early adoption of this standard is permitted. We have early adopted this standard for the fiscal year ending November 30, 2015. The adoption of ASU 2014-15 does not have an impact on the frequency with which we conduct going concern assessments and does not result in significant changes to our disclosure of going concern as we previously complied with appropriate guidance issued by the U.S. Securities and Exchange Commission and guidance under U.S. auditing standards.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets and valuation of stock-based compensation.

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. The acquisition of title to mineral properties is a complicated and uncertain process. The Company has taken steps, in accordance with industry standards, to verify the title to mineral properties in which it has an interest. Although the Company has made efforts to ensure that legal titles to its mining assets are properly recorded, there can be no assurance that such titles will be secured indefinitely.

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

Risk factors

NovaCopper and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under NovaCopper’s Form 10-K dated February 5, 2015, available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.novacopper.com.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CAD$71,000, accounts receivable of CAD$20,000 and accounts payable of CAD$156,000. Based on a 10% change in the US Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $5,000.

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

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2015. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended November 30, 2014, as filed with the SEC on February 6, 2015. The risk factors in our Annual Report on Form 10-K for the year ended November 30, 2014, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

Date: April 9, 2015	NOVACOPPER INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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