Form 10-Q
period 2015-05-31
NovaCopper Inc.
filed 2015-07-10
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [ X ]

As of July 7, 2015, the registrant had 103,876,651 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
As at
(unaudited)

		in thousands of US dollars
	May 31, 2015	November 30, 2014
	$	$
Assets
Current assets
Cash and cash equivalents	2,732	5,074
Accounts receivable	104	176
Deposits and prepaid amounts	600	575
	3,436	5,825

Plant and equipment (note 3)	181	415
Mineral properties and development costs (note 4)	30,586	30,586
	34,203	36,826
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,265	979
	1,265	979
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value
Issued - 60,633,701 (2014 – 60,296,365)	112,469	111,833
Warrants	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note6(a,b))	17,432	17,089
Contributed surplus – units (note 6(c))	1,400	2,008
Deficit accumulated during the exploration stage	(100,650)	(97,370)
	32,938	35,847
	34,203	36,826

Nature of operations, structure and plan of arrangement (note 1)
Commitments and contingencies (notes 4, 6, 8)
Subsequent events (note 9)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

		in thousands of US dollars, except share and per share amounts
	For the three months ended		For the six months ended		Cumulative
					during
					exploration
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014	stage
	$	$	$	$	$
Expenses
Amortization	93	208	236	466	3,071
Foreign exchange (gain) loss	(7)	16	(27)	10	(7)
General and administrative	380	457	761	894	8,567
Investor relations	4	12	10	43	679
Mineral properties expense (note 4(c))	291	489	618	1,069	54,387
Professional fees	685	176	846	826	3,501
Salaries	219	600	469	1,149	9,113
Salaries – stock-based compensation (note 6)	89	135	371	251	18,893

Total expenses	1,754	2,093	3,284	4,708	98,204
Other items
Accretion expense	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Interest and other income	(4)	-	(4)	(1)	(91)
Loss and comprehensive loss for the period	(1,750)	(2,093)	(3,280)	(4,707)	(100,650)

Basic and diluted loss per common share	$0.03	$0.04	$0.05	$0.09

Weighted average number of common shares outstanding	60,633,701	53,637,801	60,624,434	53,572,942

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration -Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						in thousands of US dollars, except share amounts
					Contributed	Contributed		Total
	Number of			Contributed	surplus –	surplus –		shareholders’
	shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – November 30, 2013	53,066,656	104,895	-	152	17,248	2,584	(87,722)	37,157
Exercise of NovaGold Arrangement options	46,929	632	-	-	(615)	-	-	17
NovaGold Performance Share Units	14,166	28	-	(28)	-	-	-	-
Restricted Share Units	425,833	803	-	-	-	(803)	-	-
Deferred Share Units	154,373	282	-	-	-	(282)	-	-
Stock-based compensation	-	-	-	-	33	218	-	251
Loss for the period	-	-	-	-	-	-	(4,707)	(4,707)
Balance – May 31, 2014	53,707,957	106,640	-	124	16,666	1,717	(92,429)	32,718

Balance – November 30, 2014	60,296,365	111,833	2,163	124	17,089	2,008	(97,370)	35,847
Restricted Share Units	337,336	636	-	-	-	(636)	-	-
Stock-based compensation	-	-	-	-	343	28	-	371
Loss for the period	-	-	-	-	-	-	(3,280)	(3,280)
Balance – May 31, 2015	60,633,701	112,469	2,163	124	17,432	1,400	(100,650)	32,938

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

				in thousands of US dollars
	For the three months ended		For the six months ended		Cumulative
					during
					exploration
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014	stage
	$	$	$	$	$
Cash flows used in operating activities

Loss for the period	(1,750)	(2,093)	(3,280)	(4,707)	(100,650)
Items not affecting cash
Amortization	93	208	236	466	3,091
Accretion	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Issuance of shares as compensation	-	-	-	-	316
Stock-based compensation	89	135	371	251	20,006
Net change in non-cash working capital
Decrease (increase) in accounts receivable	(47)	(112)	72	(163)	(104)
Decrease (increase) in deposits and prepaid amounts	(177)	(165)	(25)	(32)	(587)
Increase (decrease) in accounts payable and accrued liabilities	536	(254)	301	(232)	1,303
	(1,256)	(2,281)	(2,325)	(4,417)	(74,088)
Cash flows from financing activities

Proceeds from private placement, net	-	-	-	17	7,231
Proceeds received on exercise of options	-	-	-	-	36
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	-	-	-	40,000
Funding provided and expenses paid by NovaGold	-	-	-	-	61,256
Repayment of notes payable	-	-	-	-	(24,000)
Settlement of Restricted Share Units	-	-	-	-	(329)
	-	-	-	17	84,194
Cash flows used in investing activities
Acquisition of plant and equipment	-	-	(17)	(1)	(3,258)
Acquisition of mineral properties	-	-	-	-	(4,116)
	-	-	(17)	(1)	(7,374)
Increase (decrease) in cash and cash equivalents	(1,256)	(2,281)	(2,342)	(4,401)	2,732
Cash and cash equivalents –	3,988	4,364	5,074	6,484	-
beginning of period
Cash and cash equivalents – end of period	2,732	2,083	2,732	2,083	2,732

				in thousands of US dollars
	For the three months ended		For the six months ended		Cumulative
					during
					exploration
					stage
					$
Non-cash investing and financing activities

Issuance of common shares to NovaGold to acquire NovaCopper US Inc.	-	-	-	-	27,280
Notes payable assumed on acquisition of Ambler lands	-	-	-	-	21,471
Issuance of common shares by NovaGold to acquire Ambler lands	-	-	-	-	5,000

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

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiary, NovaCopper US. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on July 7, 2015.

All figures are in United States dollars unless otherwise noted.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of May 31, 2015, our results of operations and cash flows for the three and six months ended May 31, 2015 and 2014. The results of operations for the three and six months ended May 31, 2015 are not necessarily indicative of the results to be expected for the year ending November 30, 2015.

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

3	Plant and equipment

			in thousands of dollars
			May 31, 2015
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(19)	27
Leasehold improvements	32	(17)	15
Computer hardware and software	100	(60)	40
Alaska, USA
Machinery, equipment and camp	2,833	(2,761)	72
Vehicles	275	(248)	27
Computer hardware and software	31	(31)	-
	3,317	(3,136)	181

			in thousands of dollars
			November 30, 2014
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(15)	31
Leasehold improvements	32	(13)	19
Computer hardware and software	98	(44)	54
Alaska, USA
Machinery, equipment and camp	2,833	(2,579)	254
Vehicles	275	(218)	57
Computer hardware and software	31	(31)	-
	3,315	(2,900)	415

4	Mineral properties and development costs

			in thousands of dollars
	November 30, 2014	Acquisition costs	May 31, 2015
Alaska, USA	$	$	$
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

(a)	Ambler

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

The following table summarizes mineral properties expense for the three and six months ended May 31, 2015 and 2014.

			in thousands of dollars
	Three months ended		Six months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
	$	$	$	$
Community	21	23	49	34
Engineering	13	27	17	102
Environmental	4	-	4	15
Land and permitting	100	96	196	189
Project support	38	75	87	146
Wages and benefits	115	268	265	583
Mineral property expense	291	489	618	1,069

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense from the initial earn-in agreement on the property in 2004 to May 31, 2015 is $54.4 million.

5	Accounts payable and accrued liabilities

		in thousands of dollars
	May 31, 2015	November 30, 2014
	$	$
Trade accounts payable	325	36
Accrued liabilities	531	410
Accrued salaries and vacation	409	533
Accounts payable and accrued liabilities	1,265	979

At May 31, 2015, accrued salaries and vacation included $352,500 of accrued and unpaid bonuses relating to services provided by officers during the year ended November 30, 2013 which is payable at the time certain conditions are met.

6	Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2013	53,066,656	104,895
Exercise of NovaGold Arrangement options	46,929	631
NovaGold Performance Share Units	14,166	28
Private placement	6,521,740	5,068
Restricted Share Units	492,501	929
Deferred Share Units	154,373	282
November 30, 2014	60,296,365	111,833
Restricted Share Units	337,336	636
May 31, 2015, issued and outstanding	60,633,701	112,469

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

As of May 31, 2015, 20,685 NovaGold DSUs remain outstanding, which will settle upon the retirement of each respective NovaGold director.

(a) Stock options

During the period ended May 31, 2015, 1,620,000 options (May 31, 2014 – nil options) at a weighted-average exercise price of CAD$0.62 were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.21.

For the six month period ended May 31, 2015, NovaCopper recognized a stock-based compensation charge of $0.34 million (May 31, 2014 – $0.02 million) for options granted to directors, employees and services providers, net of forfeitures.

The fair value of the stock options recognized in the period has been estimated using an option pricing model.

Assumptions used in the pricing model for the period are as provided below.

May 31, 2015
Risk-free interest rates	1.12%
Exercise price	CAD$0.62
Expected life	3.0 years
Expected forfeiture rate	3.1%
Expected volatility	59.1%
Expected dividends	Nil

As of May 31, 2015, there were 1,245,008 non-vested options outstanding with a weighted average exercise price of $0.75; the non-vested stock option expense not yet recognized was $0.2 million, and this expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

		May 31, 2015
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	1,741,666	1.11
Granted	1,620,000	0.50
Forfeited	(200,000)	0.97
Balance – end of period	3,161,666	0.75

The following table summarizes information about the stock options outstanding at May 31, 2015.

			Outstanding		Exercisable	Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of price	options	to expiry	$	options	$	options
$ 0.50 to $ 0.99	3,106,666	4.40	0.74	1,879,992	0.74	1,226,674
$ 1.00 to $ 1.59	55,000	2.92	1.59	36,666	1.59	18,334
	3,161,666	4.37	0.75	1,916,658	0.75	1,245,008

The aggregate intrinsic value of vested share options (the market value less the exercise price) at May 31, 2015 was $nil (May 31, 2014 - $0.01 million).

(b) NovaGold Arrangement Options

Under the Plan of Arrangement, holders of NovaGold stock options received one option in NovaCopper for every six options held in NovaGold (“NovaGold Arrangement Options”). No stock options granted by NovaGold after the Effective Date are subject to the Plan of Arrangement. All NovaGold Arrangement Options are vested and expense has been recognized as of May 31, 2015.

For the six month period ended May 31, 2015, NovaCopper recognized a stock-based compensation charge of $nil (May 31, 2014 - $0.01 million) for NovaGold Arrangement Options, net of forfeitures.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		May 31, 2015
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	721,415	5.06
Forfeited	(4,356)	4.73
Expired	(170,288)	3.16
Balance – end of period	546,771	5.10

The following table summarizes information about the NovaGold Arrangement Options outstanding at May 31, 2015.

		Outstanding and exercisable
			Weighted average
	Number of outstanding	Weighted average years	exercise price
Range of price	and exercisable options	to expiry	$
$ 2.88 to $ 3.99	66,664	1.40	3.08
$ 4.00 to $ 5.99	295,071	1.44	4.84
$ 6.00 to $ 7.99	185,036	0.72	6.24
	546,771	1.19	5.10

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise price) at May 31, 2015 was $nil (May 31, 2014 - $nil).

(c) Restricted Share Units and Deferred Share Units

All non-executive directors have elected to receive 50% of their annual retainer in DSUs for the 2015 fiscal year.

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	337,336	838,350
Granted	-	74,067
Vested/paid	(337,336)	-
Balance – end of period	-	912,417

For the six months ended May 31, 2015, NovaCopper recognized a stock-based compensation charge of $0.03 million (May 31, 2014 - $0.2 million), net of forfeitures, for RSUs and DSUs.

7	Financial instruments

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada with some expenses incurred in Canadian dollars. The Company’s exposure is limited to cash of CAD$55,000, accounts receivable of CAD$32,000 and accounts payable of CAD$912,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $60,000.

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

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at May 31, 2015 are as follows.

in thousand of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued	1,265	1,265	-	-	-
liabilities
Office lease (note 8)	318	81	237	-	-
	1,583	1,346	237	-	-

(d)	Interest rate risk

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

in thousands of dollars
May 31, 2015
$
2015	81
2016	166
2017	71
318

9	Subsequent events

On April 22, 2015, the Company entered into a definitive agreement to acquire all of the issued and outstanding common shares of Sunward Resources Ltd. (“Sunward”), a publicly listed company on the TSX, by way of a court-approved plan of arrangement (the “Arrangement”). Shareholders of each of NovaCopper and Sunward voted in favour of the Arrangement at special meetings held on June 15, 2015. The companies received all regulatory, court and stock exchange approvals required and closed the Arrangement on June 19, 2015. Under the terms of the Arrangement, Sunward shareholders received 0.3 of a NovaCopper common share for each Sunward common share held and on June 19, 2015, the Company issued 43.1 million common shares to Sunward shareholders and holders of Sunward deferred share units pursuant to the Arrangement, bringing the Company’s total issued and outstanding common shares to approximately 103.8 million. Each Sunward stock option outstanding was exchanged for a fully-vested option to purchase NovaCopper common shares for a period of 90 days, such number and exercise price adjusted based on an exchange ratio of 0.3 NovaCopper options for each Sunward option. Following closing on June 19, 2015, the combined companies had a cash position of over $20.0 million.

The acquisition will be accounted for as a business combination under Accounting Standards Codification 805, with transaction costs recorded in the statement of loss and comprehensive loss. The total consideration paid was valued at approximately $23.0 million on closing. The identifiable net assets will be recorded at their fair value at June 19, 2015, including the acquisition of the Titiribi exploration property, and will be finalized once management has gathered and reviewed all relevant information.

Effective concurrent with closing of the Arrangement, Mr. Philip O’Neill and Mr. William Hayden joined the Board of Directors. Dr. Thomas Kaplan and Mr. Clynton Nauman tendered their resignation as members of the Board of Directors effective from the date of the Arrangement.

Subsequent to the closing of the Arrangement, Sunward was notified that Luisa Maria Escobar Wolf (“Escobar-Wolf”) has filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia to advance a verbal process. Previously, on April 28, 2014, Sunward received notice that Escobar-Wolf filed an arbitral action against Sunward pursuant to the arbitration clause contained in an easement agreement under which Sunward had acquired certain land access rights at the Titiribi Project. Escobar-Wolf alleges that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and is seeking, amongst other things, damages totalling COP2,623,203,975 (approx. US$1.05 million).

Previously, during 2013, Corantioquia, the environmental agency for the Colombian State of Antioquia, investigated allegations that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and on December 12, 2013, Corantioquia issued resolution No. 13128232 dismissing the allegations as the environmental agency’s internal studies showed that the water table levels are within acceptable, documented norms. The allegations made by Escobar-Wolf are the same ones Corantioquia had been investigating during 2013, which were dismissed by the environmental agency. Sunward believes that this claim is without merit but it is too early to predict the outcome of the verbal process or the ultimate impact to Sunward.

Also, during 2013 Corantioquia notified Sunward of administrative proceedings which would have required a suspension of drilling activities resulting from what the agency alleged to be an omission in failure to obtain a water permit or concession. On October 31 and December 30, 2013, Sunward received notices that Corantioquia had lifted the suspension on future drilling activities but is still considering whether to assess a penalty for failure to obtain water permits. Sunward has received no further correspondence from Corantioquia on an assessment to date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects and the Titiribi Project, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

•	assumptions made in the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
•	our ability to achieve production at any of the Company’s mineral exploration and development properties;
•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
•	assumptions that all necessary permits and governmental approvals will be obtained;
•	estimated capital costs, operating costs, production and economic returns;
•	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying the Company’s resource and reserve estimates;
•	assumptions regarding our ability to integrate Sunward and maximize shareholder value at the Titiribi exploration asset;
•	continued good relationships with local communities and other stakeholders
•	our expectations regarding demand for equipment, skilled labour and services needed for exploration and development of mineral properties
•	assumptions regarding the merit of litigation; and
•	our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

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

•	risks related to uncertainty of whether there will ever be production at the Company’s mineral exploration and development properties;
•	risks related to the Company’s ability to commence production and generate material revenues or obtain adequate financing for its planned exploration and development activities;
•	risks related to lack of infrastructure, specifically a lack of road access to the UKMP Projects site;
•	commodity price fluctuations;
•	risks related to market events and general economic conditions;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	the Company’s history of losses and expectation of future losses;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
•	uncertainty related to inferred mineral resources;
•	uncertainty related to the economic projections contained herein derived from the PEA;
•	risks related to the third parties on which the Company depends for its exploration and development activities;
•

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in development, construction or production;

•	credit, liquidity, interest rate and currency risks;
•	uncertainty as to the Company’s ability to acquire additional commercially mineable mineral rights;
•

risks and uncertainties relating to the acquisition of the Titiribi Project, such as the Company's ability to successfully explore and develop the Project and realize the anticipated benefits of the acquisition;

•

risks arising from the Company’s acquisition of Sunward including political risk, international operations, changes in laws or policies, foreign taxation, foreign investment regimes, exchange control, corruption risk, labour matters and employee relations, seizure or expropriation of assets, or delays or the inability to obtain necessary governmental permits, licenses and regulatory approvals in foreign jurisdictions; including guerilla and other criminal activity and

•	risks and uncertainties relating to the integration of the acquisition, including the Company’s policies, procedures and controls;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	the risk that permits and governmental approvals necessary to develop and operate mines on the Company’s properties will not be available on a timely basis or at all;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied;
•	risks related to the need for reclamation activities on the Company’s properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to the Company’s mineral properties;
•	risks related to competition in the acquisition of mineral properties;
•	risks inherent in the acquisition of new properties including unknown liabilities;
•	the Company’s need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of the directors of the Company;
•	risks related to potential future litigation;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	risks related to future sales or issuances of equity securities decreasing the value of existing common shares, diluting voting power and reducing future earnings per share;
•	uncertainty as to the volatility in the price of the Company’s shares;

•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	risks related to the voting power of our majority shareholders and the impact that a sale by such shareholders may have on our share price;
•	uncertainty as to the Company’s ability to maintain the adequacy of internal control over financial reporting as per the requirements of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs relating to the Dodd-Frank Act.

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

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated July 7, 2015 and provides an analysis of our unaudited interim financial results for the quarter ended May 31, 2015.

The following information should be read in conjunction with our May 31, 2015 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2014. A summary of our accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” are to the currency of Canada, references to “U.S. dollars”, “$” or “US$” are to the currency of the United States and references to “Colombian pesos” or “COP” are to the currency of the Republic of Colombia.

Erin Workman, P.Geo., an employee and Director, Technical Services, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects, and has approved the scientific and technical information in this MD&A.

NovaCopper’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE-MKT under the symbol “NCQ”. Additional information related to NovaCopper, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

We are a base metals exploration company primarily focused on exploring and developing the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”). Our Upper Kobuk Mineral Projects, or UKMP Projects, consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project; and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project.

Recent activities

Acquisition of Sunward Resources Ltd.

On April 22, 2015, we entered into a definitive agreement to acquire all of the issued and outstanding common shares of Sunward Resources Ltd. (“Sunward”), a publicly listed company on the TSX, by way of a court-approved plan of arrangement (the “Arrangement”). Shareholders of each of NovaCopper and Sunward voted overwhelmingly in favour of the Arrangement at special meetings held on June 15, 2015. The companies subsequently received all regulatory, court and stock exchange approvals required and closed the Arrangement on June 19, 2015. Under the terms of the Arrangement, Sunward shareholders received 0.3 of a NovaCopper common share for each Sunward common share held and at closing, pursuant to the Arrangement, the Company issued 43.1 million common shares to Sunward shareholders and Sunward directors holding Sunward deferred share units, bringing the Company’s total issued and outstanding common shares to approximately 103.8 million. Each Sunward stock option outstanding was exchanged for a fully-vested Sunward Arrangement Option to purchase NovaCopper common shares for a period of 90 days, such number and exercise price adjusted based on an exchange ratio of 0.3.

The combination of NovaCopper and Sunward has created a strong balance sheet with over $20 million in cash for the advancement of the Upper Kobuk Mineral Projects. The Company plans to advance the Arctic deposit towards feasibility. Meanwhile, plans are underway to maximize shareholder value at the Titiribi exploration asset in Colombia, Sunward’s flagship property. Sunward had focused on community engagement at its Titiribi Project, and with its talented and experienced Colombian management team, has built a strong reputation with local communities.

Subsequent to the closing of the Arrangement, Sunward was notified that Luisa Maria Escobar Wolf (“Escobar-Wolf”) has filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia to advance a verbal process. Previously, on April 28, 2014, Sunward received notice that Escobar-Wolf filed an arbitral action against Sunward pursuant to the arbitration clause contained in an easement agreement under which Sunward had acquired certain land access rights at the Titiribi Project. Escobar-Wolf alleges that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and is seeking, amongst other things, damages totalling COP2,623,203,975 (approx. US$1.05 million).

Previously, during 2013, Corantioquia, the environmental agency for the Colombian State of Antioquia, investigated allegations that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and on December 12, 2013, Corantioquia issued resolution No. 13128232 dismissing the allegations as the environmental agency’s internal studies showed that the water table levels are within acceptable, documented norms. The allegations made by Escobar-Wolf are the same ones Corantioquia had been investigating during 2013, which were dismissed by the environmental agency. Sunward believes that this claim is without merit but it is too early to predict the outcome of the verbal process or the ultimate impact to Sunward.

Also, during 2013 Corantioquia notified Sunward of administrative proceedings which would have required a suspension of drilling activities resulting from what the agency alleged to be an omission in failure to obtain a water permit or concession. On October 31 and December 30, 2013, Sunward received notices that Corantioquia had lifted the suspension on future drilling activities but is still considering whether to assess a penalty for failure to obtain water permits. Sunward has received no further correspondence from Corantioquia on an assessment to date.

Board of Directors

Concurrent with closing of the acquisition of Sunward, Mr. Philip O’Neill and Mr. William Hayden joined NovaCopper’s Board of Directors. To accommodate the addition of the new directors from the Sunward Arrangement, Dr. Thomas Kaplan and Mr. Clynton Nauman have stepped down as members of the Board of Directors. Mr. McConnell replaces Dr. Kaplan as Chairman of the Board.

Upper Kobuk Mineral Projects

We plan to advance the Arctic deposit to pre-feasibility over two to three years. We have approved a budget of $5.5 million for the 2015 field season to complete an in-fill drilling program during July and August at the Arctic deposit with an aim to improve the confidence level of the in-pit inferred resources to measured and indicated and to collect Arctic in-pit geotechnical, hydrological, and acid base accounting data. Funds will also be utilized for environmental studies to continue to build baseline data collection as well as complete a wetlands characterization study in preparation for a pre-feasibility study. We also plan to advance assessment work at Bornite; specifically we plan to evaluate potential synergies between the Arctic and Bornite Projects.

During the first half of 2015, we continued to focus efforts on supporting the Alaska Industrial Development Export Authority ("AIDEA”) in working towards drafting an Environmental Impact Statement (“EIS”) as prescribed under the National Environmental Policy Act process to permit the Ambler Mining District Industrial Access Road ("AMDIAR”). The AMDIAR is anticipated to provide access to the Ambler mining district and our UKMP Projects. The Consolidated Right of Way application document is substantially complete. In the first quarter of 2015, the United States Army Corps of Engineers (“USACE”) selected HDR, Inc. as the third party environmental engineer to manage the EIS process on behalf of the USACE. In light of the recent drop in oil prices, the Government of Alaska is reviewing all spending across all State of Alaska entities. We anticipate the permitting process will continue and expect a resolution from the State of Alaska this summer.

With our emphasis on local hiring, we continue to work closely with NANA on oversight of the project, community relations and workforce development strategies.

Annual general meeting

On May 20, 2015, NovaCopper held its annual general meeting of shareholders. The shareholders voted for the election of the directors proposed for nomination in the management proxy circular. The shareholders also voted in favour of the continuation of the 2012 equity incentive plan.

Property review

Our principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise approximately 352,943 acres (142,831 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized targets within a 100 kilometer long volcanogenic massive sulfide (“VMS”) belt, were purchased in 2010 are 100% owned by NovaCopper US. The Ambler lands are located in Northwestern Alaska and consist of 112,058 acres (45,348 hectares) of federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

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

Summary of results

			in thousands of dollars,
			except for per share amounts
Selected financial results	Three months	Three	Six months	Six months
	ended	months	ended	ended
	May 31, 2015	ended	May 31,	May 31,
	$	May 31,	2015	2014
		2014	$	$
		$
Amortization	93	208	236	466
General and administrative	380	457	761	894
Mineral properties expense	291	489	618	1,069
Professional fees	685	176	846	826
Salaries	219	600	469	1,149
Salaries – stock-based compensation	89	135	371	251
Loss and comprehensive loss for the period	1,750	2,093	3,280	4,707
Basic and diluted loss per common share	$ 0.03	$ 0.04	$ 0.05	$ 0.09

For the three months ended May 31, 2015, NovaCopper reported a net loss of $1.8 million (or $0.03 basic and diluted loss per common share) compared to a net loss of $2.1 million for the corresponding period in 2014 (or $0.04 basic and diluted loss per common share). This variance was primarily due to a decrease in salaries and mineral properties expense offset by an increase in professional fees. Salaries expense decreased to $0.2 million in the three months ended May 31, 2015 from $0.6 million for the three months ended May 31, 2014 due to a reduced number of employees in the corporate office. Mineral properties expense decreased by $0.2 million due to a reduction in wages and project support expenses as our 2015 field program is expected to start in July. A minimal level of project activities and project staff were maintained during the winter and spring seasons. The significant increase in professional fees is related to the acquisition of Sunward and related transaction costs. For the comparable period in 2014, financing activities consisted of completing a non-brokered private placement offering of $7.5 million with existing shareholders, involving less legal, consulting and regulatory fees compared to the acquisition transaction.

Other differences in the three months ended May 31, 2015 compared to the three months ended May, 2014 resulted from a reduction in amortization, general and administrative expenses, and stock-based compensation. Amortization expenses decreased by $0.1 million due to the timing of capital asset purchases and resulted amortization expense. General and administrative costs were reduced by approximately 16% from $0.5 million in the three months ended May 31, 2014 to $0.4 million in the three months ended May 31, 2015 due to cost reduction efforts associated with the decrease in corporate office as well as less travel incurred in 2015. Stock-based compensation expenses decreased from a charge of $0.1 million in the 2nd quarter of 2014 compared to $89,000 in the comparable quarter of 2015. The reduction of stock-based compensation was largely due to no Restricted Share Units (“RSUs”) vesting during 2015 resulting in expenses recognized only for previously granted stock options and Deferred Share Units (“DSUs”).

For the six months ended May 31, 2015, NovaCopper reported a net loss of $3.3 million (or $0.05 basic and diluted loss per common share) compared to a net loss of $4.7 million for the corresponding period in 2014 (or $0.09 basic and diluted loss per common share). This variance was primarily due to a reduction of salaries expenses to $0.5 million compared to $1.1 million in 2014 and a decrease in mineral property expenses to $0.6 million compared to $1.1 million in 2014. The reduction of salaries was a result of a cost reduction plan implemented in the 3rd quarter of 2014 that reduced the number of employees in the corporate office. The mineral property expenses decreased by $0.5 million due to a reduced number of project staff and less engineering consulting expenses incurred. In the first half of 2014, we were engaged in the update to the Bornite Project resource estimate, a report involving technical and engineering consulting. No comparable expenditure was incurred for the six months ended May 31, 2015.

Other differences in the six months ended May 31, 2015 compared to the six months ended May 31, 2014 resulted from a reduction in amortization expenses and general and administrative expenses offset by an increase in stock-based compensation expense. As noted above, amortization expense decreased due to the timing of capital asset purchases. General and administrative costs were reduced from $0.9 million in the six months ended May 31, 2014 to $0.8 million in the six months ended May 31, 2015 due to continued cost reduction efforts mainly as a result of the reduced corporate office size and lower travel. Offsetting the reduction in expenses is an increase in non-cash stock-based compensation charge of $0.4 million for the six months ended May 31, 2015 compared to $0.3 million in the corresponding period in 2014. Total stock-based compensation expense recognized for the six months ended May 31, 2015 was $0.4 million which included expense of $0.3 million from options granted to directors, employees and services providers under the NovaCopper stock option plan and $0.05 million DSUs granted to directors during the period. For the comparable six month ended May 31, 2014, no stock based compensation grants occurred resulting in minimal expense from previously granted options and RSU units being expensed in the period. $0.8 million in professional fees was expensed in the first half 2015 to complete the Sunward transaction as well as general legal and professional expenses. For the comparable period of 2014, we incurred a similar amount of $0.8 million financing preparation costs relating to the filing of a preliminary prospectus supplement on February 19, 2014 which was not completed.

Selected financial data

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

							in thousands of dollars,
							except per share amounts
	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013
	05/31/15	02/28/15	11/30/14	08/31/14	05/31/14	02/28/14	11/30/13	08/31/13
	$	$	$	$	$	$	$	$
Interest and other income	4	-	-	1	-	1	4	13
Mineral property expenses	291	327	596	847	489	580	1,134	4,727
Loss for the period	(1,750)	(1,530)	(2,029)	(2,911)	(2,093)	(2,616)	(4,931)	(6,890)
Loss per common share – basic and diluted	(0.03)	(0.03)	(0.03)	(0.05)	(0.04)	(0.05)	(0.09)	(0.13)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares.

During the third quarter of 2013, mineral property expenses of $4.7 million were recorded as the majority of the exploration program was conducted during the quarter. During the fourth quarter of 2013, stock-based compensation of $1.4 million was recorded due to an acceleration of expense as a result of the cancelling of 5,710,000 stock options during the period. All expense for unvested options was accelerated and included in the fourth quarter of 2013. During the first quarter of 2014, we incurred $0.1 million of stock-based compensation expense due to the prior acceleration of expense in the fourth quarter of 2013. As a result, our loss for the first quarter ended February 28, 2014 is significantly reduced. During the second quarter of 2014, we incurred $0.5 million in mineral property expenses as our field season start-up in 2014 occurred in July, later than in previous years. As a result, no field season activity costs were incurred in the second quarter of 2014 resulting in a significantly reduced loss of $2.1 million for the second quarter of 2014 compared to previous second quarter losses. During the third quarter of 2014, we incurred mineral property expenses of $0.8 million due to a reduced field season program resulting in a significantly reduced loss of $2.9 million compared to previous third quarter losses. We also incurred a one-time severance cost of $1.5 million relating to staff reductions. During the fourth quarter of 2014, we incurred $0.6 million of mineral property expenses mainly related to assaying costs incurred for the 2014 field program. Our net loss for the fourth quarter of 2014 of $2.0 million is reduced from the fourth quarter net loss of 2013 of $4.9 million mainly due to lower salaries and general and administrative expenses and a high stock-based compensation charge in 2013. Our loss for the first quarter ended February 28, 2015 is significantly reduced compared to the first quarter ended February 28, 2014 due to reduced professional fees, salaries and mineral property expenses. During the first quarter of 2015, we incurred mineral property expense of $0.3 million mainly on community support and project staff salaries as our field season this year is expected to start up early in the third quarter. We also incurred $0.3 million in stock-based compensation expense to recognize the vesting of stock options and DSUs during the first quarter of 2015. During the second quarter of 2015, we incurred $0.3 million in mineral property expenses, the same level of activities as the first quarter of 2015. We also incurred $0.7 million in professional fees during the second quarter of 2015 mainly due to the acquisition of Sunward.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At May 31, 2015, we had $2.7 million in cash and cash equivalents. We expended $1.3 million on operating activities during the six month period ended May 31, 2015, compared with expenditures of $2.3 million for operating activities for the same period in 2014. The majority of cash spent on operating activities during both periods was expended on professional fees, mineral property expenses, general and administrative, and salaries. The decrease in cash spent in the six months ended May 31, 2015 was due to the reduction in mineral property expenses, general and administrative, and salaries mainly due to the decrease in staff at the project and corporate office.

During the six month period ended May 31, 2014, we raised $0.02 million from financing activities due to proceeds received from the exercise of NovaGold Arrangement Options with no comparable amount from financing activities generated in the same period in 2015.

During the six month period ended May 31, 2015 we expended $20,000 cash on investing activities compared to minimal cash spend in 2014. For both periods, the purchases consisted of replacement items for existing equipment.

Subsequent to quarter-end, we closed the acquisition of Sunward resulting in a combined Company cash position over $20 million. As a result of the acquisition, we have sufficient funds to further exploration at the UKMP and have removed our previously disclosed going concern note in the financial statements. We have sufficient working capital for the next twelve months to cover general and administrative expenses and maintain our properties in good standing.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at May 31, 2015 are as follows.

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	1,265	1,265	-	-	-
Office lease	318	81	237	-	-
Total	1,583	1,346	237	-	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. On January 25, 2013, we entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.3 million.

Outstanding share data

At July 7, 2015, we had 103,876,651 common shares issued and outstanding. At July 7, 2015, we had 6,521,740 warrants with a weighted-average exercise price of $1.60, 3,128,333 stock options with a weighted-average exercise price of $0.74, 530,105 NovaGold Arrangement Options with a weighted-average exercise price of $5.06, 833,162 DSUs, 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received, and 2,505,000 Sunward Arrangement Options with a weighted-average exercise price of C$1.08 which expire September 17, 2015.

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

In August 2014, the FASB issued “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Historically, there has been no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This update provides the guidance to clarify when and how management should be assessing their ability to continue as a going concern. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. Early adoption of this standard is permitted. We have early adopted this standard for the fiscal year ending November 30, 2015. The adoption of ASU 2014-15 does not have an impact on the frequency with which we conduct going concern assessments and does not result in significant changes to our disclosure of going concern as we previously complied with appropriate guidance issued by the U.S. Securities and Exchange Commission and guidance under U.S. auditing standards

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets and valuation of stock-based compensation.

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. The acquisition of title to mineral properties is a complicated and uncertain process. We have taken steps, in accordance with industry standards, to verify the title to mineral properties in which we have an interest. Although we have made efforts to ensure that legal titles to our mining assets are properly recorded, there can be no assurance that such titles will be secured indefinitely.

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of our long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Significant estimates are made in assessing the possibility of impairment. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, indications of value from external sources, significant changes in the legal, business or regulatory environment, and adverse changes in the use or physical condition of the asset. These factors are subjective and require consideration at each period end. If an indicator of impairment is determined to exist, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada with some expenses incurred in Canadian dollars. Our exposure is limited to cash of CAD$55,000, accounts receivable of CAD$32,000 and accounts payable of CAD$912,000. Based on a 10% change in the US Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $60,000.

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

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2015. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation. As disclosed previously under Part I -Item 2, Sunward was notified that Luisa Maria Escobar Wolf has filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia to advance a verbal process. We do not consider this to be a material litigation.

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

As previously reported on Form 8-K filed on June 25, 2015, we issued 43,116,312 common shares and options to purchase 2,505,000 common shares in the acquisition of Sunward.

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

Date: July 10, 2015	NOVACOPPER INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Arrangement Agreement, dated April 22, 2015, between NovaCopper and Sunward (incorporated by reference to Exhibit 2.1 to NovaCopper’s Current Report on Form 8-K filed on April 27, 2015)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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