Form 10-Q
period 2015-08-31
NovaCopper Inc.
filed 2015-10-08
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company[ x ]
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

As of October 7, 2015, the registrant had 104,796,421 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
(unaudited)

	in thousands of US dollars
	August 31, 2015	November 30, 2014
	$	$
Assets
Current assets
Cash and cash equivalents	18,365	5,074
Accounts receivable	279	176
Deposits and prepaid amounts	499	575
	19,143	5,825

Plant and equipment (note 3)	510	415
Mineral properties and development costs (note 5)	33,850	30,586
	53,503	36,826
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	1,374	979
	1,374	979
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued – 104,334,683 (2014 – 60,296,365)	135,690	111,833
Warrants (note 7(e))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 7(a,b,c))	17,646	17,089
Contributed surplus – units (note 7(d))	1,318	2,008
Deficit accumulated during the exploration stage	(104,812)	(97,370)
	52,129	35,847
	53,503	36,826

Commitments and contingencies (notes 5, 7, 9, 10)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

		in thousands of US dollars, except share and per share amounts
	For the three months ended		For the nine months ended		Cumulative
					during
	August 31,	August 31,	August 31,	August 31,	exploration
	2015	2014	2015	2014	stage
	$	$	$	$	$
Expenses
Amortization	63	143	299	609	3,134
Foreign exchange loss	62	6	35	16	55
General and administrative	297	312	1,058	1,206	8,864
Investor relations	10	8	20	51	689
Mineral properties expense (note 5(d))	2,912	847	3,530	1,916	57,299
Professional fees	334	17	1,180	843	3,835
Salaries	281	1,508	750	2,659	9,394
Salaries – stock-based compensation (note 7)	211	71	582	321	19,104
Total expenses	4,170	2,912	7,454	7,621	102,374
Other items
Accretion expense	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Interest and other income	(8)	(1)	(12)	(2)	(99)
Loss and comprehensive loss for the period	(4,162)	(2,911)	(7,442)	(7,619)	(104,812)

Basic and diluted loss per common share	$0.04	$0.05	$0.10	$0.14
Weighted average number of common shares outstanding	95,102,738	57,616,244	72,201,091	54,930,547

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	in thousands of dollars, except share amounts
					Contributed	Contributed		Total
	Number of			Contributed	surplus –	surplus –		shareholders’
	shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – November 30, 2013	53,066,656	104,895	-	152	17,248	2,584	(87,722)	37,157
Exercise of NovaGold Arrangement options	46,929	631	-	-	(615)	-	-	16
Private placement	6,521,740	5,068	2,163	-	-	-	-	7,231
NovaGold Performance Share Units	14,166	28	-	(28)	-	-	-	-
Restricted Share Units	492,501	929	-	-	-	(929)	-	-
Deferred Share Units	154,373	282	-	-	-	(282)	-	-
Stock-based compensation	-	-	-	-	(9)	330	-	321
Loss for the period	-	-	-	-	-	-	(7,619)	(7,619)
Balance – August 31, 2014	60,296,365	111,833	2,163	124	16,624	1,703	(95,341)	37,106

Balance – November 30, 2014	60,296,365	111,833	2,163	124	17,089	2,008	(97,370)	35,847
Issuance pursuant to Sunward Arrangement	43,116,312	22,851	-	-	108	-	-	22,959
Restricted Share Units to settle liability	-	-	-	-	-	183	-	183
Exercise of options	7,499	7	-	-	(7)	-	-	-
Restricted Share Units	795,368	819	-	-	-	(819)	-	-
Deferred Share Units	119,139	180	-	-	-	(180)	-	-
Stock-based compensation	-	-	-	-	456	126	-	582
Loss for the period	-	-	-	-	-	-	(7,442)	(7,442)
Balance – August 31, 2015	104,334,683	135,690	2,163	124	17,646	1,318	(104,812)	52,129

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	in thousands of US dollars
	For the three months ended		For the nine months ended		Cumulative
					during
	August 31,	August 31,	August 31,	August 31,	exploration
	2015	2014	2015	2014	stage
	$	$	$	$	$
Cash flows used in operating activities
Loss for the period	(4,162)	(2,911)	(7,442)	(7,619)	(104,812)
Items not affecting cash
Amortization	63	143	299	609	3,154
Accretion	-	-	-	-	2,530
Loss on disposal of equipment	-	-	-	-	7
Issuance of shares as compensation	-	-	-	-	316
Stock-based compensation	211	71	582	321	20,217
Net change in non-cash working capital
Decrease (increase) in accounts receivable	(156)	3	(84)	(160)	(260)
Decrease (increase) in deposits and prepaid amounts	205	142	180	110	(382)
Increase in accounts payable, accrued liabilities	66	237	367	8	1,369
	(3,773)	(2,315)	(6,098)	(6,731)	(77,861)
Cash flows from financing activities
Proceeds from private placement, net	-	7,231	-	7,231	7,231
Proceeds received on exercise of stock options	-	-	-	16	36
Funding provided by NovaGold on the completion of the Plan of Arrangement	-	-	-	-	40,000
Funding provided and expenses paid by NovaGold	-	-	-	-	61,256
Repayment of notes payable	-	-	-	-	(24,000)
Settlement of Restricted Share Units	-	-	-	-	(329)
	-	7,231	-	7,247	84,194
Cash flows used in investing activities
Acquisition of plant & equipment	-	-	(17)	(1)	(3,258)
Acquisition of mineral properties	-	-	-	-	(4,116)
Proceeds from disposition of equipment	7	-	7	-	7
Cash acquired through Sunward Arrangement	19,399	-	19,399	-	19,399
	19,406	-	19,389	(1)	12,032
Increase in cash and cash equivalents	15,633	4,916	13,291	515	18,365
Cash and cash equivalents – beginning of period	2,732	2,083	5,074	6,484
Cash and cash equivalents – end of period	18,365	6,999	18,365	6,999	18,365

(See accompanying notes to the interim consolidated financial statements)

	in thousands of US dollars
	For the three months ended		For the nine months ended		Cumulative
					during
	August 31,	August 31,	August 31,	August 31,	exploration
	2015	2014	2015	2014	stage
	$	$	$	$	$
Non-cash investing and financing activities
Issuance of common shares to NovaGold to acquire NovaCopper US Inc.	-	-	-	-	27,280
Issuance of common shares and arrangement options on acquisition of Sunward	22,959	-	22,959	-	22,959
Notes payable assumed on acquisition of Ambler lands	-	-	-	-	21,471
Issuance of common shares by NovaGold to acquire Ambler lands	-	-	-	-	5,000

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Notes to the Consolidated Financial Statements

1	Nature of operations

NovaCopper Inc. (“NovaCopper” or the “Company”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties with a focus on the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”).

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

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiaries, NovaCopper US, Sunward Resources ULC, Sunward Investments Ltd., and Sunward Resources Limited (“Sunward BVI”). Sunward BVI registered a branch, Sunward Resources Sucursal Colombia, to do business in Colombia. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 7, 2015.

All figures are in United States dollars unless otherwise noted.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of August 31, 2015, our results of operations and cash flows for the three and nine months ended August 31, 2015 and 2014. The results of operations for the three and nine months ended August 31, 2015 are not necessarily indicative of the results to be expected for the year ending November 30, 2015.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities on February 6, 2015.

Recent accounting pronouncements

i.	Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. Upon adoption, certain financial reporting disclosures will be eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows. As a result of adopting the standard, we will no longer include the cumulative during exploration stage column currently presented on our statement of loss and comprehensive loss and the statement of cash flows. We plan to adopt for our fiscal year ended November 30, 2016.

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

3	Plant and equipment

	in thousands of US dollars
	August 31, 2015
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(21)	25
Leasehold improvements	32	(18)	14
Computer hardware and software	101	(69)	32
Alaska, USA
Machinery and equipment	2,887	(2,773)	114
Vehicles	275	(255)	20
Computer hardware and software	31	(31)	-
Antioquia, Colombia
Machinery and equipment	206	(16)	190
Leasehold improvements	73	(7)	66
Vehicles	52	(4)	48
Computer hardware and software	1	-	1
	3,704	(3,194)	510

	in thousands of US dollars
	November 30, 2014
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(15)	31
Leasehold improvements	32	(13)	19
Computer hardware and software	98	(44)	54
Alaska, USA
Machinery and equipment	2,833	(2,579)	254
Vehicles	275	(218)	57
Computer hardware and software	31	(31)	-
	3,315	(2,900)	415

4	Acquisition of Sunward Resources Ltd.

On April 22, 2015, the Company entered into a definitive agreement to acquire all of the issued and outstanding common shares of Sunward Resources Ltd. (“Sunward”), a publicly listed company on the Toronto Stock Exchange, by way of a court-approved plan of arrangement (the “Sunward Arrangement”). Shareholders of each of NovaCopper and Sunward voted in favour of the Sunward Arrangement at special meetings held on June 15, 2015. The companies received all regulatory, court and stock exchange approvals required and closed the Sunward Arrangement on June 19, 2015. Under the terms of the Sunward Arrangement, Sunward shareholders received 0.3 of a NovaCopper common share for each Sunward common share held. On June 19, 2015, the Company issued 43,116,312 common shares to Sunward shareholders and holders of Sunward deferred share units pursuant to the Sunward Arrangement. Each Sunward stock option outstanding was exchanged for a fully-vested option (“Sunward Arrangement Option”) to purchase NovaCopper common shares for a period of 90 days, such number and exercise price were adjusted based on an exchange ratio of 0.3 NovaCopper options for each Sunward option. Sunward had 8,350,000 options outstanding immediately prior to consummation of the arrangement. As a result, 2,505,000 Sunward Arrangement options were exchanged for the Sunward options. Consideration transferred to consummate the Sunward Arrangement comprised of the issuance of 43,116,312 common shares valued at $22.9 million and 2,505,000 Sunward Arrangement options valued at $0.1 million. The value of the common shares issued was calculated based on the closing price of NovaCopper common shares on June 18, 2015 of $0.53, the date of last trading prior to the closing of the acquisition. The fair value of the Sunward Arrangement options were determined using the Black-Scholes option pricing model.

Assumptions used in the pricing model in the measurement of the fair value of the Sunward Arrangement options are as follows:

Risk-free interest rates	0.62%
Exercise price	CAD$0.54-6.27
Expected life	0.245years
Expected forfeiture rate	0%
Expected volatility	50.2%
Expected dividends	Nil

This acquisition has been accounted for as a business combination under ASC 805. NovaCopper incurred $0.8 million in acquisition costs related to the Sunward Arrangement. The acquisition costs for the Sunward Arrangement are included in professional fees on the consolidated statement of loss and comprehensive loss for the three and nine month period ended August 31, 2015.

The consolidated financial statements included herein reflect our results of operations for the three months and nine months ended August 31, 2015, including those of Sunward since the June 19, 2015 acquisition date. We have determined that the functional currency for our Colombian operations acquired from Sunward is the U.S. dollar.

As permitted under ASC 805, we are in the process of determining the fair value of assets acquired and liabilities assumed on the acquisition of Sunward. The process of determining fair value for certain assets including plant and equipment and mineral properties and development costs requires a high degree of judgement. The following summarizes the consideration paid and preliminary estimates of fair value of assets acquired and liabilities assumed (in thousands):

in thousands of US dollars
Consideration:	$
Common Shares issued (43,116,312 at $0.53 per share)	22,851
Sunward Arrangement options	108
Total consideration	22,959

Fair value of net assets acquired:
Cash	19,399
Accounts receivable	19
Deposits and prepaid amounts	104
Plant and equipment	343
Mineral properties and developments costs	3,264
Accounts payable and accrued liabilities	(170)
Net Assets	22,959

The net loss of Sunward since June 19, 2015, the acquisition date, included in these consolidated financial statements is $0.2 million. The unaudited pro-forma financial information below summarizes the combined results of our as if the acquisition occurred as of the beginning of fiscal 2015. The pro-forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of December 1, 2014.

in thousands of US dollars, except share and per share amounts
August 31, 2015
$
Net loss	9,824
Basic and diluted loss per common share	$0.09

5	Mineral properties and development costs

in thousands of US dollars
	November 30, 2014	Acquisition costs	August 31, 2015
	$	$	$
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
Antioquia, Colombia
Titiribi (c)	-	3,264	3,264
	30,586	3,264	33,850

(a)	Ambler

On January 11, 2010, NovaGold, through a wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt. As consideration, NovaGold, issued 931,098 shares with a fair value of $5.0 million and agreed to make two cash payments to the vendor of $12.0 million each in January 2011 and January 2012, for total consideration of $29.0 million. The fair value of these cash payments were $21.4 million valued at the transaction date using a discount rate of approximately 8%. The January 2011 payment was made on January 7, 2011 and the January 2012 payment was made in advance on August 5, 2011. Total fair value of the consideration was $26.5 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the owner of the property can purchase at any time for a one-time payment of $10.0 million.

Prior to the acquisition in 2010, NovaGold held an option to earn a 51% interest in the property which was terminated upon entering into the purchase and sale agreement.

As discussed in note 1, the property was acquired on October 17, 2011 by NovaCopper US through a purchase and sale agreement with AGC.

(b)	Bornite

On October 19, 2011, NovaCopper US acquired the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands and lands deeded to NANA through the ANCSA, located adjacent to the Ambler lands in Northwest Alaska. As consideration, NovaCopper US paid $4.0 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects through an Exploration Agreement and Option to Lease with NANA. NANA also has the right to appoint a member to NovaCopper’s board of directors before April 2017. Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the percent which is determined by the classification of land from which production originates.

(c)	Titiribi

On June 19, 2015, NovaCopper completed the arrangement with Sunward. As a result, the Company, through its wholly owned subsidiaries, Sunward BVI and its branch Sunward Resources Sucursal Colombia owns 100% of the Titiribi gold-copper exploration project located southwest of the city of Medellin, in Antioquia Department, Colombia.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the three and nine months ended August 31, 2015 and 2014.

	in thousands of dollars
	Three months ended		Nine months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
	$	$	$	$
Alaska, USA
Community	26	35	75	69
Drilling	701	-	701	-
Engineering	254	5	271	107
Environmental	73	20	77	35
Geochemistry and geophysics	34	50	34	50
Land and permitting	95	92	291	281
Other income	(209)	-	(209)	-
Project support	1,098	221	1,185	367
Wages and benefits	699	424	964	1,007
	2,771	847	3,389	1,916
Antioquia, Colombia
Assaying	2	-	2	-
Land and permitting	6	-	6	-
Project support	45	-	45	-
Professional fees	26	-	26	-
Wages and benefits	62	-	62	-
	141	-	141	-
Mineral property expense	2,912	847	3,530	1,916

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to August 31, 2015 is $57.2 million. Cumulative mineral properties expense in Colombia from the acquisition date to August 31, 2015 is $0.1 million.

6	Accounts payable and accrued liabilities

	in thousands of dollars
	August 31, 2015	November 30, 2014
	$	$
Trade accounts payable	408	36
Accrued liabilities	908	410
Accrued salaries and vacation	58	533
Accounts payable and accrued liabilities	1,374	979

At November 30, 2014, accrued salaries and vacation included $384,000 of accrued and unpaid bonuses relating to services provided by officers during the year ended November 30, 2013. During the three months ended August 31, 2015, the obligation was settled through the issuance of 458,032 RSUs and a cash payment of $155,000.

7	Share capital

Authorized:
          unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2013	53,066,656	104,895
Exercise of NovaGold Arrangement Options	46,929	631
NovaGold Performance Share Units	14,166	28
Private placement	6,521,740	5,068
Restricted Share Units	492,501	929
Deferred Share Units	154,373	282
November 30, 2014	60,296,365	111,833
Issued pursuant to the Sunward Arrangement	43,116,312	22,851
Exercise of options	7,499	7
Restricted Share Units	795,368	819
Deferred Share Units	119,139	180
August 31, 2015, issued and outstanding	104,334,683	135,690

On April 30, 2012 (the “Effective Date”), under the NovaGold arrangement, NovaGold distributed its interest in NovaCopper to the shareholders of NovaGold on the basis that each shareholder received one share in NovaCopper for every six shares of NovaGold held on the record date. NovaCopper committed to issue up to 6,181,352 common shares to satisfy holders of NovaGold warrants (“NovaGold Warrants”), performance share units (“NovaGold PSUs”) and deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012 on the same basis as NovaGold shareholders under the NovaGold Arrangement. When a warrant is exercised or a unit becomes vested, NovaCopper has committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. An amount of $12.2 million was recorded in contributed surplus representing a pro-rated amount of the historical NovaGold investment based on the fully diluted number of common shares at the Effective Date.

Refer to note 4 for a description of common shares issued pursuant to the Sunward Arrangement.

As of August 31, 2015, 20,685 NovaGold DSUs remain outstanding, which will settle upon certain directors retiring from NovaGold’s board.

(a) Stock options

During the period ended August 31, 2015, 1,728,350 options (August 31, 2014 nil options) at a weighted-average exercise price of CAD$0.61 were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.21.

For the nine month period ended August 31, 2015, NovaCopper recognized a stock-based compensation charge of $0.43 million (August 31, 2014 - $0.01 million) for options granted to directors, employees and services providers, net of forfeitures.

The fair value of the stock options recognized in the period has been estimated using an option pricing model.

Assumptions used in the pricing model for the period are as provided below:

August 31, 2015
Risk-free interest rates	0.41%-1.12%
Exercise price	CAD$0.50-0.62
Expected life	3.0 years
Expected forfeiture rate	0%-5%
Expected volatility	59.1-59.5%
Expected dividends	Nil

As of August 31, 2015, there were 1,308,910 non-vested options outstanding with a weighted average exercise price of $0.69; the non-vested stock option expense not yet recognized was $0.1 million, and this expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

		August 31, 2015
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	1,741,666	1.11
Granted	1,728,350	0.47
Exercised	(33,333)	0.47
Forfeited	(200,000)	0.92
Balance – end of period	3,236,683	0.71

The following table summarizes information about the stock options outstanding at August 31, 2015.

		Stock options - outstanding		Stock options - exercisable		Unvested
					Weighted
			Weighted		average
	Number of	Weighted	average exercise	Number of	exercise	Number of
	outstanding	average years	price	exercisable	price	unvested
Range of price	options	to expiry	$	options	$	options
$0.38 to $0.99	3,181,683	4.17	0.69	1,882,773	0.70	1,298,910
$1.00 to $1.51	55,000	2.67	1.51	45,000	1.51	10,000
	3,236,683	4.14	0.71	1,927,773	0.72	1,308,910

The aggregate intrinsic value of vested share options (the market value less the exercise price) at August 31, 2015 was $0.07 million (August 31, 2014 – $nil). The aggregate intrinsic value of options exercised during the nine month period ended August 31, 2015 was $nil.

(b) NovaGold Arrangement Options

Under the NovaGold arrangement, holders of NovaGold stock options received one option in NovaCopper for every six options held in NovaGold (“NovaGold Arrangement Options”). No stock options granted by NovaGold after April 30, 2012 are subject to the NovaGold arrangement. All NovaGold Arrangement Options are vested.

For the nine month period ended August 31, 2015, NovaCopper recognized a stock-based compensation charge of $nil (August 31, 2014 - $0.01 million) for NovaGold Arrangement Options, net of forfeitures.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		August 31, 2015
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	721,415	5.06
Forfeited	(4,356)	4.48
Expired	(186,954)	2.97
Balance – end of period	530,105	4.89

The following table summarizes information about the NovaGold Arrangement Options outstanding at August 31, 2015:

		Outstanding and exercisable
			Weighted average
	Number of outstanding	Weighted average	exercise price
Range of price	options	years to expiry	$
$ 2.82 to $ 3.99	49,998	1.58	2.97
$ 4.00 to $ 5.99	295,071	0.91	4.99
$ 6.00 to $ 6.59	185,036	0.90	6.29
	530,105	0.97	4.89

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise price) at August 31, 2015 was $0.04 million (August 31, 2014 - $0.11 million).

(c) Sunward Arrangement Options

Under the Sunward Arrangement, each Sunward stock option outstanding was exchanged for a fully-vested Sunward Arrangement Option to purchase NovaCopper common shares for a period of 90 days, such number and exercise price adjusted based on an exchange ratio of 0.3 NovaCopper options for each Sunward option. All Sunward Arrangement Options are vested and additional expenses have been recognized as of August 31, 2015.

For the three nine month period ended August 31, 2015, NovaCopper recognized a stock-based compensation charge of $0.03 million for Sunward Arrangement Options, net of forfeitures. The stock-based compensation charge represents the excess of fair value of the Sunward Arrangement Options over the fair value of the Sunward options immediately before the consummation of the arrangement. The fair value of the Sunward Arrangement Options recognized in the period has been estimated using an option pricing model. Refer to note 4 for assumptions used in the pricing model for the period.

A summary of the Sunward Arrangement Options and changes during the period ended is as follows:

		August 31, 2015
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	-	-
Options exchanged pursuant to Sunward Arrangement	2,505,000	0.82
Balance – end of period	2,505,000	0.82

The following table summarizes information about the Sunward Arrangement Options outstanding at August 31, 2015.

	Outstanding and exercisable
			Weighted average
	Number of outstanding	Weighted average	exercise price
Range of price	options	years to expiry	$
$ 0.54 to $ 0.99	1,998,000	0.05	0.49
$ 1.00 to $ 1.99	67,500	0.05	1.20
$ 2.00 to $ 6.27	439,500	0.05	2.24
	2,505,000	0.05	0.82

The Sunward Arrangement Options expire on September 17, 2015. Subsequent to quarter end, 347,999 Sunward Arrangement Options were exercised for proceeds of approximately CDN$188,000, and 2,022,001 expired. On September 16, 2015, the Compensation Committee of the Board of Directors approved the amendment of the expiry date of 135,000 Sunward Arrangement Options granted to Mr. Ricardo Duarte from September 17, 2015 to November 16, 2015 (the “Duarte Amendment”) in order to allow Mr. Duarte’s estate time to complete certain administrative matters associated with winding up Mr. Duarte’s estate following his death in late July.

The aggregate intrinsic value of vested Sunward Arrangement Options (the market value less the exercise price) at August 31, 2015 was $0.19 million.

(d) Restricted Share Units (“RSUs”) and Deferred Share Units (“DSUs”)

A summary of the Company’s unit plans and changes during the period ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	337,336	838,350
Granted	458,032	263,952
Vested/paid	(795,368)	(119,139)
Balance – end of period	-	983,163

On July 28, 2015, 458,032 RSUs were granted to officers vesting immediately to settle obligations previously accrued, refer to note 6.

For the nine months ended August 31, 2015, NovaCopper recognized a stock-based compensation charge of $0.12 million (August 31, 2014 - $0.30 million), net of forfeitures, for RSUs and DSUs.

(e) Share Purchase Warrants

A summary of the Company’s warrants and changes during the period ended is as follows:

			Weighted average
	Number of	Weighted average	exercise price
	Warrants	years to expiry	$
Balance – beginning of period	6,521,740	3.85	1.60
Balance – end of period	6,521,740	3.85	1.60

8	Financial Instruments

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

(a) Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States, Canada, and Colombia with some expenses incurred in Canadian dollars and Colombian pesos. The Company’s exposure to the Canadian dollar (“CDN”) is limited to cash of CDN$130,000, accounts receivable of CDN$56,000, deposits and prepaid amounts of CDN$147,000, and accounts payable of CDN$390,000. Based on a 10% change in the US-CDN exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $4,000. The Company’s exposure to the Colombian peso (“COP”) is limited to cash of COP 272 million, deposits and prepaid amounts of COP 106 million, and accounts payable of COP 44 million. Based on a 10% change in the US-COP exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $10,000.

(b) Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions which are composed of financial instruments issued by Canadian banks and with a Colombian financial institution. The Company’s accounts receivable consist of GST receivable from the Federal Government of Canada and receivables due for camp and management services provided to other parties. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at August 31, 2015 are as follows.

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,374	1,374	-	-	-
Office leases (note 9)	354	64	214	76	-
	1,728	1,438	214	76	-

(d) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2015, a 1% change in interest rates would result in a change in net loss of $0.2 million, assuming all other variables remain constant.

9	Commitment

The Company has commitments in respect of office leases requiring future minimum lease payments as follows:

in thousands of dollars
August 31, 2015
$
2015	64
2016	214
2017	76
Total	354

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.26 million. As part of the acquisition of Sunward, the Company assumed an office lease in Vancouver, expiring on February 28, 2017, with a remaining commitment of $0.05 million, and two office leases in Colombia, expiring on November 30, 2015 and April 30, 2016 respectively, with a total remaining commitment of $0.04 million.

10	Contingencies

Notice of Lawsuit received over alleged environmental violation

In July 2015, Sunward was notified that Luisa Maria Escobar Wolf (“Escobar-Wolf”) had filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia to advance a verbal process. Previously, on April 28, 2014, Sunward received notice that Escobar-Wolf filed an arbitral action against Sunward pursuant to the arbitration clause contained in an easement agreement under which Sunward had acquired certain land access rights at the Titiribi Project. Escobar-Wolf alleges that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and is seeking, amongst other things, damages totalling COP2,623,203,975 (approx. US$0.84 million).

Previously, during 2013, Corantioquia, the environmental agency for the Colombian State of Antioquia, investigated allegations that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and on December 12, 2013, Corantioquia issued resolution No. 13128232 dismissing the allegations as the environmental agency’s internal studies showed that the water table levels are within acceptable, documented norms. The allegations made by Escobar-Wolf are the same ones Corantioquia investigated during 2013 and dismissed by the environmental agency. We have engaged legal counsel in Columbia to vigorously and expeditiously defend our position, we believe that the Escobar-Wolf claim is without merit but it is too early to predict the outcome of the verbal process or the ultimate impact.

Investigation of alleged failure to obtain water permits

During 2013 Corantioquia notified Sunward of administrative proceedings which would have required a suspension of drilling activities resulting from what the agency alleged to be an omission in failure to obtain a water permit or concession. On October 31 and December 30, 2013, Sunward received notices that Corantioquia had lifted the suspension on future drilling activities but is still considering whether to assess a penalty for failure to obtain water permits. We have received no further correspondence from Corantioquia on an assessment to date.

11	Segment information

The Company’s reportable segments are based on geographic region for the Company’s operations. General corporate activities not associated with operating units and their various exploration activities are presented as corporate and other.

For the three months ended August 31, 2015:

		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Amortization	19	30	14	63
Foreign exchange loss	4	27	31	62
Interest and other income	-	-	(8)	(8)
Mineral properties expense	2,731	124	57	2,912
Overhead costs	47	-	1,086	1,133
Loss for the period	2,801	181	1,180	4,162

For the three months ended August 31, 2014:
		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Amortization	131	-	12	143
Foreign exchange loss	-	-	6	6
Interest and other income	-	-	(1)	(1)
Mineral properties expense	636	-	211	847
Overhead costs	774	-	1,142	1,916
Loss for the period	1,541	-	1,370	2,911

For the nine months ended August 31, 2015:

		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Amortization	231	30	38	299
Foreign exchange loss	7	27	1	35
Interest and other income	-	-	(12)	(12)
Mineral properties expense	3,279	124	127	3,530
Overhead costs	79	-	3,511	3,590
Loss for the period	3,596	181	3,665	7,442

For the nine months ended August 31, 2014:
		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Amortization	576	-	33	609
Foreign exchange loss	2	-	14	16
Interest and other income	-	-	(2)	(2)
Mineral properties expense	1,602	-	314	1,916
Overhead costs	1,032	-	4,048	5,080
Loss for the period	3,212	-	4,407	7,619

Other segment information regarding mineral properties and development costs, plant and equipment, assets and liabilities, was as follows:

As of August 31, 2015:
		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Mineral properties and development costs	30,586	3,264	-	33,850
Plant and equipment	134	305	71	510
Assets	31,303	3,691	18,509	53,503
Liabilities	(1,072)	(15)	(287)	(1,374)

As of November 30, 2014:
		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Mineral properties and development costs	30,586	-	-	30,586
Plant and equipment	311	-	104	415
Assets	5,439	-	31,387	36,826
Liabilities	(924)	-	(55)	(979)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating to anticipated activity with respect to the AMDIAR, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects and Titiribi Project, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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
  continued good relationships with local communities and other stakeholders;
  our expectations regarding demand for equipment, skilled labour and services needed for exploration and development of mineral properties;
  assumptions regarding the merit of litigation; and
  our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

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
  risks arising from the Company’s acquisition of Sunward including political risk, international operations, changes in laws or policies, foreign taxation, foreign investment regimes, exchange control, corruption risk, labour matters and employee relations, seizure or expropriation of assets, or delays or the inability to obtain necessary governmental permits, licenses and regulatory approvals in foreign jurisdictions; including guerilla and other criminal activity;
  risks and uncertainties relating to the integration of the acquisition, including the Company’s policies, procedure sand controls;
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

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated October 7, 2015 and provides an analysis of our unaudited interim financial results for the quarter ended August 31, 2015.

The following information should be read in conjunction with our August 31, 2015 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2014. A summary of our accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada, references to “U.S. dollars”, “$” or “US$” are to the currency of the United States and references to “Colombian pesos” or “COP” are to the currency of the Republic of Colombia.

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

Description of business

We are a base metals exploration company focused on exploring and developing the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”). Our Upper Kobuk Mineral Projects, or UKMP Projects, consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project; and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project. We also own, through wholly owned subsidiaries, a 100% interest in a gold-copper exploration project in Colombia.

Recent activities

Acquisition of Sunward Resources Ltd.

On June 19, 2015, the Company completed a Plan of Arrangement (“Arrangement”) with Sunward Resources Ltd. (“Sunward”), a publicly listed company on the TSX, resulting in the acquisition of Sunward by NovaCopper. Under the terms of the Arrangement, Sunward shareholders received 0.3 of a NovaCopper common share for each Sunward common share held resulting in the Company issuing approximately 43.1 million common shares to Sunward shareholders and Sunward directors holding Sunward deferred share units. Each Sunward stock option outstanding was exchanged for a fully-vested Sunward Arrangement Option to purchase NovaCopper common shares for a period of 90 days, such number and exercise price were adjusted based on an exchange ratio of 0.3. A total of 2,505,000 Sunward Arrangement Options were issued to holders of Sunward stock options at closing. Subsequent to the closing of the Arrangement, 347,999 Sunward Arrangement Options were exercised for proceeds of approximately C$188,000, and 2,022,001 expired on September 17, 2015. On September 16, 2015, the Compensation Committee of the Board of Directors approved the amendment of the expiry date of 135,000 Sunward Arrangement Options granted to Mr. Ricardo Duarte from September 17, 2015 to November 16, 2015 (the “Duarte Amendment”) in order to allow Mr. Duarte’s estate time to complete certain administrative matters associated with winding up Mr. Duarte’s estate following his death in late July. The total purchase consideration was $23.0 million. For further information, please refer to note 4 of the Company’s Q3 consolidated financial statements.

The combination of NovaCopper and Sunward has created a strong balance sheet to advance the UKMP Projects. The Company plans to advance the Arctic deposit towards pre-feasibility over the next two to three years. Meanwhile, plans are underway to review the exploration potential and maximize shareholder value at the 100%-owned Titiribi exploration asset in Colombia. Since June 19, 2015, the acquisition date, to August 31, 2015, the expenditures of Sunward’s operations have been $0.2 million. Management expects the future expenditure level for Sunward to be consistent.

Upper Kobuk Mineral Projects

At the end of August 2015, the Company successfully completed the 2015 field program in support of the Arctic deposit pre-feasibility. In total, fourteen diamond drill holes were completed amounting to a total of 3,055 meters drilled. The 2015 in-fill drill program was designed to evaluate vertical and lateral continuity of the high-grade polymetallic copper-zinc-lead-gold-silver mineralization in support of upgrading inferred resources to measured and indicated classification. In addition to the twelve resource estimation drill holes, two drill holes were completed to support preliminary rock mechanics and geotechnical studies and a hydrogeological assessment of the proposed Arctic open-pit. The two geotech holes were drilled into separate areas of the high-wall and will be used to support preliminary pit slope design and guide future geotechnical and hydrogeological site investigations. Results from the drill program will be released during the fall of 2015 as they become available and will be used to advance our understanding of the Arctic geology model.

In addition to the drilling, the Company also conducted a civil geotechnical assessment of potential site infrastructure and waste management facilities locations. The Company initiated acid-base-accounting static and kinetic test work to support waste rock characterization efforts at Arctic and completed 34,000 acres of wetlands delineation within the project area. Environmental baseline data collection continued and a project-wide LiDAR survey was commenced. The Company continues to work closely with NANA, our Alaska Native Corporation partner, to focus efforts on community relations and workforce development strategies.

During the nine months ended August 31, 2015, we continued our efforts on supporting the Alaska Industrial Development Export Authority (“AIDEA”) in working towards drafting an Environmental Impact Statement (“EIS”) as prescribed under the National Environmental Policy Act process to permit the Ambler Mining District Industrial Access Road (“AMDIAR”). The AMDIAR is anticipated to provide access to the Ambler mining district and our UKMP – Arctic and Bornite. The Consolidated Right of Way application document in respect of the AMDIAR is substantially complete. In the first quarter of 2015, the United States Army Corps of Engineers (“USACE”) selected HDR, Inc. as the third party environmental engineer to manage the EIS process on behalf of the USACE. In light of the recent drop in oil prices, the Government of Alaska is reviewing all spending across all State of Alaska entities. Notwithstanding the review, we anticipate the permitting process will continue and expect a decision from the State of Alaska in that regard during the fourth quarter.

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

As consideration, NovaCopper paid $4.0 million to NANA upon signing the NANA agreement and gave NANA the right to appoint a member to NovaCopper’s board of directors within a five year period following our public listing on a stock exchange which occurred in April 2012. NANA has not exercised their right to appoint a board member at this time. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share. The completion of the agreement with NANA creates a total land package which incorporates our Ambler lands with the adjacent Bornite and ANCSA lands for a total of approximately 352,900 acres (142,831 hectares).

NANA would also be granted a net smelter return royalty between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the particular area of land from which production originates.

We have accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed.

Titiribi Project

On June 19, 2015, NovaCopper completed the arrangement with Sunward. As a result, NovaCopper, through wholly-owned subsidiaries owns 100% of the Titiribi gold-copper exploration project located approximately 70 kilometers southwest of the city of Medellin, in Antioquia Department, Colombia. The Titiribi project’s principle mining title is concession 5085, which was created by the consolidation of five concessions and four exploration licenses. This concession, comprising of an area of 3,919 hectares, was registered with the National Mining Registry on April 18, 2013 and expires in 2043.

We have accounted for the Titiribi property as a mineral property with the original acquisition costs capitalized and current exploration costs expensed; with any future exploration costs to be expensed.

Summary of results

			in thousands of dollars,
			except for per share amounts
Selected financial results	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,
	2015	2014	2015	2014
	$	$	$	$
Amortization	63	143	299	609
General and administrative	297	312	1,058	1,206
Mineral properties expense	2,912	847	3,530	1,916
Professional fees	334	17	1,180	843
Salaries	281	1,508	750	2,659
Salaries – stock-based compensation	211	71	582	321
Loss and comprehensive loss for the period	4,162	2,911	7,442	7,619
Basic and diluted loss per common share	$0.04	$0.05	$0.10	$0.14

For the three month period ended August 31, 2015, we reported a net loss of $4.2 million (or $0.04 basic and diluted loss per common share) compared to a net loss of $2.9 million for the corresponding period in 2014 (or $0.05 basic and diluted loss per common share). This variance was primarily due to an increase in mineral properties expense and professional fees offset by a decrease in salaries. Mineral properties expense increased to $2.9 million in the three months ended August 31, 2015 from $0.8 million for the three months ended August 31, 2014 due to the differing magnitude of the field programs in 2015 and 2014. In 2015, we completed fourteen diamond drill holes amounting to 3,055 meters at the Arctic Project, as well as engineering and environmental site investigations. In 2014, we completed a re-sampling program and re-assayed approximately 13,000 meters of drill core at the Bornite Project. Professional fees increased by $0.3 million due to the closing of the Sunward acquisition and related transaction costs during the three months ended August 31, 2015. Offsetting the increase in mineral property expenses and professional fees is a decrease in salaries due a cost reduction plan implemented in the 3rd quarter of 2014 that reduced the number of employees in the corporate office. The salaries in 2014 also included a one-time severance cost of $1.3 million paid to former employees.

Other differences in the three months ended August 31, 2015 compared to the three months ended August 31, 2014 resulted from a reduction in amortization, general and administrative, and an increase in stock-based compensation. Amortization expenses decreased by $0.08 million due to the timing of capital asset purchases and resulted amortization expense. General and administrative costs during the three months ended August 31, 2015 was consistent with the corresponding period in 2014. Stock-based compensation increased by $0.1 million largely due to no options being granted during the nine months ended August 31, 2014.

For the nine months ended August 31, 2015, NovaCopper reported a net loss of $7.4 million (or $0.10 basic and diluted loss per common share) compared to a net loss of $7.6 million for the corresponding period in 2014 (or $0.14 basic and diluted loss per common share). This variance was primarily due a reduction of salary expense to $0.8 million compared to $2.7 million in 2014, and offset against an increase in mineral properties expense of $1.6 million. The reduction of salaries was due to the same reasons as discussed above. The mineral properties expense increased to $3.5 million in the nine months ended August 31, 2015 from $1.9 million for the nine months ended August 31, 2014. As discussed above, the difference relates to the magnitude of the field programs undertaken in 2015 and 2014. In the first half of 2014, we were engaged in the update to the Bornite Project resource estimate, a report involving technical and engineering consulting; no comparable expenditure was incurred in 2015.

Other differences in the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014 resulted from a reduction in amortization expenses and general and administrative expenses offset by an increase in stock-based compensation expense and professional fees. As noted above, amortization expense decreased due to the timing of capital asset purchases. General and administrative costs were reduced from $1.2 million in the nine months ended August 31, 2014 to $1.1 million in the nine months ended August 31, 2015 due to continued cost reduction efforts mainly as a result of the reduced corporate office size and lower travel expenditures. Offsetting the reduction in expenses is an increase in non-cash stock-based compensation charge of $0.3 million, and an increase in professional fees of $0.3 million. Total stock-based compensation expense recognized for the nine months ended August 31, 2015 was $0.6 million which included expense of $0.5 million from options granted to directors, employees and service providers under the NovaCopper stock option plan and $0.1 million DSUs granted to directors during the period. For the comparable nine months ended August 31, 2014, no stock based compensation grants occurred resulting in minimal expense from previously granted options and RSU units being expensed in the period. Total professional fees of $1.2 million were incurred during the nine months ended August 31, 2015, of which $0.8 million was related to transaction costs related to the closing of the Sunward acquisition, and the remaining relating to general legal and professional expenses. For the comparable period of 2014, we incurred $0.8 million of professional fees primarily related to the financing preparation costs including the filing of a preliminary prospectus supplement on February 19, 2014 which was not completed.

Selected financial data

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

	in thousands of dollars,
	except per share amounts
	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013
	08/31/15	05/31/15	02/28/15	11/30/14	08/31/14	05/31/14	02/28/14	11/30/13
	$	$	$	$	$	$	$	$
Interest and other income	8	4	-	-	1	-	1	4
Mineral property expenses	2,912	291	327	596	847	489	580	1,134
Loss for the period	(4,162)	(1,750)	(1,530)	(2,029)	(2,911)	(2,093)	(2,616)	(4,931)
Loss per common share – basic and diluted	(0.04)	(0.03)	(0.03)	(0.03)	(0.05)	(0.04)	(0.05)	(0.09)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition of Sunward and financing activities.

During the fourth quarter of 2013, stock-based compensation of $1.4 million was recorded due to an acceleration of expense as a result of the cancelling of 5,710,000 stock options during the period. All expense for unvested options was accelerated and included in the fourth quarter of 2013. During the first quarter of 2014, we incurred $0.1 million of stock-based compensation expense due to the prior acceleration of expense in the fourth quarter of 2013. As a result, our loss for the first quarter ended February 28, 2014 was significantly reduced. During the second quarter of 2014, we incurred $0.5 million in mineral property expenses as our field season start-up in 2014 occurred in July, which was later than in previous years. As a result, no field season activity costs were incurred in the second quarter of 2014 resulting in a significantly reduced loss of $2.1 million for the second quarter of 2014 compared to previous second quarter losses. During the third quarter of 2014, we incurred mineral property expenses of $0.8 million due to a reduced field season program resulting in a significantly reduced loss of $2.9 million compared to previous third quarter losses. We also incurred a one-time severance cost of $1.5 million relating to staff reductions. During the fourth quarter of 2014, we incurred $0.6 million of mineral property expenses mainly related to assaying costs incurred for the 2014 field program. Our net loss for the fourth quarter of 2014 of $2.0 million is reduced from the fourth quarter net loss of 2013 of $4.9 million mainly due to lower salaries and general and administrative expenses and a high stock-based compensation charge in 2013. Our loss for the first quarter ended February 28, 2015 is significantly reduced compared to the first quarter ended February 28, 2014 due to reduced professional fees, salaries and mineral property expenses. During the first quarter of 2015, we incurred mineral property expense of $0.3 million mainly on community support and project staff salaries as our field season this year did not commence until early in the third quarter. We also incurred $0.3 million in stock-based compensation expense to recognize the vesting of stock options and DSUs during the first quarter of 2015. During the second quarter of 2015, we incurred $0.3 million in mineral property expenses, the same level of activities as the first quarter of 2015. We also incurred $0.7 million in professional fees during the second quarter of 2015 mainly due to the acquisition of Sunward. During the third quarter of 2015, we incurred mineral property expenses of $2.9 million as we completed our drilling program. As a result, our loss for the third quarter ended August 31, 2015 is higher compared to previous third quarter losses.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At August 31, 2015, we had a strong balance of $18.4 million in cash and cash equivalents. We expended $6.1 million on operating activities during the nine month period ended August 31, 2015, compared with expenditures of $6.7 million for operating activities for the same period in 2014. The majority of cash spent on operating activities during both periods was expended on professional fees, mineral property expenses, general and administrative costs, and salaries. The decrease in cash spent in the nine months ended August 31, 2015 was mainly due to the reduction in staff at the corporate office offset against higher mineral properties expense and professional fees for the Sunward acquisition. As at August 31, 2015, the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements for the next two years.

During the nine month period ended August 31, 2014, we raised $7.2 million in net proceeds from the completion of a private placement in July 2014. There was no comparable amount financing in the same period in 2015.

During the nine month period ended August 31, 2015, we generated $19.4 million on investing activities through the acquisition of Sunward. There was no comparable amount from investing activities generated in the same period in 2014.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at August 31, 2015 are as follows:

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	1,374	1,374	-	-	-
Office lease	354	64	290	-	-
Total	1,728	1,438	290	-	-

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.26 million. As part of the acquisition of Sunward, the Company assumed an office space lease in Vancouver, expiring on February 28, 2017, with a remaining commitment of $0.05 million, and two office leases in Colombia, expiring on November 30, 2015 and April 30, 2016 respectively, with a total remaining commitment of $0.04 million.

The 2015 annual rental payment to the State of Alaska, due on November 30, 2015, to maintain the mineral claims in good standing is approximately $388,000.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office space with a remaining total commitment of $0.4 million.

Outstanding share data

At October 7, 2015, we had 104,796,421 common shares issued and outstanding. At October 7, 2015, we had 6,521,740 warrants with an exercise price of $1.60, 3,203,350 stock options with a weighted-average exercise price of $0.74, 530,105 NovaGold arrangement options with a weighted-average exercise price of $4.82, 135,000 Sunward Arrangement options with a weighted-average exercise price $0.49, 904,603 DSUs, and 20,685 NovaGold DSUs for which holders are entitled to receive one common share for every six NovaGold DSUs held.

New accounting pronouncements

Unless otherwise noted, the following revised standards and amendments are effective for annual periods beginning on or after December 1, 2014 or as noted. We are continuing to assess the impact of these standards and amendments or have determined whether we will early adopt them, as noted.

i.	Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. Upon adoption, certain financial reporting disclosures will be eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows. As a result of adopting the standard, we will no longer include the cumulative during exploration stage column currently presented on our statement of loss and comprehensive loss and the statement of cash flows. We plan to adopt for our fiscal year ended November 30, 2016.

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

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets, accounting for business combination, income taxes, and valuation of stock-based compensation.

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. The acquisition of title to mineral properties is a complicated and uncertain process. We have taken steps, in accordance with industry standards, to verify the title to mineral properties in which we have an interest. Although we have made efforts to ensure that legal title to our mining assets are properly recorded, there can be no assurance that such title will be secured indefinitely.

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Significant estimates are made in assessing the possibility of impairment. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, indications of value from external sources, significant changes in the legal, business or regulatory environment, and adverse changes in the use of physical condition of the asset. These factors are subjective and require consideration at each period end. If an indicator of impairment is determined to exist, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset.

Business combinations

Determination of whether a set of assets acquired and liabilities assumed constitute a business may require the Company to make certain judgments, taking into account all facts and circumstances. A business is presumed to be an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or economic benefits. The acquisition of Sunward was determined to constitute a business acquisition.

We are required to allocate the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets.

Income taxes

We must make estimates and judgments in determining the provision for income tax expense, future tax assets and liabilities, and liabilities for unrecognized tax benefits including interest and penalties. We are subject to income taxes in the United States and numerous foreign jurisdictions. The evaluation of assessing tax liabilities involving uncertainties in the application of complex tax regulation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. The evaluation of an uncertain tax position requires significant judgment, and such a change in recognition would result in an additional charge to the income tax expense and liability.

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

(a) Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States, Canada, and Colombia with some expenses incurred in Canadian dollars and Colombian pesos. The Company’s exposure to the Canadian dollar is limited to cash of CDN$130,000, accounts receivable of CDN$56,000, deposits and prepaid amounts of $147,000, and accounts payable of CDN$390,000. Based on a 10% change in the US-CDN exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $4,000. The Company’s exposure to the Colombian peso is limited to cash of COP 272 million, deposits and prepaid amounts of COP 106 million, and accounts payable of COP 44 million. Based on a 10% change in the US-COP exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $10,000.

(b) Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions which are composed of financial instruments issued by Canadian banks and a Colombian financial institution. The Company’s accounts receivable consist of GST receivables from the Federal Government of Canada and receivables due for camp and management services provided to other parties. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

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

(d) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2015, a 1% change in interest rates would result in a change in net loss of $0.2 million, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and our economic viability could be affected by commodity price volatility.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2015. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As permitted, the design of internal control over financial reporting excludes Sunward on the basis that Sunward was acquired on June 19, 2015.

Except as set forth in the paragraph above, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation. As disclosed previously in our 10-Q for the quarter ended May 31, 2015 and under Part I -Item 1, Sunward was notified that Luisa Maria Escobar Wolf has filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia to advance a verbal process. We do not consider this to be a material litigation.

Item 1A. Risk Factors

NovaCopper and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under NovaCopper’s Form 10-K dated February 5, 2015 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.novacopper.com. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. One of those risk factors has been updated as set forth below:

Risks related to the Sunward Acquisition

The integration of the Company and Sunward will present challenges to management, including the integration of systems and personnel of the two companies, implementing uniform standards, controls, procedures and policies, as applicable, including the integration of Sunward’s disclosure controls and procedures and internal control over financial reporting with our existing procedures and controls, and special risks, including possible unanticipated liabilities, unanticipated costs, and the loss of key employees. In addition, there may be liabilities that we failed to discover or were unable to quantify in our due diligence of Sunward.

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

Date: October 8, 2015	NOVACOPPER INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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