Form 10-K
period 2015-11-30
NovaCopper Inc.
filed 2016-02-08
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

As at May 31, 2015, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $21.3 million. As of February 5, 2016, the registrant had 104,979,820 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 29, 2016, in connection with the registrant’s 2016 annual meeting of stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

2

NOVACOPPER INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “NovaCopper” refer to NovaCopper Inc., a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2015.

CURRENCY

All dollar amounts are in United States currency unless otherwise stated. References to C$ or CDN$ refer to Canadian currency, $ or US$ to United States currency, and references to “Colombian pesos” or “COP” are to the currency of the Republic of Colombia. All dollar amounts are expressed in thousands of dollars, except references to per share amounts and unless otherwise stated.

FORWARD-LOOKING STATEMENTS

The information discussed in this annual report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and applicable Canadian securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating anticipated activity with respect to the Ambler Mining District Industrial Access Road (“AMDIAR”), the Company’s plans and expectations relating to the Upper Kobuk Mineral Projects and Titiribi Project, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves;

•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;

•	none of the Company’s mineral properties are in production or are under development;

•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;

•	uncertainty as to estimates of capital costs, operating costs, production and economic returns;

•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;

•	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAR will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority (“AIDEA”) will build the AMDIAR;

•	risks related to future sales or issuances of equity securities decreasing the value of existing NovaCopper common shares (“Common Shares”), diluting voting power and reducing future earnings per share;

•	risks related to market events and general economic conditions;

•	uncertainty related to inferred mineral resources;

•	uncertainty related to the economic projections contained herein derived from the Preliminary Economic Assessment titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska” dated effective September 12, 2013 (the “PEA”);

•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our

•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

•	the risk that permits and governmental approvals necessary to develop and operate mines at the Company’s mineral properties will not be available on a timely basis or at all;

•	commodity price fluctuations;

•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of its control;

•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

•	uncertainty related to title to our mineral properties;

•	our history of losses and expectation of future losses;

•	risks and uncertainties relating to the acquisition of the Titiribi Project, such as the Company's ability to successfully explore and develop the project and realize the anticipated benefits of the acquisition;

•	risks arising from the Company’s acquisition of Sunward including political risk, international operations, changes in laws or policies, foreign taxation, foreign investment regimes, exchange control, corruption risk, labour matters and employee relations, seizure or expropriation of assets, or delays or the inability to obtain necessary governmental permits, licenses and regulatory approvals in foreign jurisdictions; including guerilla and other criminal activity;

•	risks and uncertainties relating to the integration of the acquisition, including the Company’s policies, procedures and controls;

•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

•	our need to attract and retain qualified management and technical personnel;

•	risks related to conflicts of interests of some of our directors;

•	risks related to potential future litigation;

•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;

•	risks related to global climate change;

•	risks related to adverse publicity from non-governmental organizations;

•	uncertainty as to the volatility in the price of the Company’s shares;

•	the Company’s expectation of not paying cash dividends;

•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;

•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”); and

•	increased regulatory compliance costs, associated with rules and regulations promulgated by the SEC, Canadian Securities Administrators, the NYSE MKT, the TSX, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

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

“masl” is meters above sea level.

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

“Zn” is the chemical symbol for zinc.

CIM Definition Standards, adopted by CIM Council on November 27, 2010(1):

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

“measured mineral resource” means that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well-established that they can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for both geological and grade continuity to be reasonably assured.

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

(1)

NI 43-101 refers to CIM Definition Standards with respect to the definitions of “indicated mineral resource”, “inferred mineral resource”, “measured mineral resource”, “mineral reserve”, “mineral resource”, “probable mineral reserve” and “proven mineral reserve.” The CIM Definition Standards, adopted by CIM council on November 27, 2010, were the relevant standards in effect at the time of the preparation of the technical reports referenced herein.

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

Our principal business is the exploration and development of our Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or “UKMP Projects”) located in the Ambler mining district in Northwest Alaska, United States, comprising the (i) Arctic Project, which contains a high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit (“Arctic Project”); and (ii) Bornite Project, which contains a carbonate-hosted copper deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing our projects through technical, engineering and feasibility studies so that production decisions can be made on those projects. We also own a 100% interest in the Titiribi gold-copper exploration project in Colombia.

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

(1)	A branch of Sunward Resources Limited registered to do business in Colombia

Business Cycle

Our business, at its current exploration phase, is cyclical. Exploration activities are conducted primarily during snow-free months in Alaska. The optimum field season at the Upper Kobuk Mineral Projects is from late May to late September. The length of the snow-free season at the Upper Kobuk Mineral Projects varies from about May through November at lower elevations and from July through September at higher elevations.

NovaCopper’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration of the Bornite Project and through the pursuit of similarly attractive mining projects. We plan to:

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

The Arctic Project PEA represents an early stage study and highlights certain opportunities for us to further expand upon. Prior to commencing production, further studies that demonstrate the economic viability of the Arctic Project must be completed including pre-feasibility or feasibility studies, all necessary permits must be obtained, a production decision must be made by our board of directors (the “Board”), financing for construction and development must be arranged and construction must be completed. In addition, we will be required to address certain infrastructure challenges, including a road for access, transportation of supplies and mineral concentrate, and obtain additional rights, including surface use rights and access rights. See “Item 1A. Risk Factors.”

Significant Developments in 2015

•

On June 19, 2015, we announced the completion of a Plan of Arrangement (the “Arrangement”) with Sunward Resources Ltd. (“Sunward”), a publicly listed company on the TSX, resulting in the acquisition of Sunward by NovaCopper. Under the terms of the Arrangement, Sunward shareholders received 0.3 of a NovaCopper Common Share for each Sunward Common Share held resulting in the Company issuing approximately 43.1 million Common Shares to Sunward shareholders and Sunward directors holding Sunward deferred share units. Each Sunward stock option outstanding was exchanged for a fully-vested option to purchase NovaCopper Common Shares (a “Sunward Arrangement Option”) for a period of 90 days, with the number of shares issuable and exercise price adjusted based on an exchange ratio of 0.3. A total of 2,505,000 Sunward Arrangement Options were issued to holders of Sunward stock options at closing.

•

On October 21, 2015, we announced the drill results from our 2015 summer field program for the Arctic Project. In total, fourteen diamond drill holes were completed amounting to a total of 3,056 meters drilled. In addition to the twelve resource estimation drill holes, two drill holes, representing 631 meters drilled, were completed to support preliminary rock mechanics and geotechnical studies and a hydrogeological assessment of the proposed Arctic open-pit. All fourteen drill holes encountered mineralized intervals, defined as a minimum of 1.0 meter copper interval with average grade >0.7% copper.

•	On October 22, 2015, we announced that Alaska’s Governor has authorized AIDEA to begin the environmental impact statement (“EIS”) process on AMDIAR.

Significant Developments in 2014

•	On March 18, 2014, NovaCopper reported an updated NI 43-101 resource estimate for the Bornite Project in a report entitled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA”, dated effective April 1, 2014, which updated the resource estimate previously released on February 5, 2013. At the base case 0.5% copper cut-off grade, the Bornite Project is estimated to contain in-pit Indicated Resources of 14.1 million tonnes of 1.08% Cu or 334 million pounds of contained copper. At the base case 0.5% copper cut-off grade, the Bornite Project is estimated to contain in-pit Inferred Resources of 109.6 million tonnes of 0.94% Cu or 2,259 million pounds of contained copper. Resources are stated as potentially being economically viable in an open-pit mining scenario based on a projected metal price of $3.00 per pound copper, total site operating costs of $18.00 per tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees. At the base case 1.5% copper cut-off grade, the Bornite Project is estimated to contain below-pit Inferred Resources of 55.6 million tonnes of 2.81% Cu or 3,437 million pounds of contained copper. Inferred resources are stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $3.00 per pound copper, total site operating costs of $66.00 per tonne and an average metallurgical recovery of 87%. Inferred resources have a great amount of uncertainty as to their existence and whether they can be mined legally or economically. It cannot be assumed that all or any part of the Inferred resources will ever be upgraded to a higher category. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors.”

•

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

•

On August 15, 2014, we announced the departure of Senior VP Exploration, Joseph Piekenbrock, VP Human Resources and Workforce Development, Sacha Iley, and VP Corporate Communications, Patrick Donnelly, from our senior management team to reduce our general and administrative expenses.

•

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

Significant Developments in 2013

•

On March 28, 2012, the securityholders of NovaGold Resources Inc. (“NovaGold”) voted in favor of the special resolution approving the spin-out of NovaCopper Inc. and its wholly-owned subsidiary NovaCopper US Inc. (“NovaCopper US”) (“Plan of Arrangement” or “Arrangement”). Under the Plan of Arrangement, each holder of NovaGold warrants on record as of April 30, 2012 received the right to receive one NovaCopper Share for every six common shares of NovaGold represented by the warrant. On January 2, 2013, we announced that our largest shareholder, Electrum Strategic Resources L.P. (“Electrum”), added an additional 5.2 million NovaCopper Shares to its holdings through the exercise of NovaGold warrants. We received no proceeds from the exercise of the NovaGold warrants. Between January 10, 2013 to January 18, 2013, we issued an additional 0.9 million NovaCopper Shares to various holders upon their exercise of NovaGold warrants.

•

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

•

On April 30, 2013, we announced the signing of a Memorandum of Understanding (“MOU”) with AIDEA to investigate the viability of permitting and constructing an industrial access road to the Ambler mining district and the UKMP Projects. The MOU formalizes the roles of each party as they relate to advancing the AMDIAR, which AIDEA is expected to commence permitting in 2014. The MOU also allows AIDEA to investigate various ways to fund the construction and maintenance of the AMDIAR. Although no specific terms have yet been discussed on payment for usage of the AMDIAR, the arrangement that AIDEA entered into with Cominco Ltd. (now Teck Resources Ltd.) in 1986 for construction of the Red Dog Road and Port Facility may serve as a general template for a final financing agreement. This MOU is non-exclusive, meaning that other mining and exploration companies or other industrial users may also work in cooperation with AIDEA to support development of the AMDIAR by signing their own MOUs.

•

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

•

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

•

On December 18, 2013, we announced results from our re-logging and re-sampling program of 33 historical drill holes at the Bornite Project. These holes were previously drilled and only selectively sampled by Kennecott within the Ruby Creek zone of the Bornite deposit. Of the 33 historic drill holes sampled, 26 holes had intervals of copper greater than 0.5% copper, and 29 holes contained mineralization greater than 0.2% copper. The objectives of the re-logging/re-sampling program were twofold: 1) to confirm and conduct a Quality Assurance/Quality Control (“QA/QC”) program on the historical sample results; and 2) to identify additional lower-grade (0.2-0.5% copper) shallow material, which was not previously sampled. The re-logging and re-sampling program has confirmed previously known high-grade mineralization. It is also expected to add additional lower-grade mineralization to the Company’s mineral inventory.

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

On April 30, 2012, all of the outstanding NovaCopper Common Shares were distributed to shareholders of NovaGold such that each NovaGold shareholder of record at the close of business on April 27, 2012 received one NovaCopper Common Share for every six common shares in the capital of NovaGold held at that time. The NovaCopper Common Shares were listed and posted for trading on the TSX and on the NYSE-MKT under the symbol NCQ on April 25, 2012.

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

If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, we decide to proceed with construction of a mine on the Lands, NovaCopper US will notify NANA in writing and NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire an undivided ownership interest between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by NovaCopper US from such project (following the recoupment by NovaCopper of all costs incurred, including operating, capital and carrying costs). The cost to exercise such back-in-right is equal to the percentage interest in the project multiplied by the difference between (i) all costs incurred by NovaCopper US or its affiliates on the project, including historical costs incurred prior to the date of the NANA Agreement together with interest on the costs; and (ii) $40 million (subject to exceptions). This amount will be payable by NANA to NovaCopper US in cash at the time the parties enter into a joint venture agreement and in no event will the amount be less than zero.

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

Environmental Protection

Mining is an extractive industry that impacts the environment. Our goal is to evaluate ways to minimize that impact and to develop safe, responsible and profitable operations by developing natural resources for the benefit of our employees, shareholders and communities and maintain high standards for environmental performance at our Upper Kobuk Mineral Projects and Titiribi Project. We strive to meet or exceed environmental standards at our Upper Kobuk Mineral Projects and Titiribi Project. One way we do this is through collaborations with local communities in Colombia and Alaska, including Native Alaskan groups. Our environmental performance will be overseen at the Board level and environmental performance is the responsibility of the project manager.

•

All new activities and operations will be managed for compliance with applicable laws and regulations. In the absence of regulation, best management practices will be applied to manage environmental risk.

•	We will strive to limit releases to the air, land or water and appropriately treat and dispose of waste.

See “Arctic Project – Environmental Considerations.”

Employees

As of November 30, 2015, we had 14 full-time employees, 7 of whom were employed at our executive office in Vancouver, BC, and 7 of whom were employed at our Colombia branch. The number of individuals employed by us fluctuates throughout the year depending on the season; however, during 2015, we had, on average, 18 employees working for us. We have entered into executive employment agreements with two individuals, the CEO and CFO.

We believe our success is dependent on the performance of our management and key employees, many of whom have specialized skills in exploration in Alaska and Colombia and the base metals industry. Substantially all of our exploration site employees have been active either in the Ambler mining district or Titiribi for the last five years and are knowledgeable as to the geology, metallurgy and infrastructure related to mining development.

Segment Information

The Company’s reportable segments are based on geographic region for the Company’s operations. Segment information relating to our assets is provided under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Competitive Conditions

The mineral exploration and development industry is competitive in all phases of exploration, development and production. There is a high degree of competition faced by us in Alaska and elsewhere for skilled management employees, suitable contractors for drilling operations, technical and engineering resources, and necessary exploration and mining equipment, and many of these competitor companies have greater financial resources, operational expertise, and/or more advanced properties than us. Additionally, our operations are in a remote location where skilled resources and support services are limited. We have in place experienced management personnel and continue to evaluate the required expertise and skills to carry out our operations. As a result of this competition, we may be unable to achieve our exploration and development in the future on terms we consider acceptable or at all. See “Item 1A. Risk Factors.”

Available Information

We make available, free of charge, on or through our website, at www.novacopper.com our annual report on Form 10-K which includes our audited financial statements, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. You may read and copy any materials filed with the SEC free of charge at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549 and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information at http://www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this annual report on Form 10-K.

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

We have no history of commercially producing precious or base metals and all of our properties are in the exploration stage. We have not defined or delineated any measured mineral resources or proven or probable reserves on our Upper Kobuk Mineral Projects and Titiribi Project. Mineral exploration involves significant risk, since few properties that are explored contain bodies of ore that would be commercially economic to develop into producing mines. We cannot assure you that we will establish the presence of any measured resources, or proven or probable reserves at the Upper Kobuk Mineral Projects, Titiribi Project or any other properties. The failure to establish measured mineral resources, or proven or probable reserves, would severely restrict our ability to implement our strategies for long-term growth.

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

If the development of one of our projects is found to be economically feasible and approved by our Board, such development will require obtaining permits and financing, the construction and operation of mines, processing plants and related infrastructure, including road access. As a result, we are and will continue to be subject to all of the risks associated with establishing new mining operations, including:

•	the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;

•	the availability and cost of skilled labour and mining equipment;

•	the availability and cost of appropriate smelting and refining arrangements;

•	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;

•	the availability of funds to finance construction and development activities;

•	potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent development activities; and

•	potential increases in construction and operating costs due to changes in the cost of fuel, power, materials and supplies.

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

We cannot provide assurances that the proposed AMDIAR that would provide access to the Ambler mining district will be permitted or built, that it will be built in a timely manner, that the cost of accessing the proposed road will be reasonable, that it will be built in the manner contemplated, or that it will sufficiently satisfy the requirements of the Upper Kobuk Mineral Projects. In addition, successful development of the Upper Kobuk Mineral Projects will require the development of the necessary infrastructure. If adequate infrastructure is not available in a timely manner, there can be no assurance that:

•	the development of the Upper Kobuk Mineral Projects will be commenced or completed on a timely basis, if at all;

•	the resulting operations will achieve the anticipated production volume; or

•	the construction costs and operating costs associated with the development of the Upper Kobuk Mineral Projects will not be higher than anticipated.

As the Upper Kobuk Mineral Projects are located in a remote area, exploration, development and production activities may be limited and delayed by inclement weather and a shortened exploration season.

We have no history of production and no revenue from mining operations.

We have a very limited history of operations and to date have generated no revenue from mining operations. As such, we are subject to many risks common to such enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of significant revenues. There is no assurance that the Upper Kobuk Mineral Projects, Titiribi Project, or any other future projects will be commercially mineable, and we may never generate revenues from our mining operations.

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

Changes in the market price of copper, gold and other metals, which in the past have fluctuated widely, will affect our ability to finance continued exploration and development of our projects and affect our operations and financial condition.

Our long-term viability will depend, in large part, on the market price of copper, gold and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•	global or regional consumption patterns;

•	the supply of, and demand for, these metals;

•	speculative activities;

•	the availability and costs of metal substitutes;

•	expectations for inflation; and

•	political and economic conditions, including interest rates and currency values.

We cannot predict the effect of these factors on metal prices. A decrease in the market price of copper, gold and other metals could affect our ability to raise funds to finance the exploration and development of any of our mineral projects, which would have a material adverse effect on our financial condition and results of operations. The market price of copper, gold and other metals may not remain at current levels. In particular, an increase in worldwide supply, and consequent downward pressure on prices, may result over the longer term from increased copper production from mines developed or expanded as a result of current metal price levels. There is no assurance that a profitable market may exist or continue to exist.

Actual capital costs, operating costs, production and economic returns may differ significantly from those described in the PEA.

The PEA technical report for the Arctic Project is an early stage study that is preliminary in nature. There can be no assurance that the results described in the PEA will be realized. The capital costs to take our projects into production may be significantly higher than anticipated.

None of our mineral properties have an operating history upon which we can base estimates of future operating costs. Decisions about the development of the Arctic Project (or the Titiribi Project or the Bornite Project) will ultimately be based upon feasibility studies. Feasibility studies derive estimates of cash operating costs based upon, among other things:

•	anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;

•	anticipated recovery rates of metals from the ore;

•	cash operating costs of comparable facilities and equipment; and

•	anticipated climatic conditions.

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

The estimating of mineral reserves and mineral resources is a subjective process that relies on the judgment of the persons preparing the estimates. The process relies on the quantity and quality of available data and is based on knowledge, mining experience, analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. While we believe that the mineral resource estimates included in this Form 10-K for the Upper Kobuk Mineral Projects are well-established and reflect management’s best estimates, by their nature mineral resource estimates are imprecise and depend, to a certain extent, upon analysis of drilling results and statistical inferences that may ultimately prove to be inaccurate. There can be no assurances that actual results will meet the estimates contained in feasibility studies. As well, further studies are required.

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

The development and operation of a mine is inherently dangerous and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome, including:

•	unusual or unexpected geological formations;

•	metallurgical and other processing problems;

•	metal losses;

•	environmental hazards;

•	power outages;

•	labour disruptions;

•	industrial accidents;

•	periodic interruptions due to inclement or hazardous weather conditions;

•	flooding, explosions, fire, rockbursts, cave-ins and landslides;

•	mechanical equipment and facility performance problems; and

•	the availability of materials and equipment.

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

The unprecedented events in global financial markets in the past several years have had a profound impact on the global economy. Many industries, including the copper mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations, high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. A worsening or slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth and ability to finance. Specifically:

•	the volatility of copper, gold and other metal prices would impact our estimates of mineral resources, revenues, profits, losses and cash flow, and the feasibility of our projects;

•	negative economic pressures could adversely impact demand for our future production, if any;

•	construction related costs could increase and adversely affect the economics of any project;

•	volatile energy, commodity and consumables prices and currency exchange rates would impact our estimated production costs; and

•	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

We cannot provide assurance that we will successfully acquire commercially mineable mineral rights.

Exploration for and development of copper and gold properties involves significant financial risks which even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to establish reserves by drilling, constructing mining and processing facilities at a site, developing metallurgical processes and extracting metals from ore. We cannot ensure that our current exploration and development programs will result in profitable commercial mining operations.

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

Material changes in mineral reserves, if any, grades, stripping ratios or recovery rates may affect the economic viability of any project. Our future growth and productivity will depend, in part, on our ability to develop commercially mineable mineral rights at our existing properties or identify and acquire other commercially mineable mineral rights, and on the costs and results of continued exploration and potential development programs. Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

•	establish mineral reserves through drilling and metallurgical and other testing techniques;

•	determine metal content and metallurgical recovery processes to extract metal from the ore; and

•	construct, renovate or expand mining and processing facilities.

In addition, if we discover ore, it would take several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire commercially mineable (or viable) mineral rights.

We are subject to significant governmental regulations.

Our exploration activities are subject to extensive federal, state, provincial and local laws and regulations governing various matters, including:

•	environmental protection;

•	the management and use of toxic substances and explosives;

•	the management of natural resources;

•	the exploration and development of mineral properties, including reclamation;

•	exports;

•	price controls;

•	taxation and mining royalties;

•	management of tailing and other waste generated by operations;

•	labour standards and occupational health and safety, including mine safety; and

•	historic and cultural preservation.

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

Our current and anticipated future operations, including further exploration, development and commencement of production on our mineral properties, require permits from various governmental authorities. Obtaining or renewing governmental permits is a complex and time-consuming process. The duration and success of efforts to obtain and renew permits are contingent upon many variables not within our control. Due to the preliminary stages of the Upper Kobuk Mineral Projects and the Titiribi Project, it is difficult to assess what specific permitting requirements will ultimately apply.

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

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance. Reclamation may include requirements to:

•	treat ground and surface water to drinking water standards;

•	control dispersion of potentially deleterious effluents; and

•	reasonably re-establish pre-disturbance land forms and vegetation.

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

We cannot provide assurance that title to our properties will not be challenged. We own mineral claims which constitute our property holdings. We may not have, or may not be able to obtain, all necessary surface rights to develop a property. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained a secure claim to individual mining properties may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We have not conducted surveys of all of the claims in which we hold direct or indirect interests. A successful claim contesting our title to a property will cause us to lose our rights to explore and, if warranted, develop that property or undertake or continue production thereon. This could result in our not being compensated for our prior expenditures relating to the property. In addition, our ability to continue to explore and develop the property may be subject to agreements with other third parties including agreements with native corporations and first nations groups, for instance, the lands at the Upper Kobuk Mineral Projects are subject to the NANA Agreement (as more particularly described under “History of NovaCopper – Agreement with NANA Regional Corporation”).

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

Risks of Operations in Colombia

We conduct exploration activities in Colombia which is subject to certain risks including but not limited to:

•	uncertain political and economic environments, civil disturbances, corruption and criminal activity;

•	seizure or expropriation of assets;

•	change in laws or policies or increasing legal and regulatory requirements including those relating to taxation, royalties, imports, exports, duties, and currency;

•	delays in obtaining or the inability to obtain or maintain necessary governmental permits or to operate in accordance with such permits or regulatory requirements;

•	currency fluctuations; and

•	labour matters and employee relations.

Risks inherent in acquisitions of new properties.

We may actively pursue the acquisition of exploration, development and production assets consistent with our acquisition and growth strategy. From time to time, we may also acquire securities of or other interests in companies with respect to which we may enter into acquisitions or other transactions. Acquisition transactions involve inherent risks, including but not limited to:

•	accurately assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

•	ability to achieve identified and anticipated operating and financial synergies;

•	unanticipated costs;

•	diversion of management attention from existing business;

•	potential loss of our key employees or key employees of any business acquired;

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition;

•	decline in the value of acquired properties, companies or securities;

•	assimilating the operations of an acquired business or property in a timely and efficient manner;

•	maintaining our financial and strategic focus while integrating the acquired business or property;

•	implementing uniform standards, controls, procedures and policies at the acquired business, as appropriate; and

•	to the extent that we make an acquisition outside of markets in which it has previously operated, conducting and managing operations in a new operating environment.

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

Certain of our directors and officers also serve as directors or officers, or have significant shareholdings, in other companies involved in natural resource exploration and development or mining-related activities, including, in particular, NovaGold. To the extent that such other companies may participate in ventures in which we may participate in, or in ventures which we may seek to participate in, our directors and officers may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In all cases where our directors and officers have an interest in other companies, such other companies may also compete with us for the acquisition of mineral property investments. Any decision made by any of these directors and officers involving NovaCopper will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of NovaCopper and its shareholders. In addition, each of the directors is required to declare and refrain from voting on any matter in which these directors may have a conflict of interest in accordance with the procedures set forth in the Business Corporations Act (British Columbia) and other applicable laws. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. Nonetheless, as a result of these conflicts of interest, the Company may not have an opportunity to participate in certain transactions, which may have a material adverse effect on the Company’s business, financial condition, results of operation and prospects.

In the future, we may be subject to legal proceedings.

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

Electrum Strategic Opportunities Fund L.P. (“Electrum”) is our single largest shareholder, controlling approximately 20.6% of the outstanding voting securities. Accordingly, Electrum will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless significant participation of other shareholders takes place in such shareholder meetings, Electrum may be able to approve such matters itself. The concentration of ownership of the shares by Electrum may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for securities. If Electrum sells a substantial number of shares in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

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

The market price of our Common Shares may be subject to large fluctuations, which may result in losses to investors. The market price of the Common Shares may increase or decrease in response to a number of events and factors, including: our operating performance and the performance of competitors and other similar companies; volatility in metal prices; the arrival or departure of key personnel; the number of Common Shares to be publicly traded after an offering; the public’s reaction to our press releases, material change reports, other public announcements and our filings with the various securities regulatory authorities; changes in earnings estimates or recommendations by research analysts who track the Common Shares or the shares of other companies in the resource sector; changes in general economic and/or political conditions; acquisitions, strategic alliances or joint ventures involving us or our competitors; and the factors listed under the heading “Cautionary Statement Regarding Forward-Looking Information.”

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

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the years ending November 30, 2013, 2014 and 2015 but may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. Holder’s (as defined below under Certain U.S. Federal Income Tax Considerations – U.S. Holders”) holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “QEF Election” or a “Mark-to-Market Election” (each as defined below under “Certain U.S. Federal Income Tax Considerations – Default PFIC Rules under Section 1291 of the Code”). A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein. This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following descriptions summarize selected information about our Upper Kobuk Mineral Projects, which are located in the Ambler mining district of Alaska and include the Arctic Project and the Bornite Project. All of the UKMP Projects are without known reserves, as defined under SEC Industry Guide 7, and all proposed programs for the properties are exploratory in nature. We do not consider the Titiribi Project in Colombia to be material to the Company.

Arctic Project, Ambler Mining District, Alaska

Arctic Project – Technical Report

Except with respect to the land size disclosure and the disclosure regarding the number of claims (which were both increased subsequent to the effective date of the PEA), and the information under the heading “Arctic Project – Current Activities”, or as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from, and in some instances is an extract from, the technical report titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska” dated effective September 12, 2013 prepared by Tetra Tech and EBA, a Tetra Tech Company (and together with Tetra Tech, “Tetra Tech”). Erin Workman, P.Geo., an employee and Director, Technical Services, is a Qualified Person as defined in 43-101, and has approved the scientific and technical information contained herein. The information regarding the Arctic Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the PEA which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Arctic Project - Property Description and Location

The Arctic Project is located in the Ambler mining district of the southern Brooks Range, in the Northwest Arctic Borough (“NWAB”) of Alaska. The Arctic Project is located 260 km east of the town of Kotzebue, 30 km north of the village of Kobuk, 260 km west of the Dalton Highway, an all-weather state maintained public road, at geographic coordinates N67.17° latitude and W156.38° longitude (Universal Transverse Mercator (UTM) North American Datum (NAD) 83, Zone 4 coordinates 7453080N, 613110E). The current size of the Ambler lands is approximately 75 km long x 6 km wide and comprises a total of 45,348 ha.

The Ambler lands comprise 45,348 ha of State of Alaska mining claims and US Federal patented mining claims in the Kotzebue Recording District. The Ambler land tenure consists of 1,358 contiguous claims, including 870 40-acre State claims, 481 160-acre State claims, 5 State claims ranging from 2-acre to 8-acre, and two Federal patented claims comprising 110 ha held in the name of NovaCopper US Inc. The Arctic Project is located near the southern edge of the centre of the claim block. The Federal patented claim corners were located by the US Geological Survey. There is no expiration date or labor requirement on the Federal patented claims. Rent for each State claim is paid annually to the Alaska Department of Natural Resources (“ADNR”). An Annual Labor Statement must be submitted annually to maintain the State claims in good standing.

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

Multiple permits are required during the exploration phase of the Arctic Project. Permits are issued from Federal, State, and Regional agencies, including: the Environmental Protection Agency (“EPA”), the US Army Corps of Engineers (“USACE”), the Alaska Department of Environmental Conservation (“ADEC”), the Alaska Department of Fish and Game (“ADF&G”), the ADNR, and the NWAB. The State of Alaska permit for exploration on the Arctic Project, the Annual Hardrock Exploration Activity (“AHEA”) Permit, is obtained and renewed every five years through the ADNR – Division of Mining, Land and Water. NovaCopper holds an AHEA exploration permit in good standing with the Alaska DNR. The Arctic Project is within the NWAB thus requiring a Title 9 Miscellaneous Land Use permit for mineral exploration, fuel storage, gravel extraction, and the operation of a landfill. NovaGold held these permits in good standing during the 2004 to 2008 seasons and renewed the permits for the 2010 exploration season to 2015. The Bornite Camp, Bornite Landfill, and Dahl Creek Camp are permitted by the ADEC.

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

Primary access to the Arctic Project is by air, using both fixed wing aircraft and helicopters. There are four well maintained, approximately 1,500 m-long gravel airstrips located near the Arctic Project, capable of accommodating charter fixed wing aircraft. These airstrips are located 66 km west at Ambler, 46 km southwest at Shungnak, 36 km southwest at Kobuk, and 32 km southwest at Dahl Creek. There is daily commercial air service from Kotzebue to the village of Kobuk, the closest community to the Arctic Project. During the summer months, the Dahl Creek Camp airstrip is suitable for larger aircraft, such as C-130 and DC-6. In addition to the four 1,500 m airstrips, there is a 700 m airstrip located at the Bornite Camp, approximately 25 km southwest of the Arctic Deposit, and a 400 m airstrip located approximately 10 km southwest of the Arctic Deposit. The airstrip at Bornite is suited to smaller aircraft, which support the camp with personnel and supplies. An upgraded one-lane gravel road suitable for vehicles or construction equipment links the Bornite Camp to the Dahl Creek airstrip and camp southwest of the Arctic Deposit.

The climate in the region is typical of a sub-arctic environment. Exploration is generally conducted from late May until late September. Weather conditions on the Ambler lands can vary significantly from year to year and can change suddenly. During the summer exploration season, average maximum temperatures range from 10°C to 20°C, while average lows range from -2°C to 7°C. By early October, unpredictable weather limits regular helicopter travel to the Arctic Project. During winter months, the Arctic Project can be accessed by snow machine, track vehicle, or fixed wing aircraft. Winter temperatures are routinely below -25°C and can exceed -50°C. Annual precipitation in the region averages at 395 mm with the most rainfall occurring from June through September, and the most snowfall occurring from November through January.

The Arctic Project is located along the south slope of the Brooks Range, which separates the Arctic region from the interior of Alaska. Nearby surface waters include Subarctic Creek, the Shungnak and Kogoluktuk Rivers, the Kobuk River, and numerous small lakes. The Arctic Project is located at the eastern end of Subarctic Creek, a tributary of the Shungnak River to the west, along a ridge between Subarctic Creek and the Kogoluktuk River Valley. The property area is marked by steep and rugged terrain with high topographic relief. Elevations range from 30 masl along the Kobuk River to 1,180 masl on a peak immediately north of the Arctic Project area. The divide between the Shungnak and Kogoluktuk Rivers in the Ambler Lowlands is approximately 220 masl. The Kobuk Valley is located at the transition between boreal forest and Arctic tundra. Spruce, birch, and poplar are found in portions of the valley, with a ground cover of lichens (reindeer moss). Willow and alder thickets and isolated cottonwoods follow drainages, and alpine tundra is found at higher elevations. Tussock tundra and low, heath-type vegetation covers most of the valley floor. Intermittent permafrost exists on the Arctic Project.

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

Figure 3: Proposed Access to the Arctic Project Site

The proposed Arctic Project mine site infrastructure is spread over a distance of approximately 6 km within the upper reaches of the Sub-Arctic Creek Valley. The proposed development for the Arctic Project consists of the following major infrastructure: roads and an airstrip, mill buildings and related services facilities including maintenance and truck shops, assay lab, water supply and distribution, waste management, fuel storage, on site explosive storage, power supply, tailings storage facility (“TSF”) and water management, water treatment plant, construction and permanent camp accommodation, waste rock storage facilities, and communication infrastructure.

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

Talc and magnesium chlorite are the dominant alteration products associated with the sulphide-bearing horizons. Talc alteration grades downward and outward to mixed talc-magnesium chlorite with minor phlogopite, into zones of dominantly magnesium chlorite, then into mixed magnesium chlorite-phengite with outer phengite-albite zones of alteration. Thickness of alteration zones vary with stratigraphic interpretation, but tens of meters for the outer zones is likely, as seen in phengite-albite exposures on the east side of Arctic Ridge. Stratigraphically above the sulphide-bearing horizons significant muscovite as paragonite is developed and results in a marked shift in sodium/magnesium ratios across the sulphide bearing horizons. Of particular note are the barium (“Ba”) species including barite, cymrite (a high-pressure Ba phyllosilicate), and Ba-bearing muscovite, phlogopite and biotite. These species associated with both alteration and mineralization has also been strongly remobilized during metamorphism.

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

The principal lithologic units captured in logging and mapping by us, in broad chronological order from oldest to youngest are as follows: greenstone, chlorite schist, talc schist, grey to black schists, metarhyolites, most notably the so-called button schist which serves as an important stratigraphic marker, quartz muscovite schists, diamictites and greywackes.

Arctic Project - Exploration

NovaGold began exploration of the Arctic Deposit and surrounding lands of the Schist belt in 2004 after optioning the property from Kennecott. Previous exploration on the Arctic Project during Kennecott’s tenure is summarized in “Arctic Project – History”. Field exploration was largely conducted during the period 2004 to 2007 with associated engineering and characterization studies between 2008 and 2012. Table 2 summarizes the exploration work conducted by NovaGold and us during our tenure from 2004 to 2012.

Table 2: Summary of NovaCopper/NovaGold Exploration Activities Targeting VMS-style Mineralization in the Ambler Sequence Stratigraphy and the Arctic Deposit (2004 – 2012)

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

Note: SWIR = short wave infrared; ML = metal leaching; BGC = BGC Engineering Inc.; SRK = SRK Consulting

The results of the above exploration programs have been incorporated into the PEA results, summarized under the heading “Arctic Project – Exploration and Development”. For further details, refer to the PEA. Exploration work conducted during the 2015 summer field program is summarized under the heading “Arctic Project – Current Activities”.

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

Arctic Project - Drilling

Drilling at the Arctic Deposit has been ongoing since its initial discovery in 1965. Approximately 31,907 m of drilling in 135 drill holes have been completed at the deposit or on potential extensions in 23 campaigns spanning 45 years. All of the drill campaigns between 1965 and 2012 have been run under the auspices of either: 1) Kennecott and its subsidiaries, or 2) NovaGold, our predecessor company.

We and our predecessor company NovaGold, have drilled 17,983 m in 59 different drill holes targeting the Arctic Deposit and several other prospects of the Ambler Schist belt. Table 3 summarizes all of the NovaCopper/NovaGold tenure drilling on the Property. Drilling conducted during the 2015 summer field program is summarized under the heading “Arctic Project – Current Activities”.

Table 3: Summary of NovaCopper/NovaGold Drilling (2004 – 2012)

		No. of
Year	Meters	Drill Holes	Sequence	Purpose of Drilling

2004	2,996	11	AR04-78 to 88	Deposit scoping and verification
2005	3,030	9	AR05-89 to 97	Extensions to the Arctic Deposit
2006***	3,100	12	AR06-98 to 109	Property-wide exploration drilling
2007	2,606	4	AR07-110 to 113	Deep extensions of the Arctic Deposit
2008*	3,306	14	AR08-114 to 126	Grade continuity and metallurgy
2011**	1,193	5	AR11-127 to 131	Geotechnical studies
2012***	1,752	4	SC12-014 to 017	Exploration drilling – Sunshine

Notes:	*A total of 12 of the 14 holes drilled in 2008 were utilized in the 2012 SRK resource update. Two holes were maintained in sealed frozen storage to provide additional metallurgical samples if required.
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

Arctic Project - Sampling Methodology and Analysis

The data for the Arctic Deposit resource was generated over three primary drilling campaigns: 1966 to 1986 when BCMC, a subsidiary of Kennecott Copper Corporation was the primary operator, 1998 when Kennecott Minerals resumed work after a long hiatus, and 2004 to 2012 with NovaGold and now us as the operators.

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

Between 2004 and 2006, NovaGold conducted a systematic drill core re-logging and re-sampling campaign of Kennecott and BCMC era drill holes AR-09 to AR-74. NovaGold either took 1 to 2 m samples every 10 m, or sampled entire lengths of previously unsampled core within a minimum of 1 m and a maximum of 3 m intervals. The objective of the sampling was to generate a full ICP geochemistry dataset for the Arctic Deposit and ensure continuous sampling throughout the deposit. Sample preparation procedures for NovaGold era work are described below.

All drill core was transported by helicopter in secure core “baskets” to either the Dahl Creek camp or the Bornite camp for logging and sampling. Sample intervals were determined by the geologist during the geological logging process. Sample intervals were labelled with white paper tags and butter (aluminum) tags which were stapled to the core box. Each tag had a unique number which corresponded to that sample interval. Sample intervals were determined by the geological relationships observed in the core and limited to a three meter maximum length and one meter minimum length. An attempt was made to terminate sample intervals at lithological and mineralization boundaries. Sampling was generally continuous from the top to the bottom of the drill hole. When the hole was in unmineralized rock, the sample length was generally three meters, whereas in mineralized units, the sample length was shortened to one to two meters. Geological and geotechnical parameters were recorded based on defined sample intervals and/or drill run intervals (defined by the placement of a wooden block at the end of a core run). Logged parameters were reviewed annually and slight modifications have been made between campaigns, but generally include rock type, mineral abundance, major structures, specific gravity (“SG”), point load testing, recovery and rock quality designation measurements. Drill logs were converted to a digital format and forwarded to the Database Manager, who imported them into the master database. Core was photographed and then brought into the saw shack where it was split in half by the rock saw, divided into sample intervals, and bagged by the core cutters. Not all drill core was oriented; however, core that had been oriented was identified to samplers by a line drawn down the core stick. If core was not competent, it was split by using a spoon to transfer half of the core into the sample bag. Once the core was sawed, half was sent to ALS Chemex Laboratories (“ALS Chemex”) in Vancouver for analysis and the other half was stored at the Dahl Creek camp, but since has been consolidated at the storage facility at the Bornite camp facilities or at our warehouse in Fairbanks. Shipment of core samples from the Dahl Creek camp occurred on a drill hole by drill hole basis. Rice bags, containing two to four poly-bagged core samples each, were marked and labelled with the ALS Chemex address, project and hole number, bag number, and sample numbers enclosed. Rice bags were secured with a pre-numbered plastic security tie and a twist wire tie and then assembled into sling loads for transport by chartered flights on a commercial airline to Fairbanks, where they were met by a contracted expeditor for delivery directly to the ALS Minerals preparation facility in Fairbanks. In addition to the core, control samples were inserted into the shipments at the approximate rate of one standard, one blank and one duplicate per 20 core samples:

•	Standards: four standards were used at the Arctic Deposit. The core cutter inserted a sachet of the appropriate standard, as well as the sample tag, into the sample bag.
•	Blanks: were composed of an unmineralized landscape aggregate. The core cutter inserted about 150 g of blank, as well as the sample tag, into the sample bag.
•	Duplicates: the assay laboratory split the sample and ran both splits. The core cutter inserted a sample tag into an empty sample bag.

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

		Cu	Zn	Pb	Au	Ag	Cu	Zn	Pb	Au	Ag
Category	Mt	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(Moz)	(Moz)
Indicated	23.848	3.26	4.45	0.76	0.71	53.2	1,713	2,338	400.9	0.55	40.8

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards. Mineral resources that are not mineral reserves do not have demonstrated economic viability. See “Risk Factors” and “Cautionary Note to United States Investors.”

	2.	Mineral Resources are reported within mineralization wireframes, contained within an Indicated pit design using an assumed copper price of $2.90/lb, zinc price of $0.85/lb, lead price of $0.90/lb, silver price of $22.70/oz, and gold price of $1,300/oz.

	3.	Appropriate mining costs, processing costs, metal recoveries and inter ramp pit slope angles were used to generate the pit design.

	4.	The $35.01/t milled cut-off is calculated based on a process operating cost of $19.03/t, G&A of $7.22/t and site services of $8.76/t. NSR equals payable metal values, based on the metal prices outlined in Note 2 above, less applicable treatment, smelting, refining costs, penalties, concentrate transportation costs, insurance and losses and royalties.

	5.	The LOM strip ratio was estimated at 8.39.

	6.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

	7.	Tonnage and grade measurements are in metric units. Contained copper, zinc and lead pounds are reported as imperial pounds, contained silver and gold ounces as troy ounces.

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

		Cu	Zn	Pb	Au	Ag	Cu	Zn	Pb	Au	Ag
Category	Mt	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(Moz)	(Moz)
Inferred	3.363	3.22	3.84	0.58	0.59	41.5	239	285	43.2	0.06	4.5

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. See “Risk Factors” and “Cautionary Note to United States Investors.”

	2.	Mineral Resources are reported within mineralization wireframes, contained within an Inferred pit design using an assumed copper price of $2.90/lb, zinc price of $0.85/lb, lead price of $0.90/lb, silver price of $22.70/oz, and gold price of $1,300/oz.

	3.	Appropriate mining costs, processing costs, metal recoveries and inter ramp pit slope angles were used to generate the pit design.

	4.	The $35.01/t milled cut-off is calculated based on a process operating cost of $19.03/t, G&A of $7.22/t and site services of $8.76/t. NSR equals payable metal values, based on the metal prices outlined in Note 2 above, less applicable treatment, smelting, refining costs, penalties, concentrate transportation costs, insurance and losses and royalties.

	5.	The LOM strip ratio was estimated at 8.39.

	6.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

	7.	Tonnage and grade measurements are in metric units. Contained copper, zinc and lead pounds are reported as imperial pounds, contained silver and gold ounces as troy ounces.

Arctic Project – Mining Operations

The Arctic Project is not currently in production; for contemplated exploration or development activities see below.

Arctic Project – Exploration and Development

As noted in the summary Arctic Project – Technical Report above, we engaged Tetra Tech to prepare a PEA for the Arctic Project. The following summary describes the main results and assumptions of the PEA not previously discussed above. See “Arctic Project – Current Activities” below for a description of the Company’s current and contemplated exploration.

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

•	The copper recoveries to the bulk copper-lead concentrates ranged from 89 to 93% excluding the Zone 1 & 2 composite which produced a copper recovery of approximately 84%; the copper grades of the bulk concentrates were 24 to 28%.

•	Approximately 92 to 94% of the lead was recovered to the bulk copper-lead concentrates containing 9 to 13% lead.

•	The zinc recovery was 84.2% from Composite Zone 1 & 2, 93.0% from Composite Zone 3 and 90.5% from Composite Zone 5. On average, the zinc grades of the concentrates produced were higher than 55%, excluding the concentrate generated from Composite Zone 1 & 2, which contained only 44.5% zinc.

•	Gold and silver were predominantly recovered into the bulk copper-lead concentrates. Gold recoveries to this concentrate ranged from 65 to 80%, and silver recoveries ranged from 80 to 86%.

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

The LOM average mill feed is expected to contain 2.28% copper, 0.53% lead, 3.13% zinc, 0.5 g/t gold, and 37 g/t silver. According to the mine plan developed for the PEA study and metallurgical test results, the LOM average metal recoveries and concentrate grades are projected below:

•	copper concentrate recovery: 87.1% copper; 57.9% gold; 40.2% silver; copper grade: 29%

•	lead concentrate recovery: 74.0% lead; 6.8% gold; 40.2% silver; lead grade: 50%

•	zinc concentrate recovery: 86.8% zinc; zinc grade: 56%.

Tailings and Storage Facility

The co-disposal TSF will be a fully lined facility consisting of rockfill embankment constructed across the SubArctic Creek drainage, creating an impoundment that will extend up the drainage. The rockfill embankment will be constructed to an ultimate crest elevation of 655 masl with the embankment being raised in stages to minimize the initial capital construction cost. During operations, potential acid generating (“PAG”) waste rock will be placed at the bottom and sides of the basin forming layers with consecutive disposal on tailings that will be filling the voids. The tailings has the potential to generate acid and, therefore, the tailings and the PAG waste rock will be placed under water and remain permanently submerged in order to reduce the potential for acid generation. Additional studies will be required to determine the most suitable method of co-disposal and potential requirements for acid rock drainage (“ARD”) management and mitigation programs will need to be part of the design of the TSF.

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

Arctic Project - Current Activities

The focus of work on the Arctic Project in 2015 was drilling, surficial field investigations and desktop studies to support pre-feasibility. NovaCopper completed fourteen diamond drill holes for a total of 3,056 m of core; including twelve in-fill drill holes, representing 2,425 m, designed to evaluate vertical and lateral continuity of the high-grade polymetallic copper, gold, silver, lead and zinc mineralization, and support upgrading of inferred resources to measured and indicated resource classification within the area of the proposed Arctic open-pit as outlined in the PEA, and two drill holes, representing 631 m, specifically targeting geotechnical and hydrogeological information.

The drill program, sampling protocol and data verification were managed and overseen by qualified persons employed by NovaCopper. The twelve in-fill diamond drill holes were drilled at NQ diameter drill core and the two geotechnical drill holes were drilled at HQ diameter drill core by Boart Longyear of South Jordan, Utah. Samples in mineralized core were collected using a 0.3 -meter minimum length, 2.0 -meter maximum length and 0.9 -meter average sample length. Samples in un-mineralized core were collected using 2.0 -meter minimum length, 10-meter maximum length and 4-meter average sample length. Drill core recovery averaged 94% without overburden. Three quality control samples (one blank, one standard and one duplicate) were inserted into each batch of 20 samples. The drill core was either sawn or shipped as whole core, with samples sent to ALS Minerals, Fairbanks, Alaska for sample preparation and the sample pulps forwarded to ALS’s North Vancouver facility for analysis. ALS Minerals in North Vancouver, B.C., Canada, is a facility certified as ISO 9001:2008 and accredited to ISO / IEC 17025:2005 from the Standards Council of Canada. Based on a cut-off grade of 1.0% copper all fourteen drill holes intersected significant intervals; defined as a minimum of 1.0 meter copper interval with average grade >0.7% copper.

In addition to the drill program, NovaCopper contracted SRK Consulting of Vancouver, Canada (SRK) to conduct a dedicated field investigation comprised of drill logging, mapping, laboratory test work and downhole installations. A summary report detailing a gap analysis, desktop study findings and field investigation recommendations was issued prior to the drill program. Two dual purpose drill holes were completed for geotechnical (soil and rock) and hydrogeological data acquisition. Additionally, SRK hydrogeologists re-visited previously installed vibrating wire piezometers to ensure data loggers were operational and to download pore pressure measurement data. A civil geotechnical site visit was conducted to investigate surface conditions and provide comment on potential infrastructure and waste management facilities layout. Furthermore, structural mapping of exposed rock faces along the Arctic ridge along with downhole televiewer and structural logging of newly acquired drill core were consolidated with prior work to support a 3D structural model. Moving forward, SRK will use the 2015 field investigations to support rock geotechnical assessment, hydrogeological assessment and pit slope design which is intended to be used to support a future pre-feasibility study.

Under the guidance of SRK, NovaCopper initiated acid-base-accounting kinetic test work at Arctic; both on-site barrel testing and parallel laboratory humidity cells. In addition, NovaCopper collected samples from this year’s drill program to increase static testing coverage over the Arctic deposit – preliminary results are expected in Q1, 2016 and will be used to support a future pre-feasibility study.

Environmental baseline data collection continued in 2015, including 34,000 acres of wetlands delineation within the project area, which was completed by WHPacific of Anchorage, Alaska. Seventy percent of a LiDAR survey over the UKMP was completed by WHPacific and Quantum Spatial before weather conditions became unfavorable; NovaCopper plans to complete the remaining thirty percent of the LiDAR survey in 2016.

Bornite Project, Ambler District, Alaska

Bornite Project

Except for the information under the heading “Bornite Project – Current Activities” and except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from, and in some instances is an extract from, the technical report titled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” report dated effective March 18, 2014 released April 1, 2014 (the “Bornite Report”) prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc. Except for the information under the heading “Bornite Project – Current Activities” and except as otherwise stated, Erin Workman, P.Geo., an employee and Director, Technical Services, is a Qualified Person as defined in 43-101, and has approved the scientific and technical information contained herein. The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Bornite Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Bornite Project - Property Description and Location

The Property is located in the Ambler mining district of the southern Brooks Range, in the NWAB of Alaska. The Property is located in Ambler River A-2 quadrangle, Kateel River Meridian T 19N, R 9E, sections 4, 5, 8 and 9. The Bornite Project is located 248 km east of the town of Kotzebue, 19 km north of the village of Kobuk, 275 km west of the Dalton Highway, an all-weather state maintained public road, at geographic coordinates N67.07° latitude and W156.94° longitude (Universal Transverse Mercator (UTM) North American Datum (NAD) 83, Zone 4W coordinates 7440449N, 589811E).

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

An upgraded one-lane gravel road suitable for vehicles links the Bornite Camp to the Dahl Creek airstrip and camp and village of Kobuk.

The climate in the region is typical of a sub-arctic environment. Exploration is generally conducted from late May until late September. Weather conditions on the Project can vary significantly from year to year and can change suddenly. During the summer exploration season, average maximum temperatures range from 10°C to 20°C, while average lows range from -2°C to 7°C. By early October, unpredictable weather limits safe helicopter travel to the Project. During winter months, the Project can be accessed by snow machine, track vehicle, or fixed wing aircraft. Winter temperatures are routinely below -25°C and can exceed -50°C. Annual precipitation in the region averages at 395 mm with the most rainfall occurring from June through September, and the most snowfall occurring from November through January.

Drilling and mapping programs are seasonal and have been supported out of the Main Bornite Camp and Dahl Creek Camp. The main Bornite Camp facilities are located on Ruby Creek on the northern edge of the Cosmos Hills. The camp provides office space and accommodations for the geologists, drillers, pilots, and support staff. There are four 2-person cabins installed by NANA prior to our tenure. In 2011, the main Bornite Camp was expanded to 20 sleeping tents, 3 administrative tents, 2 shower/bathroom tents, 1 medical tent, and 1 dining/cooking tent. With these additions, the camp capacity was increased to 49 beds. A 30 m by 9 m core logging facility was also built in summer of 2011. An incinerator was installed near the Bornite airstrip to manage waste created by the Bornite Project. Power for the Bornite Project is supplied by a 175 kW Caterpillar diesel generator. Water is provided by a permitted artesian well located 250 m from the Bornite Camp. In 2012, the camp was further expanded with the addition of a laundry tent, a women's shower/washroom tent, a recreation tent, several additional sleeping tents, and a 2 x enlargement of the kitchen tent. Camp capacity increased to 76 beds. The septic field was upgraded to accommodate the increase in camp population. One of the two-person cabins was winterized for use by the winter caretaker. A permitted landfill was established to allow for the continued cleanup and rehabilitation of the historic shop facilities and surroundings. The Dahl Creek camp is an overflow or alternative facility to the main Bornite Camp. The Dahl Creek camp has a main cabin for dining and administrative duties, and a shower facility. Sleeping facilities include two hard-sided sleeping cabins with seven beds (primarily used for staff), one 4-person sleeping tents, and three 2-person sleeping tents for a total of 21 beds. There are support structures, including a shop and storage facilities.

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

Kennecott completed numerous geophysical surveys as an integral part of exploration throughout their tenure on the property. Various reports, notes, figures, and data files stored in Kennecott’s Salt Lake City exploration office indicated that geophysical work included, but was not limited to, the following:

•	Airborne magnetic and EM surveys (fixed-wing INPUT) (1950s)

•	Gravity, single point (“SP”), Audio-Frequency Magneto-Telluric (“AMT”), EM, borehole and surface IP/resistivity surveys (1960s)

•	Gravity, airborne magnetic, and CSAMT surveys (1990s)

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

Bornite Project - Geological Setting and Mineralization

The Bornite Project is located within the Arctic Alaska Terrane, a sequence of mostly Paleozoic continental margin rocks that make up the Brooks Range and North Slope of Alaska. It is within the Phyllite Belt geologic subdivision, which together with the higher-grade Schist Belt, stretches almost the entire length of the Brooks Range and is considered to represent the hinterland of the Jurassic Brooks Range orogeny. The southern margin of the Phyllite Belt is marked by mélange and low angle faults associated with the Kobuk River fault zone, while the northern boundary is thought to be gradational with the higher-grade metamorphic rocks of the Schist Belt.

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

With the NANA Agreement approaching completion, NovaGold initiated work in 2010 to begin to characterize the exploration potential and depositional controls by re-logging and re-analyzing select drill holes with a Niton portable x-ray fluorescence (“XRF”) to determine geochemical variability. In 2011, NovaGold began an initial drill program to verify the historical database and exploration potential and conducted additional geophysical surveys to provide better targeting tools for continued exploration in the district. In 2012, we expanded the IP geophysical coverage completing a major district-wide survey that targeted the prospective Bornite Carbonate sequence. Subsequent resource drilling between 2011 and 2013 based on the exploration targeting is discussed in the “Bornite Project - Mineral Resource Estimates” section below.

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

2014 NovaCopper Exploration

In 2014, we undertook a significant drill core re-sampling and re-assaying program at the Bornite Project consisting of approximately 13,000 m in 37 historical drill holes, which were originally drilled by Kennecott on the Bornite Project between 1959 and 1976. The objectives of the re-logging/re-sampling program were threefold: 1) to identify additional low-grade (<1% copper) near-surface mineralized material which had not been previously sampled; 2) to confirm and conduct a QA/QC program on the historical sample results; and 3) to acquire a full geochemical data suite for the Ruby Creek zone which can be utilized in future geological modeling.

We submitted 5,819 samples for assaying. Of the submitted samples, 5,134 (11,149 meters) were from previously un-sampled drill core. The remaining 685 samples (1,503 meters) were from drill core that was previously sampled by Kennecott and sent for re-assaying to confirm results. Of the 11,149 meters of historic drill core previously un-sampled, 5 holes had intervals of copper grading more than 0.5% copper, and 21 holes contained mineralization grading more than 0.2% copper.

The 2014 logging and sampling campaign followed consistent sampling methodology, assay and analytical procedures as described below in “Bornite Project - Sample Preparation, Analyses and Security”.

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

In 2013, 33 historic Kennecott drill holes in the Ruby Creek area were re-logged and re-sampled as these holes had previously only been selectively sampled by Kennecott. Entire holes were re-logged utilizing NovaCopper protocols discussed above. Samples were submitted either as half-core, where previously sampled, or whole core where un-sampled (this was done to ensure that a sufficient volume of material was provided for analysis). Sample intervals were matched to historic intervals whenever possible, or selected to reflect NovaCopper sampling procedures described above. The objectives of the re-assay/re-logging program were threefold: 1) to implement a QA/QC program on intervals previously sampled by Kennecott in order to confirm the validity of their results; 2) to identify additional lower-grade (0.2 -0.5% copper), which was not previously sampled; and 3) to provide additional multi-element ICP data to assist in the geologic interpretation of the deposit.

In 2014, 37 historic Kennecott drill holes in the Ruby Creek area were re-logged and re-sampled; however, it should be noted that the 2014 re-sampling campaign described above (2014 NovaCopper Exploration) was not utilized in the estimation of the current resource (Bornite Project). Re-logging and re-sampling protocols for the 2014 program were consistent with the 2013 program discussed above.

Bornite Project - Sample Preparation, Analyses and Security

Sample preparation, analytical lab accreditation and security measures taken during historical Kennecott and BCMC programs are unknown to us; however, we are not aware of any reason to suspect that any of these samples have been tampered with. The 2011 to 2014 samples were either in the custody of NovaGold or NovaCopper personnel or the assay laboratories at all times, and the chain of custody of the samples is well documented.

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

Gold assays in 2011 and 2012 were determined using fire analysis followed by an atomic absorption spectroscopy (“AAS”) finish; gold was not analyzed in 2013 or 2014. The lower detection limit was 0.005 ppm gold; the upper limit was 10 ppm gold. An additional 48-element suite was assayed by inductively coupled plasma-mass spectrometry (“ICP-MS”) and ICP-AES methodologies, following a four acid digest. Over limit (>1.0%) copper and zinc analyses were completed by AA, following a four acid digest.

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

During 2012, 2013 and 2014, NovaCopper staff performed continuous validation of the drill data; both while logging was in progress and after the drill season was complete. NovaCopper also retained independent consultant Caroline Vallat, P.Geo. of GeoSpark Consulting Inc. to: 1) import digital drill data to the master database and conduct QA/QC checks upon import, 2) conduct a QA/QC review of paired historical assays and NovaCopper 2012 and 2013 re-assays; 3) monitor an independent check assay program for the 2012, 2013, and 2014 sampling campaigns; and 4) generate a QA/QC report for the 2012, 2013, and 2014 sampling campaigns.

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

In 2013, we drilled an additional 17 holes at Bornite totaling 8,142 m of which 4,684 m was drilled at the Ruby Creek zone and 3,458 m at the South Reef zone. The program expanded the lateral, down-dip, extents in the northern part of the deposit and also provided additional delineation of some internal parts of the western Ruby Creek area. In addition to the 2013 drilling, we completed an extensive sampling program of 33 historical drill holes located in the Ruby Creek area that were drilled but only selectively sampled by Kennecott. This program has resulted in providing better continuity of mineral resources the Ruby Creek area. The 2014 re-logging and re-sampling program results “2014 NovaCopper Exploration” are not included in this resource statement.

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

Type	Cut-off (Cu %)	Mtonnes	Cu%	Cu (Mlbs)
Indicated
In-Pit(2)	0.5	14.1	1.08	334

Notes:	1.

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

Type	Cut-off (Cu %)	Mtonnes	Cu%	Cu (Mlbs)
Inferred
In-Pit (3)	0.5	109.6	0.94	2,259
Below-Pit	1.5	55.6	2.81	3,437
Total Inferred		165.2	1.57	5,696

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. See “Risk Factors” and “Cautionary Note to United States Investors.”

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

Bornite Project – Mining Operations

The Bornite Project is not currently in production; for contemplated exploration or development activities see below.

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

Bornite Project – Current Activities

Field work at the Bornite Project was limited in 2015 to a deep penetrating soil and vegetation geochemical survey, as the company focussed field investigations and drilling activities on advancing its Arctic Project towards pre-feasibility. Within the greater project area environmental baseline data collection continued, including 34,000 acres of wetlands delineation, which was completed by WHPacific of Anchorage, Alaska. Seventy percent of a LiDAR survey over the UKMP was completed by WHPacific and Quantum Spatial before weather conditions became unfavorable; NovaCopper plans to complete the remaining thirty percent of the LiDAR survey in 2016.

The Bornite geological model was updated in 2015 to include the results of the 2014 re-logging and re-sampling program. NovaCopper plans to incorporate the updated geological model and the 2014 re-assays into future resource evaluations.

Titiribi Project, Antioquia, Colombia

On June 19, 2015, NovaCopper completed the arrangement with Sunward. As a result, NovaCopper, through wholly-owned subsidiaries, owns 100% of the Titiribi gold-copper exploration project located approximately 70 kilometers southwest of the city of Medellin, in Antioquia Department, Colombia. The Titiribi project’s principle mining title is concession 5085, which was created by the consolidation of five concessions and four exploration licenses. This concession, comprising of an area of 3,919 hectares, was registered with the National Mining Registry on April 18, 2013 and expires in 2043.

A modest exploration program was performed in 2015 in order to meet the expenditure obligations in Colombia. We do not consider the Titiribi Project to be material to the Company.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of business. We are not aware of any material current, pending, or threatened litigation. As disclosed previously in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 and under Part I - Item 1. Business, Sunward was notified that Luisa Maria Escobar Wolf has filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia to advance a verbal process. We do not consider this to be a material litigation. There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

Item 4.	MINE SAFETY DISCLOSURES

Operations are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). At our current stage of exploration, we are not yet subject to MSHA.

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank. We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2015.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The NovaCopper Shares are listed on the TSX and the NYSE-MKT under the symbol “NCQ”. On February 5, 2016, there were 1514 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. The following tables set out the market price range of the Common Shares on the TSX and NYSE-MKT for the 12 months prior to the date hereof.

		NYSE-MKT		TSX (C$)
Fiscal Quarter	High	Low	High	Low
Q1 2014	2.03	1.22	2.15	1.36
Q2 2014	1.50	0.94	1.68	0.96
Q3 2014	1.25	0.85	1.35	0.96
Q4 2014	1.23	0.60	1.34	0.69
Q1 2015	0.72	0.41	0.90	0.53
Q2 2015	0.74	0.52	0.93	0.65
Q3 2015	0.65	0.35	0.80	0.45
Q4 2015	0.55	0.33	0.70	0.41
December 2015 – February 5, 2016	0.39	0.15	0.55	0.20

On February 5, 2016, the closing price of our Common Shares on the TSX was CDN$0.38 per Common Share and on the NYSE-MKT was $0.27 per Common Share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of February 5, 2016.

Number of securities
remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans (excluding
	outstanding options, warrants	price of outstanding options,	securities reflected in column
Plan category	and rights	warrants and rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,053,101	$0.40	7,693,872

Equity compensation plans not approved by security holders	-	-	-

Total	8,053,101	$0.40	7,693,872

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

	2012	2013	2014	2015
NovaCopper Inc.	$100	$88	$29	$19
S&P/TSX Composite Index	$100	$116	$128	$117
S&P/ TSX Global Base Metals Index USD	$100	$100	$94	$49
S&P/ TSX Venture Composite	$100	$72	$58	$41

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

The Common Shares will generally be considered capital property to a Non-Resident Holder unless either (i) the Non-Resident Holder holds the Common Shares in the course of carrying on a business of buying and selling securities or (ii) the Non-Resident Holder has acquired the Common Shares in a transaction or transactions considered to be an adventure or concern in the nature of trade.

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

Currency Conversion

Subject to certain exceptions that are not discussed herein, for purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of Common Shares, including dividends, adjusted cost base and proceeds of dispositions must be determined in Canadian dollars based on the rate of exchange quoted by the Bank of Canada at noon on the particular date the particular amount arose or such other rate of exchange as acceptable to the CRA.

Disposition of Common Shares

A Non-Resident Holder will not be subject to tax under the Tax Act in respect of any capital gain realized by such Non-Resident Holder on a disposition of the Common Shares, nor will capital losses arising from the disposition be recognized under the Tax Act, unless the Common Shares constitute “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention. As long as the shares are then listed on a “designated stock exchange” (as defined in the Tax Act) (which currently includes the TSX and the NYSE-MKT) at the time of disposition, the Common Shares generally will not constitute taxable Canadian property of a Non-Resident Holder, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are not met concurrently: (i) the Non-Resident Holder, persons with whom the Non-Resident Holder did not deal at arm’s length, partnerships in which the taxpayer or persons with whom the taxpayer did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, or the Non-Resident Holder together with all such persons, owned or was considered to own 25% or more of the issued shares of any class or series of shares of the capital stock of the Company; and (ii) more than 50% of the fair market value of the Common Shares was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act) or a options in respect of, or interests in, or civil law rights in, such properties, whether or not it exists.

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

Dividends on Common Shares

Under the Tax Act, dividends on shares paid or credited to a Non-Resident Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends. This withholding tax may be reduced pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a Non-Resident Holder. Under the Convention, a U.S. Holder will generally be subject to Canadian withholding tax at a rate of 15% of the gross amount of such dividends (or 5% in the case of a U.S. Holder that is a company beneficially owning at least 10% of the Company’s voting shares). In addition, under the Convention, dividends may be exempt from Canadian non-resident withholding tax if paid to certain U.S. Holders that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2013, 2014, and 2015, but may be a PFIC in future tax years. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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

Unregistered Sales of Equity Securities

On June 19, 2015, we issued 43,116,312 Common Shares and Sunward Arrangement Options to purchase 2,505,000 Common Shares in the acquisition of Sunward. Each Arrangement Option is exercisable for a period of 90 days.

The issuance of the common shares and the Sunward Arrangement Options under the Arrangement was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and such common shares were issued in reliance upon the exemption from the registration of the Securities Act provided by Section 3(a)(10) thereof. Section 3(a)(10) of the Securities Act exempts the issuance of securities issued in exchange for one or more bona fide outstanding securities, or partly in such exchange and partly for cash, from the registration requirements of the Securities Act where the terms and conditions of such issuance and exchange have been approved by a court of competent jurisdiction, after a hearing upon the fairness of the terms and conditions of such issuance and exchange at which all persons to whom the securities will be issued have the right to appear and receive timely notice thereof. The Court was authorized to conduct a hearing on June 17, 2015 at which the substantive and procedural fairness of the terms and conditions of the Arrangement were considered and at which Sunward shareholders and holders of Sunward options and deferred share units of Sunward were entitled to appear. The Court granted a final order approving the Arrangement following the hearing on June 17, 2015. Accordingly, the issuance of the 43,116,312 Common Shares and the Sunward Arrangement Options was exempt from the registration requirements under the Securities Act pursuant to Section 3(a)(10) thereof.

Repurchase of Securities

During 2015, neither NovaCopper nor any affiliate of NovaCopper repurchased NovaCopper Common Shares.

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
		Year ended November 30
	2015(1)	2014	2013	2012	2011
	$	$	$	$	$
Results of operations
Loss and comprehensive loss for the period	9,532	9,648	24,394	31,018	11,336
Basic and diluted loss per share	0.12	0.17	0.47	0.67	0.44

Financial position
Working capital (deficit)	16,134	4,846	5,423	21,190	(424)
Total assets	51,181	36,826	38,899	55,696	31,772
Total long-term liabilities	-	-	-	-	-
Shareholders’ equity	50,430	35,847	37,157	53,723	31,251

(1) On June 19, 2015, we completed the acquisition of Sunward by issuing 43,116,312 Common Shares valued at $22.9 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NovaCopper Inc.
(An Exploration-Stage Company)

Management’s Discussion and Analysis
For the Fourth Quarter and Year Ended November 30, 2015
(expressed in US dollars)

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or “the Company”) is dated February 5, 2016 and provides an analysis of our audited financial results for the year ended November 30, 2015 compared to the year ended November 30, 2014.

The following information should be read in conjunction with our November 30, 2015 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada, references to “U.S. dollars”, “$” or “US$” are to the currency of the United States and references to “Colombian pesos” or “COP” are to the currency of the Republic of Colombia.

Erin Workman, P.Geo., an employee and the Director, Technical Services, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

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

We have recorded the Ambler lands as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies. As a result of the spin-out of NovaCopper from NovaGold Resources Inc. (“NovaGold”) in 2012, the consolidated financial statements have been presented under the continuity of interest basis of accounting whereby the amounts are based on the amounts originally recorded by NovaGold as if we had held the property from inception.

Bornite Project

On October 19, 2011, NovaCopper US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease (the “NANA Agreement”), NovaCopper US acquired the exclusive right to explore the Bornite property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project. Both projects are included as part of a larger area of interest set forth in the NANA Agreement. The agreement with NANA created a total land package incorporating our Ambler lands with the adjacent Bornite and ANCSA lands with a total area of approximately 352,900 acres (142,831 hectares).

As consideration, NovaCopper paid $4.0 million to NANA upon signing the NANA agreement and gave NANA the right to appoint a member to NovaCopper’s board of directors before April 2017. NANA has not exercised their right to appoint a board member at this time. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share.

NANA would also be granted a net smelter return royalty between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the particular area of land from which production originates.

We have accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies.

Titiribi Project

On June 19, 2015, NovaCopper completed an arrangement to acquire Sunward Resources Ltd. (“Sunward”). As a result, NovaCopper, through wholly-owned subsidiaries, owns 100% of the Titiribi gold-copper exploration project located approximately 70 kilometers southwest of the city of Medellin, in Antioquia Department, Colombia. The Titiribi project’s principle mining title is concession 5085, which was created by the consolidation of five concessions and four exploration licenses. This concession, comprising of an area of 3,919 hectares, was registered with the National Mining Registry on April 18, 2013 and expires in 2043.

We have accounted for the Titiribi property as a mineral property with the acquisition costs capitalized and post-acquisition exploration costs expensed.

Corporate developments

Acquisition of Sunward Resources Ltd.

On June 19, 2015, the Company completed a Plan of Arrangement (“Arrangement”) with Sunward, a publicly listed company on the TSX, resulting in the acquisition of Sunward by NovaCopper. Under the terms of the Arrangement, Sunward shareholders received 0.3 of a NovaCopper common share for each Sunward common share held resulting in the Company issuing approximately 43.1 million common shares to Sunward shareholders and Sunward directors holding Sunward deferred share units. Each Sunward stock option outstanding was exchanged for a fully-vested option (each “Sunward Arrangement Option”) to purchase NovaCopper common shares for a period of 90 days, with the number of shares issuable and exercise price adjusted based on an exchange ratio of 0.3. A total of 2,505,000 Sunward Arrangement Options were issued to holders of Sunward stock options at closing. Subsequent to the closing of the Arrangement, 347,999 Sunward Arrangement Options were exercised for proceeds of approximately C$188,000, and 2,157,001 expired, accordingly no Sunward Arrangement Options are outstanding. The total purchase consideration was $23.0 million, in exchange, NovaCopper received $19.4 million in cash and the Titiribi mineral property valued at $3.3 million. For further information, please refer to note 4 of the Company’s 2015 audited financial statements.

Long-term incentives

During the year ended November 30, 2015, the Board of Directors approved the granting of 3,813,350 stock options to employees, consultants and directors.

Share issuances

During the year ended November 30, 2015, 458,032 restricted share units (“RSUs”) were granted to officers, vesting immediately to settle obligations previously accrued.

Project activities

At the end of August 2015, the Company successfully completed the 2015 field program in support of the Arctic deposit pre-feasibility. In total, fourteen diamond drill holes were completed amounting to a total of 3,056 meters drilled. The 2015 in-fill drill program was designed to evaluate vertical and lateral continuity of the high-grade polymetallic copper-zinc-lead-gold-silver mineralization in support of upgrading inferred resources to measured and indicated classification. In addition to the twelve resource estimation drill holes, two drill holes, representing 631 meters drilled, were completed to support preliminary rock mechanics and geotechnical studies and a hydrogeological assessment of the proposed Arctic open-pit. The two geotech holes were drilled into separate areas of the high-wall and will be used to support preliminary pit slope design and guide future geotechnical and hydrogeological site investigations. Results from the drill program were announced on a news release dated October 21, 2015, and will be used to advance our understanding of the Arctic geological model.

In addition to the drilling, the Company also conducted a civil geotechnical assessment of potential site infrastructure and waste management facilities locations. The Company initiated acid-base-accounting static and kinetic test work to support waste rock characterization efforts at Arctic, and completed 34,000 acres of wetlands delineation within the project area. Environmental baseline data collection continued and seventy percent of the project-wide aerial LiDAR survey (used to obtain high resolution data and mapping) was completed before weather conditions became unfavorable; NovaCopper plans to complete the remaining thirty percent of the LiDAR survey in 2016. A LiDAR survey is used to make a high resolution map. The Company continues to work closely with NANA, our Alaska Native Corporation partner, to focus efforts on community relations and workforce development strategies.

During 2015, we continued our efforts on supporting the Alaska Industrial Development Export Authority ("AIDEA”) in working towards drafting an Environmental Impact Statement (“EIS”) as prescribed under the National Environmental Policy Act process to permit the Ambler Mining District Industrial Access Road (“AMDIAR”). The AMDIAR is anticipated to provide access to the Ambler mining district and our UKMP Projects – Arctic and Bornite. In the first quarter of 2015, the United States Army Corps of Engineers (“USACE”) selected HDR, Inc. as the third party environmental engineer to manage the EIS process on behalf of the USACE. In light of the recent drop in oil prices, the Government of Alaska was reviewing all spending across State of Alaska entities. On October 21, 2015, Alaska’s Governor authorized AIDEA to begin the EIS process and shortly thereafter, the Consolidated Right of Way application document in respect of the AMDIAR was completed.

In fiscal 2015, we expended $4.2 million on the UKMP Projects, mainly at Arctic, consisting of $1.1 million in wages and benefits, $0.7 million in drilling, $1.4 million in project support expenses, $0.4 million in land maintenance and permit expenses, and $0.4 million in engineering expenses.

Outlook

We plan to advance the Arctic deposit towards pre-feasibility over two to three years. We plan to invest approximately $5.5 million on the UKMP Projects during 2016 mainly for drilling at Arctic during the field season to collect Arctic in-pit geotechnical and metallurgical data. Funds will also be utilized for environmental and engineering studies to gather information in preparation for a pre-feasibility study and also to complete the LiDAR survey.

Summary of results

		in thousands of dollars,
		except for per share amounts
Selected expenses	Year ended	Year ended	Year ended
	November 30,	November 30,	November 30,
	2015	2014	2013
	$	$	$
Amortization	355	750	1,033
General and administrative	1,349	1,484	1,915
Mineral properties expense	4,476	2,512	8,894
Professional fees	1,346	952	947
Salaries	1,085	3,012	3,173
Salaries – stock-based compensation	831	887	8,225
Loss and comprehensive loss for the year	9,532	9,648	24,394
Basic and diluted loss per common share	$0.12	$0.17	$0.47

For the year ended November 30, 2015, we reported a net loss of $9.5 million (or $0.12 basic and diluted loss per common share) compared to a net loss of $9.6 million for the corresponding period in 2014 (or $0.17 basic and diluted loss per common share) and a net loss of $24.4 million for the corresponding period in 2013 (or $0.47 basic and diluted loss per common share). This variance was primarily due to a decrease in salaries, general and administration expenses, and stock-based compensation offset against an increase in mineral properties expenses in 2015.

The reduction in salaries of $3.0 million in 2014 to $1.1 million in 2015 is primarily related cost reduction initiatives implemented in the third quarter 2014 that reduced the number of employees in the corporate office. The salaries in 2014 also included a one-time severance cost of $1.3 million paid to former employees offset by a recovery of $0.3 million due to a reversal of accrued bonuses from 2013 to employees no longer eligible to receive payment; salaries in 2013 included accrued bonuses of $0.8 million for officers and employees.

General and administrative expenses for the year ended November 30, 2015 were $1.3 million, a reduction of $0.2 million from the $1.5 million incurred for the year ended November 30, 2014, and a further reduction of $0.4 million from the $1.9 million incurred for the year ended November 30, 2013. Expenses in 2015 and 2014 represent a reduction in general and administrative expenses due to continued cost reduction efforts mainly as a result of the reduced corporate office size and lower travel expenditures. The Company also benefited from the favorable foreign exchange movement of the US dollar against the Canadian dollar in 2015. The comparable basic and diluted loss per common share for 2015 is lower than 2014 and 2013 mainly as a result of the decreased loss and comprehensive loss for the year, as well as additional shares issued during 2015 as a result of the Sunward acquisition completed in June 2015, and in 2014 as a result of the private placement completed in July 2014.

The other reduction in expenses is from a charge of $0.8 million in stock-based compensation in 2015 compared to $0.9 million in 2014, and $8.2 million in 2013. The expense recognized for the current year included $0.7 million in expense relating to stock options and $0.1 million in expense relating to deferred share units (“DSUs”) issued to non-executive directors in lieu of cash remuneration. The expense recognized for 2014 included $0.5 million in expense relating to stock options and $0.4 million in expense relating to previously granted RSUs and DSUs. The expense recognized for 2013 of $8.2 million included $4.8 million in expense relating to previously granted stock options and $3.4 million in expense relating to RSU and DSU grants made during the 2013 fiscal year. On November 22, 2013, we cancelled 5,710,000 stock options at an exercise price of CDN$3.11 which were originally granted in 2012 upon the spin-out of the Company from NovaGold Resources Inc. Remaining expense relating to unvested options at the time of cancellation of $0.8 million was accelerated and recognized in the year.

The variance in the mineral properties expense was primarily due to the differing magnitude of the field programs at our UKMP Projects in 2015, 2014 and 2013. In 2015, we completed fourteen diamond drill holes amounting to 3,056 meters at the Arctic Project, as well as engineering and environmental site investigations. In 2014, we completed a re-sampling and re-assaying program of approximately 13,000 meters of historical drill core from Bornite. In 2013, we completed an exploration drilling campaign at Bornite of 8,142 meters and a re-sampling and re-assaying program comprising 11,067 meters of historical drill core. Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs.

Other important variances for the year ended November 30, 2015 compared to the same period in 2014 and 2013 are as follows: (a) $0.4 million in amortization compared to $0.8 million in 2014 and $1.0 million in 2013 due to timing of capital purchases in the prior fiscal years; and (b) $1.3 million in professional fees in 2015 compared to $0.9 million in 2014 and 2013 due to expenses incurred for legal and technical due diligence and regulatory approvals associated with the acquisition of Sunward in 2015 compared with legal costs associated with private placement financing and prospectus-related filings in Canada and the United States in 2014 and 2013 respectively.

Fourth quarter results

During the fourth quarter of 2015, we incurred a net loss of $2.1 million compared to $2.0 million for the comparable period in 2014. The increase in net loss in the fourth quarter of 2015 compared to 2014 was a result of increased mineral property expenses offset against a reduction in stock-based compensation. We incurred $1.0 million of mineral property expenses in the fourth quarter of 2015 compared to $0.6 million in the fourth quarter of 2014. The mineral property expenses in the fourth quarter of 2015 included assaying costs from the summer drill program, engineering costs for the Arctic deposit and LiDAR survey work for the UKMP Projects area and the cost of maintaining the Titiribi mineral project acquired in Q3 of 2015. The mineral property expenses in the fourth quarter of 2014 primarily included assaying costs from the 2014 re-logging program. We incurred $0.3 million of stock-based compensation in the fourth quarter of 2015 compared to $0.6 million in the fourth quarter of 2014. The decrease was attributed to the stock options granted in the fourth quarter 2014 having a higher fair value per option as calculated using the black-scholes option pricing model compared to 2015.

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

		in thousands of dollars
	Year ended	Year ended	Year ended
	November 30,	November 30,	November 30,
	2015	2014	2013
	$	$	$
Interest income	24	2	40
Expenses	9,556	9,650	24,434
Loss and comprehensive loss for the year	9,532	9,648	24,394
Total assets	51,181	36,826	38,899
Total liabilities	751	979	1,742

Quarterly information

The following quarterly information is prepared in accordance with U.S. GAAP.

						in thousands of dollars,
						except per share amounts
	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014
	11/30/15	08/31/15	05/31/15	02/28/15	11/30/14	08/31/14	05/31/14	02/28/14
	$	$	$	$	$	$	$	$
Interest and other income	12	8	4	-	-	1	-	1
Mineral property expenses	946	2,912	291	327	596	847	489	580
Loss for the period	(2,090)	(4,162)	(1,750)	(1,530)	(2,029)	(2,911)	(2,093)	(2,616)
Loss per common share – basic and diluted	(0.02)	(0.04)	(0.03)	(0.03)	(0.03)	(0.05)	(0.04)	(0.05)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition of Sunward and financing activities.

During the first quarter of 2014, we incurred $0.1 million of stock-based compensation expense due to the prior acceleration of expense in the fourth quarter of 2013, and $0.7 million in professional fees. The professional fees were related to financing activities as we filed a preliminary prospectus supplement in February 2014. During the second quarter of 2014, we incurred $0.5 million in mineral property expenses as our field season start-up in 2014 occurred in July. As a result, no field season activity costs were incurred in the second quarter of 2014 resulting in a loss of $2.1 million for the second quarter of 2014, lower than previous second quarter losses. During the third quarter of 2014, we incurred mineral property expenses of $0.8 million due to a reduced field season program. We also incurred a one-time severance cost of $1.5 million relating to staff reductions offset against a recovery on reversal of previously accrued bonuses of $0.3 million. During the fourth quarter of 2014, we incurred $0.6 million of mineral property expenses mainly related to assaying costs incurred for the 2014 re-logging program.

Our loss for the first quarter ended February 28, 2015 is significantly reduced compared to the first quarter ended February 28, 2014 due to reduced professional fees, salaries and mineral property expenses. During the first quarter of 2015, we incurred mineral property expense of $0.3 million mainly on community support and project staff salaries as our field season this year did not commence until early in the third quarter. During the second quarter of 2015, we incurred $0.3 million in mineral property expenses, the same level of activities as the first quarter of 2015. We also incurred $0.7 million in professional fees during the second quarter of 2015 mainly due to the acquisition of Sunward. The increase in professional fees was offset against the decrease in salaries during the second quarter of 2015 compared to the corresponding period in 2014. During the third quarter of 2015, we incurred mineral property expenses of $2.9 million as we completed our drilling program. As a result, our loss for the third quarter ended August 31, 2015 is higher compared to previous third quarter losses. Our net loss for the fourth quarter of 2015 of $2.1 million is increased from the fourth quarter net loss of 2014 of $2.0 million mainly due to lower mineral property expenses offset against a reduction in stock-based compensation.

Liquidity and capital resources

At November 30, 2015, we had $16.1 million in cash and cash equivalents. We expended $8.4 million on operating activities during the 2015 fiscal year compared with $8.6 million for operating activities for the same period in 2014, and expenditures of $15.2 million for operating activities for the same period in 2013. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, professional fees, salaries and general and administrative expenses. The decrease in cash spent in the year ended November 30, 2015 compared to the corresponding period in 2014 was mainly due to the reduction in staff at the corporate office offset against higher mineral properties expense and professional fees for the Sunward acquisition. The higher cash expenditure in 2013 was due to higher mineral property expenses from a larger field program in 2013. As at November 30, 2015, the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements for the next two years. Future financings are anticipated through equity financing, debt financing, convertible debt, or other means.

During the year ended November 30, 2014, we raised $7.2 million in proceeds from the completion of a private placement in July 2014. There was no comparable amount from financing activities in 2015 or 2013.

During the year ended November 30, 2015, we generated $19.4 million from investing activities through the acquisition of Sunward. There was no comparable amount from investing activities in 2014 and 2013. In 2013, we spent $0.2 million purchasing vehicles and equipment to replace older vehicles and expand mobile capacity. In 2014 and 2015, to conserve cash, our expenditures were minimal and limited to replacements that were absolutely necessary.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at November 30, 2015 are as follows.

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	751	751	-	-	-
Office lease	296	221	75	-	-
Total	1,047	972	75	-	-

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.22 million. As part of the acquisition of Sunward, the Company assumed an office space lease in Vancouver, expiring on February 28, 2017, with a remaining commitment of $0.05 million, and two office leases in Colombia, expiring on April 30, 2016 and May 31, 2016 respectively, with a total remaining commitment of $0.03 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $0.3 million.

Outstanding share data

At February 5, 2016, we had 104,979,820 common shares issued and outstanding. At February 5, 2016, we had outstanding 6,521,740 warrants with an exercise price of $1.60 each, 6,773,350 stock options with a weighted-average exercise price of $0.48, 879,750 DSUs, 400,001 RSUs, 391,486 NovaGold Arrangement Options with a weighted-average exercise price of $4.38, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold Arrangement Options and NovaGold DSUs, please refer to note 7 in our November 30, 2015 audited consolidated financial statements. Upon the exercise of all of the forgoing convertible securities, the Company would be required to issue an aggregate of 14,987,012 common shares.

Financial instruments

Our financial instruments are exposed to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk. Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. Our instruments are held in the normal course to meet daily operating and cash flow needs of the business. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. All of our financial instruments are initially measured at fair value and then held at amortized cost.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States, Canada, and Colombia with some expenses incurred in Canadian dollars and Colombian peso. The Company’s exposure to the Canadian dollar is limited to cash of CDN$230,000, accounts receivable of CDN$30,000, deposits and prepaid amounts of CDN$146,000 and accounts payable of CDN$396,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $1,000. The Company’s exposure to the Colombian peso is limited to cash of COP 229 million, deposit and prepaid amounts of COP 58 million, and accounts payable of COP 73 million. Based on a 10% change in the US-COP exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $7,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. We hold cash and cash equivalents with Canadian Chartered financial institutions and a Colombian financial institution. The Company’s accounts receivable consist of GST receivable from the Federal Government of Canada and other receivables for recoverable expenses. Our exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of our capital structure and financial leverage. Future financings are expected to be obtained through debt financing, equity financing, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled “Liquidity and capital resources”.

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2015, a 1% change in interest rates would result in a change in net loss of $0.2 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our November 30, 2015 audited consolidated financial statements

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets, accounting for business combinations, income taxes and valuation of stock-based compensation.

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. The acquisition of title to mineral properties is a complicated and uncertain process. The Company has taken steps, in accordance with industry standards, to verify the title to mineral properties in which it has an interest. Although the Company has made efforts to ensure that legal title to its mining assets is properly recorded, there can be no assurance that such title will be secured indefinitely.

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Significant estimates are made in assessing the possibility of impairment. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, indications of value from external sources, significant changes in the legal, business or regulatory environment, and adverse changes in the use of physical condition of the asset. These factors are subjective and require consideration at each period end. If an indicator of impairment is determined to exist, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange rates, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset.

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

We are required to allocate the fair value of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets.

Income taxes

We must make estimates and judgments in determining the provision for income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits including interest and penalties. We are subject to income tax law in the United States, Canada and Colombia. The evaluation of tax liabilities involving uncertainties in the application of complex tax regulation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. The evaluation of an uncertain tax position requires significant judgment, and a change in such recognition would result in an additional charge to the income tax expense and liability.

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

Risk factors

NovaCopper and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under NovaCopper’s Form 10-K dated February 5, 2016 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.novacopper.com.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

•	assumptions made in the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
•	our ability to achieve production at any of the Company’s mineral exploration and development properties;
•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
•	assumptions that all necessary permits and governmental approvals will be obtained;
•	estimated capital costs, operating costs, production and economic returns;
•	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying the Company’s resource and reserve estimates;
•	assumptions regarding our ability to integrate Sunward and maximize shareholder value at the Titiribi exploration asset;
•	continued good relationship with local communities and other stakeholders;
•	our expectations regarding demand for equipment, skilled labour and services needed for exploration and development of mineral properties;
•	assumptions regarding the merit of litigation; and
•	our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to the Company’s ability to finance its planned exploration activities at its mineral properties or to complete further exploration programs;
•	risks related to the Company’s ability to finance the development of its mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	risks related to inability to define proven and probable reserves and none of the Company’s mineral properties are in production or under development;
•	uncertainties relating to the assumptions underlying the Company’s resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to uncertainty of whether there will ever be production at the Company’s mineral exploration and development properties;
•	risks related to the Company’s ability to commence production and generate material revenues or obtain adequate financing for its planned exploration and development activities;
•	risks related to lack of infrastructure, specifically a lack of road access to the UKMP Projects site;
•	risks related to commodity price fluctuations;
•	risks related to market events and general economic conditions;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	the Company’s history of losses and expectation of future losses;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
•	uncertainty related to inferred mineral resources;
•	uncertainty related to the economic projections contained herein derived from the PEA;
•	risks related to the third parties on which the Company depends for its exploration and development activities;
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

•	risks and uncertainties relating to the integration of the Sunward acquisition, including the Company’s policies, procedures and controls;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	the risk that permits and governmental approvals necessary to develop and operate mines on the Company’s properties will not be available on a timely basis or at all;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied;
•	risks related to the need for reclamation activities on the Company’s properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to the Company’s mineral properties;
•	risks related to competition in the acquisition of mineral properties;
•	risks inherent in the acquisition of new properties including unknown liabilities;
•	the Company’s need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of the directors of the Company;
•	risks related to potential future litigation;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	risks related to future sales or issuances of equity securities decreasing the value of existing common shares, diluting voting power and reducing future earnings per share;
•	uncertainty as to the volatility in the price of the Company’s shares;
•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	risks related to the voting power of our majority shareholders and the impact that a sale by such shareholders may have on our share price;
•	uncertainty as to the Company’s ability to maintain the adequacy of internal control over financial reporting as per the requirements of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs relating to the Dodd-Frank Act.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in NovaCopper’s Form 10-K dated February 5, 2016, filed with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission (the “SEC”), and other information released by NovaCopper and filed with the appropriate regulatory agencies.

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

Not applicable

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

For the required supplementary data, please see the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results and Fourth Quarter Results” above.

NovaCopper Inc.
(An Exploration-Stage Company)

Consolidated Financial Statements
November 30, 2015, 2014 and 2013
(expressed in US dollars)

Management’s Report on Internal Control over Financial Reporting

The management of NovaCopper Inc. is responsible for establishing and maintaining adequate internal control over financial reporting under Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act. The Securities Exchange Act of 1934 defines this as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that may have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting were effective as of November 30, 2015. In conducting this evaluation, operations of Sunward Resources Limited was excluded from our assessment of effectiveness of our internal control over financial reporting because it was acquired by us in a transaction that was completed during 2015.

/s/ Rick Van Nieuwenhuyse	/s/ Elaine Sanders

Rick Van Nieuwenhuyse	Elaine Sanders
President & Chief Executive Officer	Vice President & Chief Financial Officer

February 5, 2016

Report of the Independent Registered Public Accounting Firm

To the Shareholders of NovaCopper Inc.

We have audited the accompanying consolidated financial statements of NovaCopper Inc. (the Company) which comprise the consolidated balance sheets as at November 30, 2015 and November 30, 2014 and the consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the three year period ended November 30, 2015 and cumulatively for the period from March 22, 2004 (date of inception) to November 30, 2015, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

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

Auditor’s responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. Canadian generally accepted auditing standards also require that we comply with ethical requirements.

An audit involves performing procedures to obtain audit evidence, on a test basis, about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting principles and policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of NovaCopper Inc. as at November 30, 2015 and November 30, 2014 and the results of its operations and its cash flows for each of the years in the three year period ended November 30, 2015 and cumulatively for the period from March 22, 2004 (date of inception) to November 30, 2015 in accordance with accounting principles generally accepted in the United States of America.

signed “PricewaterhouseCoopers LLP”

Chartered Professional Accountants
Vancouver, British Columbia
February 5, 2016

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Balance Sheets
As at November 30, 2015 and 2014

	in thousands of dollars
	November 30,	November 30,
	2015	2014
	$	$
Assets
Current assets
Cash and cash equivalents	16,139	5,074
Accounts receivable	39	176
Deposits and prepaid amounts	707	575
	16,885	5,825

Plant and equipment (note 3)	446	415
Mineral properties and development costs (note 5)	33,850	30,586
	51,181	36,826
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	751	979
	751	979
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued -104,796,421 (2014 – 60,296,365)	136,040	111,833
Warrants (note 7(e))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 7(a, b, c))	17,841	17,089
Contributed surplus – units (note 7(d))	1,164	2,008
Deficit accumulated during the exploration stage	(106,902)	(97,370)
	50,430	35,847
	51,181	36,826

Commitments and contingencies (notes 5, 7, 11, 12)
Subsequent event (note 14)

(See accompanying notes to the consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director
Approved on behalf of the Board of Directors

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
For the Years Ended November 30

	in thousands of dollars, except share and per share amounts
				Cumulative
				during
				exploration
	2015	2014	2013	stage
	$	$	$	$
Expenses
Amortization	355	750	1,033	3,190
Foreign exchange loss	26	2	8	46
General and administrative	1,349	1,484	1,915	9,153
Investor relations	88	51	239	757
Mineral properties expense (note 5(d))	4,476	2,512	8,894	58,245
Professional fees	1,346	952	947	4,001
Salaries	1,085	3,012	3,173	9,730
Salaries – stock-based compensation (note7)	831	887	8,225	19,354
Total expenses	9,556	9,650	24,434	104,476
Other items
Accretion expense	-	-	-	2,530
Loss on disposal of equipment	-	-	-	7
Interest and other income	(24)	(2)	(40)	(111)
Loss and comprehensive loss for the year	9,532	9,648	24,394	106,902

Basic and diluted loss per common share	$0.12	$0.17	$0.47
Weighted average number of common shares outstanding	80,312,913	56,268,326	52,347,173

(See accompanying notes to the consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended November 30

						in thousands of dollars, except share amounts
					Contributed	Contributed		Total
	Number of	Share		Contributed	surplus –	surplus –		shareholder
	shares	capital	Warrants	surplus	options	units	Deficit	s’ equity
	outstanding	$	$	$	$	$	$	$
Balance – 2012	46,665,069	92,168	-	12,180	12,703	-	(63,328)	53,723
Exercise of NovaGold Warrants	6,088,262	11,996	-	(11,996)	-	-	-	-
Exercise of NovaGold Arrangement Options	52,243	254	-	-	(235)	-	-	19
NovaGold Performance and Deferred Share Units	16,586	32	-	(32)	-	-	-	-
Restricted Share Units reclassified from liability	-	-	-	-	-	2,633	-	2,633
Restricted Share Units	244,496	445	-	-	-	(173)	-	272
Stock-based compensation	-	-	-	-	4,780	124	-	4,904
Loss for the year	-	-	-	-	-	-	(24,394)	(24,394)
Balance – 2013	53,066,656	104,895	-	152	17,248	2,584	(87,722)	37,157
Exercise of NovaGold Arrangement Options	46,929	631	-	-	(615)	-	-	16
NovaGold Performance Share Units	14,166	28	-	(28)	-	-	-	-
Private placement	6,521,740	5,068	2,163	-	-	-	-	7,231
Restricted Share Units	492,501	929	-	-	-	(929)	-	-
Deferred Share Units	154,373	282	-	-	-	(78)	-	204
Stock-based compensation	-	-	-	-	456	431	-	887
Loss for the year	-	-	-	-	-	-	(9,648)	(9,648)
Balance – 2014	60,296,365	111,833	2,163	124	17,089	2,008	(97,370)	35,847
Issuance pursuant to Sunward Arrangement	43,116,312	22,851	-	-	108	-	-	22,959
Restricted Share Units to settle liability	-	-	-	-	-	183	-	183
Exercise of options	7,499	7	-	-	(7)	-	-	-
Exercise of Sunward Arrangement Options	347,999	177	-	-	(35)	-	-	142
Restricted Share Units	795,368	819	-	-	-	(819)	-	-
Deferred Share Units	232,878	353	-	-	-	(353)	-	-
Stock-based compensation	-	-	-	-	686	145	-	831
Loss for the year	-	-	-	-	-	-	(9,532)	(9,532)
Balance – 2015	104,796,421	136,040	2,163	124	17,841	1,164	(106,902)	50,430

(See accompanying notes to the consolidated financial statements)

NovaCopper Inc.
(An Exploration-Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended November 30

			in thousands of dollars
				Cumulative
				during
	2015	2014	2013	exploration stage
	$	$	$	$
Cash flows used in operating activities
Loss for the year	(9,532)	(9,648)	(24,394)	(106,902)
Items not affecting cash
Amortization	355	750	1,033	3,210
Accretion	-	-	-	2,530
Loss on disposal of equipment	-	-	-	7
Issuance of shares as compensation	-	-	-	316
Stock-based compensation	831	887	8,136	20,467
Net change in non-cash working capital
Decrease (increase) in accounts receivable	156	(86)	275	(20)
Decrease (increase) in deposits and prepaid amounts	(28)	16	(37)	(590)
Increase (decrease)in accounts payable, accrued liabilities and due to related parties	(217)	(558)	(231)	801
	(8,435)	(8,639)	(15,218)	(80,181)
Cash flows from (used in) financing activities
Proceeds from private placement, net	-	7,231	-	7,231
Proceeds received on exercise of options	-	16	20	36
Proceeds received on exercise of Sunward Arrangement Options	142	-	-	142
Funding provided by NovaGold on the completion of the NovaGold Arrangement	-	-	-	40,000
Funding provided and expenses paid by NovaGold	-	-	-	61,256
Repayment of notes payable	-	-	-	(24,000)
Settlement of Restricted Share Units	-	-	(329)	(329)
	142	7,247	(309)	84,336
Cash flows from (used in) investing activities
Acquisition of plant & equipment	(48)	(18)	(233)	(3,306)
Acquisition of mineral properties	-	-	-	(4,116)
Proceeds from disposition of equipment	7			7
Cash acquired through Sunward Arrangement	19,399	-	-	19,399
	19,358	(18)	(233)	11,984
Increase (decrease) in cash and cash equivalents	11,065	(1,410)	(15,760)	16,139
Cash and cash equivalents – beginning of period	5,074	6,484	22,244	-
Cash and cash equivalents – end of period	16,139	5,074	6,484	16,139

(See accompanying notes to the consolidated financial statements)

				Cumulative
				during
	2015	2014	2013	exploration stage
	$	$	$	$
Non-cash investing and financing activities
Issuance of common shares to NovaGold to acquire NovaCopper US Inc.	-	-	-	27,280
Issuance of common shares and arrangement options on acquisition of Sunward	22,959	-	-	22,959
Notes payable assumed on acquisition of Ambler lands	-	-	-	21,471
Issuance of common shares by NovaGold to acquire Ambler lands	-	-	-	5,000

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

On January 11, 2010, Alaska Gold Company (“AGC”), at the time a wholly owned subsidiary of NovaGold Resources Inc. (“NovaGold”), purchased 100% of the Ambler lands, hosting the copper-zinc-lead-gold-silver Arctic Project. The Ambler lands were acquired on October 17, 2011 by NovaCopper US Inc. (“NovaCopper US”) through a purchase and sale agreement with AGC. On October 19, 2011, NovaCopper US acquired the exclusive right to explore the Bornite lands and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act (“ANCSA”) located adjacent to the Ambler lands to create the Upper Kobuk Mineral Projects (“UKMP Projects”). On October 24, 2011, NovaGold transferred its ownership of NovaCopper US to NovaCopper, then a wholly owned subsidiary of NovaGold, which was subsequently spun-out to NovaGold shareholders (“NovaGold Arrangement”) and publicly listed on April 30, 2012.

Where applicable, these consolidated financial statements reflect the statements of loss and comprehensive loss, and cash flows of the Arctic Project as if NovaCopper had been independently operating from inception. Prior to the acquisition in 2010, NovaGold held an option to earn a 51% interest in the Arctic property which was terminated upon entering into the purchase and sale agreement. All historical spending prior to April 30, 2012 was funded by NovaGold.

2	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiaries, NovaCopper US, Sunward Resources ULC, Sunward Investments Ltd., and Sunward Resources Limited (“Sunward BVI”). Sunward BVI has registered a branch, Sunward Resources Sucursal Colombia, to do business in Colombia. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Board of Directors for issue on February 5, 2016.

All figures are in United States dollars unless otherwise noted.

As a result of the NovaGold Arrangement, these financial statements include the historical assets, liabilities and expenses directly related to the Arctic Project and allocations of NovaGold’s general and administrative expenses, to present the financial position, results of operations and cash flows of the Arctic Project. The consolidated financial statements have been presented under the continuity of interest basis of accounting whereby the amounts related to periods prior to April 30, 2012 are based on the amounts recorded by NovaGold.

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

Plant and equipment

Plant and equipment are recorded at cost and amortization begins when the asset is substantially put into service. Amortization is calculated on a straight-line basis over the respective assets’ estimated useful lives. Amortization periods by asset class are:

Computer hardware and software	3 years
Machinery and equipment	3 years
Office furniture and equipment	5 years
Vehicles	3 years
Leasehold Improvements	lease term

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

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, proven and probable reserves and other mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange rates, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect management’s estimates.

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

Uncertainty in income tax positions

The Company recognizes tax benefits from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Any tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. Related interest and penalties, if any, are recorded as tax expense in the tax provision.

Financial instruments

Held-for-trading financial assets and liabilities are recorded at fair value as determined by active market prices or valuation models, as appropriate. Valuation models require the use of assumptions concerning the amount and timing of estimated future cash flows and discount rates. In determining these assumptions, management uses readily observable market inputs where available or, where not available, inputs generated by management. Changes in fair value of held-for-trading financial instruments are recorded in income or loss for the period. Held-for-trading financial liabilities consist of other liabilities. The Company has no held-for-trading financial assets.

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

Translation of foreign currencies

Monetary assets and liabilities are translated into United States dollar at the exchange rate in effect at the balance sheet date, and non-monetary assets and liabilities at the exchange rate in effect at the time of acquisition or issue. Income and expenses are translated at rates approximating the exchange rate in effect at the time of transactions. Exchange gains or losses arising on translation are included in income or loss for the period.

The functional currency of the Company and its subsidiaries and the Company’s reporting currency is the United States dollar.

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

Compensation expense for restricted share units (“RSUs”) and deferred share units (“DSUs”) granted to employees and directors, respectively, is determined based on estimated fair values of the units at the time of grant using quoted market prices or at the time the units qualify for equity classification under ASC 718. The cost is recognized using the graded attribution method over the vesting period of the respective units. The expense relating to the fair value of the units is included in expenses and is credited to other liabilities or contributed surplus based on the unit’s classification. Units may be settled in either i) cash, and/or ii) shares purchased in the open market, and/or iii) shares issued from treasury, at the Company’s election at the time of vesting.

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant estimates include the basis of impairment of mineral properties, accounting for business combination, income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

Recent accounting pronouncements

i.	Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014- 10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. Upon adoption, certain financial reporting disclosures will be eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted. The adoption of ASU 2014-10 is expected to have an impact on the disclosure and presentation of our statement of loss and comprehensive loss and the statement of cash flows. As a result of adopting the standard, we will no longer include the “cumulative during exploration stage” column currently presented on our statement of loss and comprehensive loss and the statement of cash flows. We will adopt for our fiscal year ending November 30, 2016.

ii.	Going concern

In August 2014, the FASB issued “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Historically, there has been no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This update provides the guidance to clarify when and how management should be assessing their ability to continue as a going concern. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. Early adoption of this standard is permitted and we have early adopted this standard for the fiscal year ended November 30, 2015. The adoption of ASU 2014-15 does not have an impact on the frequency with which we conduct going concern assessments and does not result in significant changes to our disclosure of going concern as we previously complied with appropriate guidance issued by the U.S. Securities and Exchange Commission and guidance under U.S. auditing standards.

iii.	Business Combination

In September 2015, the FASB issued “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 simplifies the measurement-period adjustments by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, and not retrospectively. This update also requires the separate presentation on the face of the statement of income, or disclosure in the notes to the financial statements, of the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company early adopted this guidance prospectively as of November 30, 2015. As applicable, adoption of the new guidance will impact the consolidated financial position, results of operations and cash flows.

3	Plant and equipment

			in thousands of dollars
			November 30, 2015
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(24)	22
Leasehold improvements	32	(20)	12
Computer hardware and software	91	(65)	26
Alaska, USA
Machinery, and equipment	2,877	(2,777)	100
Vehicles	275	(262)	13
Computer hardware and software	31	(31)	-
Antioquia, Colombia
Machinery and equipment	206	(34)	172
Leasehold improvements	73	(17)	56
Vehicles	52	(8)	44
Computer hardware and software	1	-	1
	3,684	(3,238)	446

			in thousands of dollars
			November 30, 2014
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(15)	31
Leasehold improvements	32	(13)	19
Computer hardware and software	98	(44)	54
Alaska, USA
Machinery, and equipment	2,833	(2,579)	254
Vehicles	275	(218)	57
Computer hardware and software	31	(31)	-
	3,315	(2,900)	415

4	Acquisition of Sunward Resources Ltd.

On April 22, 2015, the Company entered into a definitive agreement to acquire all of the issued and outstanding common shares of Sunward Resources Ltd. (“Sunward”), a publicly listed company on the Toronto Stock Exchange, by way of a court-approved plan of arrangement (the “Sunward Arrangement”). Shareholders of each of NovaCopper and Sunward voted in favor of the Sunward Arrangement at special meetings held on June 15, 2015. The companies received all regulatory, court and stock exchange approvals required and closed the Sunward Arrangement on June 19, 2015. Under the terms of the Sunward Arrangement, Sunward shareholders received 0.3 of a NovaCopper common share for each Sunward common share held. On June 19, 2015, the Company issued 43,116,312 common shares of NovaCopper (“Common Shares”) to Sunward shareholders and holders of Sunward deferred share units pursuant to the Sunward Arrangement. Each Sunward stock option outstanding was exchanged for a fully-vested option (“Sunward Arrangement Option”) to purchase NovaCopper Common Shares for a period of 90 days, with the number of shares issuable and exercise price adjusted based on an exchange ratio of 0.3 NovaCopper options for each Sunward option. Sunward had 8,350,000 options outstanding immediately prior to completion of the arrangement. As a result, 2,505,000 Sunward Arrangement Options were exchanged for the Sunward options and all have subsequently been exercised or expired. Consideration transferred to consummate the Sunward Arrangement comprised of the issuance of 43,116,312 Common Shares valued at $22.9 million and 2,505,000 Sunward Arrangement options valued at $0.1 million. The value of the Common Shares issued was calculated based on the closing price of NovaCopper Common Shares on June 18, 2015 of $0.53, the date of last trading prior to the closing of the acquisition. The fair value of the Sunward Arrangement Options was determined using the Black-Scholes option pricing model.

Assumptions used in the pricing model in the measurement of the fair value of the Sunward Arrangement Options are as follows:

Risk-free interest rates	0.62%
Exercise price	CDN$0.54-6.27
Expected life	0.245 years
Expected forfeiture rate	0%
Expected volatility	50.2%
Expected dividends	Nil

This acquisition has been accounted for as a business combination under ASC 805. NovaCopper incurred $0.8 million in acquisition costs related to the Sunward Arrangement. The acquisition costs for the Sunward Arrangement are included in professional fees on the consolidated statement of loss and comprehensive loss for the year ended November 30, 2015.

The consolidated financial statements included herein reflect our results of operations for the year ended November 30, 2015, including those of Sunward since the June 19, 2015 acquisition date.

The following summarizes the consideration and the fair value of assets acquired and liabilities assumed as of the date of acquisition:

in thousands of dollars
Consideration:	$
Common shares issued (43,116,312 at $0.53 per share)	22,851
Sunward Arrangement Options	108
Total consideration	22,959

Fair value of net assets acquired:
Cash	19,399
Accounts receivable	19
Deposits and prepaid amounts	104
Plant and equipment	343
Mineral properties and developments costs	3,264
Accounts payable and accrued liabilities	(170)
Net Assets	22,959

The net loss of Sunward since June 19, 2015, the acquisition date, included in these consolidated financial statements is $0.4 million. The unaudited pro-forma financial information below summarizes our results combined with Sunward as if the acquisition occurred as of the beginning of fiscal 2014. The pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of December 1, 2013.

	In thousands of dollars, except share and per share amounts
	November 30, 2015	November 30, 2014
	$	$
Net loss	11,075	15,332
Basic and diluted loss per common share	0.11	0.15

5	Mineral properties and development costs

		in thousands of dollars
	November 30,	Acquisition costs	November 30,
	2014		2015
	$	$	$
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
Antioquia, Colombia
Titiribi (c)	-	3,264	3,264
	30,586	3,264	33,850

		in thousands of dollars
	November	Acquisition costs	November 30, 20
	30, 2013		14
	$	$	$
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

(a)	Ambler

On January 11, 2010, NovaGold, through AGC, a wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt. As consideration, NovaGold, issued 931,098 shares with a fair value of $5.0 million and agreed to make two cash payments to the vendor of $12.0 million each in January 2011 and January 2012. The fair value of these cash payments were $11.1 million and $10.3 million, respectively, at the transaction date valued using a discount rate of approximately 8%. The January 2011 payment was made by NovaGold on January 7, 2011 and the January 2012 payment was made by NovaGold, in advance on, August 5, 2011. Total fair value of the consideration was $26.6 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the owner of the property can purchase at any time for a one-time payment of $10.0 million. The current owner is NovaCopper US.

Prior to the acquisition in 2010, NovaGold held an option to earn a 51% interest in the property which was terminated upon entering into the purchase and sale agreement.

As discussed in note 1, the property was acquired by NovaCopper US on October 17, 2011 through a purchase and sale agreement with AGC.

(b)	Bornite

On October 19, 2011, NovaCopper US acquired the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands, and lands deeded to NANA through the ANCSA, located adjacent to the Ambler lands in Northwest Alaska. As consideration, NovaCopper US paid $4 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects through an Exploration Agreement and Option to Lease with NANA. NANA also has the right to appoint a member to NovaCopper’s board of directors before April 2017. NANA has not exercised their right to appoint a board member at this time. Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the classification of land from which production originates.

(c)	Titiribi

On June 19, 2015, NovaCopper completed the Sunward Arrangement. As a result, the Company, through Sunward BVI and its branch Sunward Resources Sucursal Colombia owns 100% of the Titiribi gold-copper exploration project located southwest of the city of Medellin, in Antioquia Department, Colombia.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the years ended November 30, 2015, 2014 and 2013.

			In thousands of dollars
	November 30, 2015	November 30, 2014	November 30, 2013
	$	$	$
Alaska, USA
Community	126	137	171
Drilling	698	-	1,949
Engineering	441	117	1,206
Environmental	88	36	90
Geochemistry and geophysics	70	238	438
Land and permitting	421	378	409
Other income	(209)	(9)	(103)
Project support	1,411	438	2,029
Wages and benefits	1,121	1,177	2,705
	4,167	2,512	8,894
Antioquia, Colombia
Assaying	4	-	-
Land and permitting	13	-	-
Project support	101	-	-
Professional fees	45	-	-
Wages and benefits	146	-	-
	309	-	-
Mineral property expense	4,476	2,512	8,894

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to November 30, 2015 is $57.9 million. Cumulative mineral properties expense in Colombia from the acquisition date of June 19, 2015 to November 30, 2015 is $0.3 million.

6	Accounts payable and accrued liabilities

		in thousands of dollars
	November 30, 2015	November 30, 2014
	$	$
Trade accounts payable	200	36
Accrued liabilities	442	410
Accrued salaries and vacation	109	533
Accounts payable and accrued liabilities	751	979

At November 30, 2014, accrued salaries and vacation included $384,000 of accrued and unpaid bonuses relating to services provided by officers during the year ended November 30, 2013. During the year ended November 30, 2015, the obligation was settled through the issuance of 458,032 RSUs and a cash payment of $155,000.

7	Share capital

Authorized:
     unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2012	46,665,069	92,168
Exercise of NovaGold Warrants	6,088,262	11,996
Exercise of NovaGold Arrangement Options	52,243	254
NovaGold Performance and Deferred Share Units	16,586	32
Restricted Share Units	244,496	445
November 30, 2013	53,066,656	104,895
Exercise of NovaGold Arrangement Options	46,929	631
NovaGold Performance Share Units	14,166	28
Private placement	6,521,740	5,068
Restricted Share Units	492,501	929
Deferred Share Units	154,373	282
November 30, 2014	60,296,365	111,833
Issued pursuant to the Sunward Arrangement	43,116,132	22,851
Exercise of options	7,499	7
Exercise of Sunward Arrangement Options	347,999	177
Restricted Share Units	795,368	819
Deferred Share Units	232,878	353
November 30, 2015, issued and outstanding	104,796,241	136,040

On March 28, 2012, the shareholders of NovaGold approved the NovaGold Arrangement in which NovaGold would distribute its interest in NovaCopper to its shareholders on the basis that each shareholder would receive one Common Share in NovaCopper for every six shares of NovaGold. On April 30, 2012 (the “Effective Date”), NovaGold distributed 46,578,078 Common Shares in NovaCopper to the shareholders of NovaGold. NovaCopper also committed to issue up to 6,181,352 common shares, once vested and exercised, to satisfy holders of NovaGold warrants (“NovaGold Warrants”), performance share units (“NovaGold PSUs”) and deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When exercised or in the case of NovaGold PSUs or NovaGold DSUs vested, NovaCopper has committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. An amount of $12.2 million was recorded in contributed surplus representing a pro-rated amount of the historical NovaGold investment based on the fully diluted number of Common Shares at the Effective Date. Subsequent to the Effective Date, all NovaGold Warrants were exercised and all NovaGold PSUs were vested. As of November 30, 2015, 20,685 NovaGold DSUs remain outstanding, which will settle upon certain directors retiring from NovaGold’s board, and 509,272 NovaGold Arrangement Options remain outstanding as disclosed in note 7b.

Refer to note 4 for a description of Common Shares issued pursuant to the Sunward Arrangement. As of November 30, 2015, there were no Sunward Arrangement Options outstanding.

(a)	Stock options

The Company has a stock option plan providing for the issuance of options with a rolling maximum number equal to 10% of the issued and outstanding Common Shares at any given time. The Company may grant options to its directors, officers, employees and service providers. The exercise price of each option cannot be lower than the greater of market price or fair market value of the Common Shares (as such terms are defined in the plan) at the date of the option grant. The number of Common Shares optioned to any single optionee may not exceed 10% of the issued and outstanding Common Shares at the date of grant. The options are exercisable for a maximum of five years from the date of grant, and may be subject to vesting provisions.

During the year ended November 30, 2015, 3,813,350 options (2014 – 1,620,000 options) at a weighted-average exercise price of CDN$0.55 (2014 - CDN$1.22) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two year period. The weighted-average fair value attributable to options granted in 2015 was of $0.17 (2014 - $0.44) .

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

	November 30, 2015	November 30, 2014	November 30, 2013
Risk-free interest rates	0.42 - 1.12%	1.16%	1.11 - 1.46%
Exercise price	CDN$0.55	CDN$1.22	CDN$1.97 - 1.98
Expected life	3.0 years	3.0 years	3.0 years
Expected volatility	56.8 - 59.5%	60.2%	56.2 - 58.8%
Expected dividends	Nil	Nil	Nil

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

The Company recognized a stock option payments charge of $0.66 million for the year ended November 30, 2015 (2014 - $0.5 million), net of forfeitures. For the year ended November 30, 2013, a charge of $4.7 million was recognized with the majority of the expense recognized for options granted in the previous year with an additional expense of $0.8 million for options cancelled in 2013, net of forfeitures.

On November 22, 2013, the Company cancelled 5,710,000 stock options at an exercise price of CDN$3.11 which were granted in 2012 during the initial spin-out of the Company by NovaGold. The remaining expense of $0.8 million relating to unvested options at the time of cancellation was accelerated and recognized in the year.

As of November 30, 2015, there were 1,848,911 non-vested options outstanding with a weighted average exercise price of $0.49; the non-vested stock option expense not yet recognized was $0.2 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

		November 30, 2015
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of year	1,741,666	1.11
Granted	3,813,350	0.41
Exercised	(33,333)	0.46
Forfeited	(233,333)	0.90
Balance – end of year	5,288,350	0.57

The following table summarizes information about the stock options outstanding at November 30, 2015.

			Outstanding		Exercisable	Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of price	options	to expiry	$	options	$	options
$0.37 to $0.99	5,233,350	4.32	0.56	3,384,439	0.59	1,848,911
$1.00 to $1.48	55,000	2.42	1.48	55,000	1.48	-
	5,288,350	4.30	0.57	3,439,439	0.61	1,848,911

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2015 was $nil (2014 - $nil, 2013 - $0.01 million) and the aggregate intrinsic value of exercised options in 2015 was $nil.

(b)	NovaGold Arrangement Options

Under the NovaGold arrangement, holders of NovaGold stock options received one option in NovaCopper for every six options held in NovaGold (“NovaGold Arrangement Options”). All NovaGold Arrangement Options are vested and subject to NovaGold’s stock option plan.

The Company recognized a stock based compensation expense of $nil million for the year ended November 30, 2015, a recovery of $(0.02) million for the year ended November 30, 2014, and expense of $0.07 million for the year ended November 30, 2013 in connection with NovaGold Arrangement Options.

A summary of the NovaGold Arrangement Options and changes during the year ended is as follows:

		November 30, 2015
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of year	721,415	5.06
Forfeited	(4,356)	4.41
Expired	(207,787)	3.23
Balance – end of year	509,272	4.77

The following table summarizes information about the NovaGold Arrangement Options outstanding at November 30, 2015.

		Outstanding and exercisable
			Weighted average
	Number of	Weighted average	exercise price
Range of price	outstanding options	years to expiry	$
$2.77 to $3.99	49,998	1.33	2.92
$4.00 to $5.99	442,608	0.66	4.91
$6.00 to $6.48	16,666	1.50	6.48
	509,272	0.75	4.77

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise price) at November 30, 2015 was $nil million (2014 - $nil million, 2013 – $0.02 million).

(c)	Sunward Arrangement Options

Under the Sunward Arrangement, each Sunward stock option outstanding was exchanged for a fully-vested Sunward Arrangement Option to purchase NovaCopper Common Shares for a period of 90 days, such number and exercise price adjusted based on an exchange ratio of 0.3 NovaCopper options for each Sunward option. All Sunward Arrangement Options, have been exercised or expired, are vested and additional expenses have been recognized as of November 30, 2015.

For the year ended November 30, 2015, NovaCopper recognized a stock-based compensation charge of $0.03 million for Sunward Arrangement Options, net of forfeitures. The stock-based compensation charge represents the excess of fair value of the Sunward Arrangement Options over the fair value of the Sunward options immediately before the consummation of the arrangement. The fair value of the Sunward Arrangement Options recognized in the period has been estimated using an option pricing model. Refer to note 4 for assumptions used in the pricing model.

A summary of the Sunward Arrangement Options and changes during the period ended is as follows:

		November 30, 2015
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	-	-
Options granted pursuant to Sunward Arrangement	2,505,000	0.80
Exercised	(347,999)	0.40
Expired	(2,157,001)	0.88
Balance – end of period	-	-

During the year ended November 30, 2015, 347,999 Sunward Arrangement Options were exercised for proceeds of approximately CDN$188,000 (US$142,000), and 2,157,001 expired. The aggregate intrinsic value of exercised Sunward Arrangement Options in 2015 was $0.01 million.

(d)	Restricted Share Units and Deferred Share Units

The Company has a Restricted Share Unit Plan (“RSU Plan”) and a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees, officers and directors. The RSU Plan and DSU Plans may be settled in cash and/or Common Shares at the Company’s election with each RSU and DSU entitling the holder to receive one common share or equivalent value.

On July 28, 2015, 150,000 DSUs that were granted to two new directors vested immediately and are to be paid out at the time of retirement from NovaCopper. The remaining 149,132 DSUs were granted to directors throughout the year ended November 30, 2015 based on their election to receive 50% of their annual retainer in DSUs.

On July 28, 2015, 458,032 RSUs were granted to officers vesting immediately to settle obligations previously accrued, refer to note 6.

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of year	337,336	838,350
Granted	458,032	299,132
Vested/paid	(795,368)	(232,879)
Balance – end of year	-	904,603

For the year ended November 30, 2015, NovaCopper recognized a stock-based compensation charge of $0.14 million (2014 - $0.4 million, 2013 - $3.4 million), net of forfeitures for RSUs and DSUs.

(e)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the period ended is as follows:

			Weighted
	Number of Warrants	Weighted average	average exercise
		years to expiry	price
			$
Balance – beginning of period	6,521,740	3.60	1.60
Balance – end of period	6,521,740	3.60	1.60

8	Management of capital risk

The Company relies upon management to manage capital in order to accomplish the objectives of safeguarding the Company’s ability to continue as a going concern in order to pursue the development of its mineral properties and maintain a capital structure which optimizes the costs of capital at an acceptable risk. The Company’s current capital consists of equity funding through capital markets, cash acquired from the Sunward Arrangement, and funding received from its prior owner, NovaGold, prior to its public listing.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of the Company’s financial instrument approximates their carrying value due to the short-term nature of their maturity. All of the Company’s financial instruments are initially measured at fair value and then held at amortized cost.

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk, and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States, Canada, and Colombia with some expenses incurred in Canadian dollars and Colombian pesos. The Company’s exposure to the Canadian dollar (“CDN”) is limited to cash of CDN$230,000, accounts receivable of CDN$30,000, deposits and prepaid amounts of CDN$146,000 and accounts payable of CDN$396,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $1,000. The Company’s exposure to the Colombian peso (“COP”) is limited to cash of COP 229 million, deposit and prepaid amounts of COP 58 million, and accounts payable of COP 73 million. Based on a 10% change in the US-COP exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $7,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions and a Colombian financial institution. The Company’s accounts receivable consist of GST receivable from the Federal Government of Canada and other receivables for recoverable expenses. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at November 30, 2015 are as follows.

in thousands of dollars

	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities
	751	751	-	-	-
Office lease (note 11)	296	221	75	-	-
	1,047	972	75	-	-

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2015, a 1% change in interest rates would result in a change in net loss of $0.2 million, assuming all other variables remain constant.

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

in thousands of dollars

	November 30, 2015	November 30, 2014	November 30, 2013
	$	$	$
Combined federal and provincial statutory tax rate	26.00%	26.00%	25.67%
Income taxes at statutory rate	(2,479)	(2,508)	(6,261)
Difference in foreign tax rates	(680)	(580)	(1,590)
Effect of foreign exchange changes	2,264	-	-
Effect of statutory rate changes	-	-	(20)
Non-deductible expenditures	239	243	2,139
Other	(102)	(224)	-
Valuation allowance	758	3,069	5,732
Income tax expense	-	-	-

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2015 and 2014 are as follows:

in thousands of dollars

	November 30, 2015	November 30, 2014
	$	$
Deferred income tax assets
Non-capital losses	63,397	48,717
Mineral property interest	14,116	14,266
Deferred interest	9,040	9,041
Property, plant and equipment	61	24
Share issuance costs	198	235
Other deductible temporary differences	575	699
Total deferred tax assets	87,387	72,982
Valuation allowance	(86,094)	(72,979)
Net deferred income tax assets	1,293	3
Deferred income tax liabilities
Mineral property interest	(1,109)	(3)
Other taxable temporary differences	(184)	(3)
Deferred income tax liabilities	(1,293)	(3)
Net deferred income tax assets	-	-

The Company has loss carry-forwards of approximately $169.0 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company, as described in note 1. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

in thousands of dollars

	Non-capital losses	Operating losses	Operating losses
	Canada	United States	Colombia
	$	$	$
2016	-	-	-
2017	-	-	-
2018	-	4,206	-
2019	-	975	-
Thereafter	28,959	110,871	24,022
	28,959	116,052	24,022

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. An ownership change under Section 382 occurred on January 22, 2009 regarding losses incurred by AGC, of which the attributes of those losses were transferred to NovaCopper US with the purchase of the mineral property in October 2011. Therefore, approximately $39.4 million of the U.S. losses above are subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited.

An additional change in control may have occurred after November 30, 2011 which may further limit the availability of losses prior to the date of change in control.

On June 19, 2015, we completed the Sunward acquisition which resulted in an acquisition of control of Sunward Resources ULC under of the Income Tax Act in Canada. Therefore, the Company’s ability to use approximately $13.7 million of losses in Canada may be limited.

11	Commitment

The Company has commitments in respect of office leases requiring future minimum lease payments as follows:

in thousands of dollars

November 30, 2015
$
2016	221
2017	75
Total	296

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment as at November 30, 2015 of $0.22 million. As part of the acquisition of Sunward, the Company assumed an office lease in Vancouver, expiring on February 28, 2017 with a remaining commitment of $0.05 million and two office leases in Colombia, expiring on April 30, 2016 and May 31, 2016 respectively, with a total remaining commitment of $0.03 million.

12	Contingencies

Notice of lawsuit received over alleged environmental violation

In July 2015, Sunward was notified that Luisa Maria Escobar Wolf (“Escobar-Wolf”) had filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia. Previously, on April 28, 2014, Sunward received notice that Escobar-Wolf filed an arbitral action against Sunward pursuant to the arbitration clause contained in an easement agreement under which Sunward had acquired certain land access rights at the Titiribi Project. Escobar-Wolf alleges that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and is seeking, amongst other things, damages totalling COP2,623,203,975 (approx. US$0.85 million).

Previously, during 2013, Corantioquia, the environmental agency for the Colombian State of Antioquia, investigated allegations that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and on December 12, 2013, Corantioquia issued resolution No. 13128232 dismissing the allegations as the environmental agency’s internal studies showed that the water table levels are within acceptable, documented norms. The allegations made by Escobar-Wolf are the same ones Corantioquia investigated during 2013 and dismissed by the environmental agency. We have engaged legal counsel in Colombia to vigorously and expeditiously defend our position, and we believe that the Escobar-Wolf claim is without merit but it is too early to predict the outcome of the verbal process or the ultimate impact.

Investigation of alleged failure to obtain water permits

During 2013 Corantioquia notified Sunward of administrative proceedings which would have required a suspension of drilling activities resulting from what the agency alleged to be an omission in the failure to obtain a water permit or concession. On October 31 and December 30, 2013, Sunward received notices that Corantioquia had lifted the suspension on future drilling activities but is still considering whether to assess a penalty for failure to obtain water permits.

13	Segment information

The Company’s reportable segments are based on geographic region for the Company’s operations. General corporate activities not associated with operating units and their various exploration activities are presented as corporate and other.

For the year ended November 30, 2015:

		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Amortization	242	63	50	355
Foreign exchange loss (gain)	8	24	(6)	26
Interest and other income	-	(1)	(23)	(24)
Mineral properties expense	4,025	309	142	4,476
Overhead costs	99	-	4,600	4,699
Loss for the period	4,374	395	4,763	9,532

For the year ended November 30, 2014:

		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Amortization	706	-	44	750
Foreign exchange loss (gain)	4	-	(2)	2
Interest and other income	-	-	(2)	(2)
Mineral properties expense	2,169	-	343	2,512
Overhead costs	859	-	5,527	6,386
Loss for the period	3,738	-	5,910	9,648

For the year ended November 30, 2013:

		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Amortization	1,006	-	27	1,033
Foreign exchange loss (gain)	13	-	(5)	8
Interest and other income	(9)	-	(31)	(40)
Mineral properties expense	8,265	-	629	8,894
Overhead costs	712	-	13,787	14,499
Loss for the period	9,987	-	14,407	24,394

Other segment information regarding mineral properties and development costs, plant and equipment, assets and liabilities, was as follows:

As of November 30, 2015:

		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Mineral properties and development costs	30,586	3,264	-	33,850
Plant and equipment	113	273	60	446
Assets	31,509	3,631	16,041	51,181
Liabilities	(341)	(24)	(386)	(751)

As of November 30, 2014:

		Antioquia,	Corporate and
	Alaska, USA	Colombia	other	Total
	$	$	$	$
Mineral properties and development costs	30,586	-	-	30,586
Plant and equipment	311	-	104	415
Assets	31,387	-	5,439	36,826
Liabilities	(55)	-	(924)	(979)

14	Subsequent event

On December 23, 2015, 525,000 stock options were granted to directors vesting immediately and 1,260,000 stock options were granted to employees vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date. Also on December 23, 2015, 600,000 RSUs were granted to officers vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant. The first tranche of the RSUs vesting on December 23, 2015 were settled through the issuance of 108,399 Common Shares and cash payment of $0.03 million used to satisfy payroll withholding taxes.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2015. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2015, the Company’s internal control over financial reporting was effective.

As permitted, the design of internal control over financial reporting excludes Sunward on the basis that Sunward was acquired on June 19, 2015.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to Dodd-Frank, which exempts smaller reporting companies from complying with Section 404(b) of SOX.

Changes in Internal Controls

The Company is integrating Sunward into its internal control over financial reporting. Other than such integration efforts, there has been no change in our internal control over financial reporting during the year ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of NovaCopper

As of November 30, 2015, we had two executive officers, namely Rick Van Nieuwenhuyse and Elaine Sanders. The following information is presented as of November 30, 2015.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Rick Van Nieuwenhuyse	60	April 29, 2011(1)	Chief Executive Officer of NovaCopper (2011 – present); Former President and Chief Executive Officer of NovaGold
British Columbia, Canada
Director, President and Chief Executive Officer

Elaine Sanders	46	January 30, 2012(2)	VP and Chief Financial Officer of NovaCopper (2012 – present); Corporate Secretary of NovaCopper (2011 – present); Vice President, Chief Financial Officer and Corporate Secretary of NovaGold (2011 – 2012); and Vice President Finance of NovaGold (2006 – 2011).
British Columbia, Canada
VP, Chief Financial Officer and Corporate Secretary

(1) Mr. Van Nieuwenhuyse was appointed President and Chief Executive Officer on April 29, 2011. He became a full-time employee of the Company on January 9, 2012.

(2) Ms. Sanders was appointed Chief Financial Officer on January 30, 2012. She became a full-time employee of the Company on November 13, 2012.

The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed within 120 days of November 30, 2015, pursuant to Regulation 14A under the Exchange Act, as amended (the “2016 Proxy Statement”), is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information responsive to Items 402 and 407(a) of Regulation S-K to be included in our 2016 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our 2016 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to Items 404 and 407 of Regulation S-K to be included in our 2016 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information responsive to Item 9(e) of Schedule 14A to be included in our 2016 Proxy Statement is incorporated herein by reference.

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
10.2

Exploration Agreement and Option to Lease between NovaCopper US Inc. and NANA Regional Corporation, Inc. dated October 19, 2011(incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

10.3

Net Smelter Returns Royalty Agreement among Kennecott Exploration Company, Kennecott Arctic Company, Alaska Gold Company, and NovaGold Resources Inc. dated effective January 7, 2010 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

10.4

Employment Agreement between the Registrant and Rick Van Nieuwenhuyse, dated January 9, 2012 (incorporated by reference to Exhibit 4.4 of the Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.5

Employment Agreement between the Registrant and Elaine Sanders, dated November 5, 2012 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001- 35447)

10.6

2004 Stock Award Plan of NovaGold Resources Inc. (as amended) (incorporated by reference to Appendix A of Exhibit 99.2 of NovaGold Resources Inc.’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of NovaGold Resources Inc.’s report on Form 6-K as filed on March 1, 2012)

10.7

NovaGold 2009 Performance Share Unit Plan (incorporated by reference to Appendix C of Exhibit 99.2 of NovaGold Resources Inc.’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of NovaGold Resources Inc.’s report on Form 6-K as filed on March 1, 2012)

10.8

NovaGold 2009 Deferred Share Unit Plan (incorporated by reference to Appendix E of Exhibit 99.2 of NovaGold Resources Inc.’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of NovaGold Resources Inc.’s report on Form 6-K as filed on March 1, 2012)

10.9	Form of NovaCopper Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.5 of the Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.10	NovaCopper Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.11	NovaCopper Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.12	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 99.3 to the Form 8-K filed July 8, 2014)

10.13	Form of Warrant (incorporated by reference to Exhibit 99.4 to the Form 8-K filed July 8, 2014)

10.14	Arrangement Agreement, dated April 22, 2015, between NovaCopper and Sunward (incorporated by reference to Exhibit 2.1 to NovaCopper’s Current Report on Form 8-K filed on April 27, 2015)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Erin Workman

23.3	Consent of Tetra Tech

23.4	Consent of BD Resource Consulting, Inc.

23.5	Consent of SIM Geological Inc.

23.6	Consent of International Metallurgical & Environmental Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit
No.	Description
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVACOPPER INC.

By: /s/ Rick Van Nieuwenhuyse
Name:Rick Van Nieuwenhuyse
Title:President and Chief Executive Officer
Date: February 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rick Van Nieuwenhuyse	President, Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2016
Rick Van Nieuwenhuyse

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 5, 2016
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ Tony Giardini	Director	February 5, 2016
Tony Giardini

/s/ William Hayden	Director	February 5, 2016
William Hayden

/s/ Gregory Lang	Director	February 5, 2016
Gregory A. Lang

/s/ Igor Levental	Director	February 5, 2016
Igor Levental

/s/ Kalidas Madhavpeddi	Director and Authorized US Representative	February 5, 2016
Kalidas V. Madhavpeddi

/s/ Gerald McConnell	Director	February 5, 2016
Gerald McConnell

/s/ Janice Stairs	Director	February 5, 2016
Janice Stairs