Form 10-Q
period 2016-02-29
NovaCopper Inc.
filed 2016-04-07
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016

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
Yes [   ]      No [X]

As of April 6, 2016, the registrant had 104,979,820 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NovaCopper Inc.
Consolidated Balance Sheets
(unaudited)

	in thousands of US dollars
	February 29,	November 30,
	2016	2015
	$	$
Assets
Current assets
Cash and cash equivalents	14,678	16,139
Accounts receivable	31	39
Deposits and prepaid amounts	532	707
	15,241	16,885

Plant and equipment (note 3)	394	446
Mineral properties and development costs (note 4)	33,850	33,850
	49,485	51,181
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	497	751
	497	751
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued – 104,979,820 (2015 – 104,796,421)	136,103	136,040
Warrants (note 6(d))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 6(a,b))	18,025	17,841
Contributed surplus – units (note 6(c))	1,170	1,164
Deficit	(108,597)	(106,902)
	48,988	50,430
	49,485	51,181

Commitments and contingencies (notes 4, 6, 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

in thousands of US dollars, except share and per share amounts
	For the three months ended
	February 29, 2016	February 28, 2015
	$	$
Expenses
Amortization	54	143
Foreign exchange loss (gain)	9	(20)
General and administrative	348	381
Investor relations	4	6
Mineral properties expense (note 4(d))	667	327
Professional fees	136	161
Salaries	213	250
Salaries – stock-based compensation (note 6)	282	282
Total expenses	1,713	1,530
Other items
Interest and other income	(18)	-
Loss and comprehensive loss for the period	(1,695)	(1,530)

Basic and diluted loss per common share	$0.02	$0.03
Weighted average number of common shares outstanding	104,940,884	60,614,960

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						in thousands of US dollars, except share amounts
					Contributed	Contributed		Total
	Number of	Share		Contributed	surplus –	surplus –		shareholder's
	shares	capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – November 30, 2014	60,296,365	111,833	2,163	124	17,089	2,008	(97,370)	35,847
Restricted Share Units	337,336	636	-	-	-	(636)	-	-
Stock-based compensation	-	-	-	-	279	3	-	282
Loss for the period	-	-	-	-	-	-	(1,530)	(1,530)
Balance – February 28, 2015	60,633,701	112,469	2,163	124	17,368	1,375	(98,900)	34,599

Balance – November 30, 2015	104,796,421	136,040	2,163	124	17,841	1,164	(106,902)	50,430
Restricted Share Units	108,399	34	-	-	-	(63)	-	(29)
Deferred Share Units	75,000	29	-	-	-	(29)	-	-
Stock-based compensation	-	-	-	-	184	98	-	282
Loss for the period	-	-	-	-	-	-	(1,695)	(1,695)
Balance – February 29, 2016	104,979,820	136,103	2,163	124	18,025	1,170	(108,597)	48,988

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
Consolidated Statements of Cash Flows
(unaudited)

	in thousands of US dollars
	For the three months ended
	February 29, 2016	February 28, 2015
	$	$
Cash flows used in operating activities
Loss for the period	(1,695)	(1,530)
Items not affecting cash
Amortization	54	143
Stock-based compensation	253	282
Net change in non-cash working capital
Decrease (increase) in accounts receivable	8	119
Decrease (increase) in deposits and prepaid amounts	175	152
Increase (decrease) in accounts payable and accrued liabilities	(254)	(252)
	(1,459)	(1,086)
Cash flows used in investing activities
Acquisition of plant and equipment	(2)	-
	(2)	-
Increase (decrease) in cash and cash equivalents	(1,461)	(1,086)
Cash and cash equivalents – beginning of period	16,139	5,074
Cash and cash equivalents – end of period	14,678	3,988

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
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

On January 11, 2010, Alaska Gold Company (“AGC”), at the time a wholly owned subsidiary of NovaGold Resources Inc. (“NovaGold”), purchased 100% of the Ambler lands, hosting the copper-zinc-lead-gold-silver Arctic Project. The Ambler lands were acquired on October 17, 2011 by NovaCopper US Inc. (“NovaCopper US”) through a purchase and sale agreement with AGC. On October 19, 2011, NovaCopper US acquired the exclusive right to explore the Bornite lands and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act (“ANCSA”) located adjacent to the Ambler lands to create the Upper Kobuk Mineral Projects (“UKMP”). On October 24, 2011, NovaGold transferred its ownership of NovaCopper US to NovaCopper, then a wholly owned subsidiary of NovaGold, which was subsequently spun-out to NovaGold shareholders and publicly listed on April 30, 2012 (“NovaGold Arrangement”).

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

On June 19, 2015, we completed the acquisition of Sunward Resources Ltd. (“Sunward”), giving us 100% ownership in the Titiribi gold-copper exploration project in Colombia.

2      Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiaries, NovaCopper US, Sunward Investments Ltd., and Sunward Resources Limited (“Sunward BVI”). Sunward BVI registered a branch, Sunward Resources Sucursal Colombia, to do business in Colombia. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 6, 2016.

All figures are in United States dollars unless otherwise noted.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of February 29, 2016, our results of operations and cash flows for the three months ended February 29, 2016, and February 28, 2015. The results of operations for the three months ended February 29, 2016 are not necessarily indicative of the results to be expected for the year ending November 30, 2016.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 8, 2016.

Accounting standards adopted

Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. Upon adoption, certain financial reporting disclosures will be eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted this standard as of December 1, 2015. As a result of adopting the standard, we no longer include the cumulative during exploration stage column previously presented on our statement of loss and comprehensive loss and the statement of cash flows.

Recent accounting pronouncements

Leases

In February 2016, the FASB issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”). This will result in most leases being capitalized as a right of use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. We are in the process of analyzing the impact of this guidance on our results of operations and financial position.

3    Plant and equipment

	in thousands of dollars
	February 29, 2016
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(26)	20
Leasehold improvements	32	(22)	10
Computer hardware and software	93	(73)	20
Alaska, USA
Machinery, and equipment	2,877	(2,781)	96
Vehicles	275	(268)	7
Computer hardware and software	31	(31)	-
Antioquia, Colombia
Machinery and equipment	206	(52)	154
Leasehold improvements	73	(26)	47
Vehicles	52	(12)	40
Computer hardware and software	1	(1)	-
	3,686	(3,292)	394

	in thousands of dollars
			November 30, 2015
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(24)	22
Leasehold improvements	32	(20)	12
Computer hardware and software	91	(65)	26
Alaska, USA
Machinery, and equipment	2,877	(2,777)	100
Vehicles	275	(262)	13
Computer hardware and software	31	(31)	-
Antioquia, Colombia
Machinery and equipment	206	(34)	172
Leasehold improvements	73	(17)	56
Vehicles	52	(8)	44
Computer hardware and software	1	-	1
	3,684	(3,238)	446

4      Mineral properties and development costs

	in thousands of dollars
	November 30,	Acquisition costs	February 29,
	2015		$2016
	$		$
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
Antioquia, Colombia
Titiribi (c)	3,264	-	3,264
	33,850	-	33,850

	in thousands of dollars
	November 30,	Acquisition costs	November 30,
	2014		$2015
	$		$
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
Antioquia, Colombia
Titiribi (c)	-	3,264	3,264
	30,586	3,264	33,850

(a)	Ambler

On January 11, 2010, NovaGold, through AGC, a wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt. As consideration, NovaGold, issued 931,098 shares with a fair value of $5.0 million and agreed to make two cash payments to the vendor of $12.0 million each in January 2011 and January 2012. The fair value of these cash payments were $11.1 million and $10.3 million, respectively, at the transaction date valued using a discount rate of approximately 8%. The January 2011 payment was made by NovaGold on January 7, 2011 and the January 2012 payment was made by NovaGold, in advance, on August 5, 2011. Total fair value of the consideration was $26.6 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the owner of the property can purchase at any time for a one-time payment of $10.0 million. The current owner is NovaCopper US.

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

On June 19, 2015, NovaCopper completed the acquisition of Sunward. As a result, the Company, through Sunward BVI and its branch Sunward Resources Sucursal Colombia owns 100% of the Titiribi gold-copper exploration project located southwest of the city of Medellin, in Antioquia Department, Colombia.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the three months ended February 29, 2016 and February 28, 2015.

	In thousands of dollars
	Three months	Three months
	ended	Ended
	February 29,	February 28, 2015
	2016	$
	$
Alaska, USA
Community	55	28
Engineering	173	4
Environmental	8	-
Geochemistry and geophysics	12	-
Land and permitting	98	96
Project support	39	49
Wages and benefits	148	150
	533	327
Antioquia, Colombia
Assaying	1	-
Land and permitting	6	-
Project support	50	-
Professional fees	20	-
Wages and benefits	57	-
	134	-
Mineral property expense	667	327

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to February 29, 2016 is $58.5 million and cumulative acquisition costs of $30.6 million totaling $89.1 million spent on the UKMP to date. Cumulative mineral properties expense in Colombia from the acquisition date of June 19, 2015 to February 29, 2016 is $0.4 million.

5	Accounts payable and accrued liabilities

	in thousands of dollars
	February 29,	November 30,
	2016	2015
	$	$
Trade accounts payable	137	200
Accrued liabilities	285	442
Accrued salaries and vacation	75	109
Accounts payable and accrued liabilities	497	751

6      Share capital

Authorized:
      unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2014	60,296,365	111,833
Issued pursuant to the Sunward Arrangement	43,116,312	22,851
Exercise of options	7,499	7
Exercise of Sunward Arrangement Options	347,999	177
Restricted Share Units	795,368	819
Deferred Share Units	232,878	353
November 30, 2015	104,796,421	136,040
Restricted Share Units	108,399	34
Deferred Share Units	75,000	29
February 29, 2016, issued and outstanding	104,979,820	136,103

On March 28, 2012, the shareholders of NovaGold approved the NovaGold Arrangement in which NovaGold would distribute its interest in NovaCopper to its shareholders on the basis that each shareholder would receive one Common Share in NovaCopper for every six shares of NovaGold. On April 30, 2012 (the “Effective Date”), NovaGold distributed 46,578,078 Common Shares in NovaCopper to the shareholders of NovaGold. NovaCopper also committed to issue up to 6,181,352 common shares, once vested and exercised, to satisfy holders of NovaGold warrants (“NovaGold Warrants”), performance share units (“NovaGold PSUs”) and deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When exercised or in the case of NovaGold PSU or NovaGold DSU vested, NovaCopper has committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. An amount of $12.2 million was recorded in contributed surplus representing a prorated amount of the historical NovaGold investment based on the fully diluted number of Common Shares at the Effective Date. Subsequent to the Effective Date, all NovaGold Warrants were exercised and all NovaGold PSUs were vested. As of February 29, 2016, 20,685 NovaGold DSUs remain outstanding, which will settle upon certain directors retiring from NovaGold’s board, and 391,486 NovaGold Arrangement Options remain outstanding as disclosed in note 6b.

(a) Stock options

During the period ended February 29, 2016, 1,785,000 options (February 28, 2015 – 1,620,000 options) at a weighted-average exercise price of CAD$0.44 (February 28, 2015 – CAD$0.62) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.13.

For the period ended February 29, 2016, NovaCopper recognized a stock-based compensation charge of $0.18 million (February 28, 2015 – $0.28 million) for options granted to directors, employees and service providers, net of forfeitures.

The fair value of the stock options recognized in the period has been estimated using an option pricing model.

Assumptions used in the pricing model for the period are as provided below.

February 29, 2016
Risk-free interest rates	0.52%
Exercise price	CAD$0.44
Expected life	3.0 years
Expected forfeiture rate	0%-5%
Expected volatility	59.38%
Expected dividends	Nil

The Black-Scholes model requires the input of highly subjective assumptions.

As of February 29, 2016, there were 2,382,249 non-vested options outstanding with a weighted average exercise price of $0.43; the non-vested stock option expense not yet recognized was $0.2 million, and this expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

		February 29, 2016
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	5,288,350	0.57
Granted	1,785,000	0.32
Forfeited	(300,000)	0.68
Balance – end of period	6,773,350	0.49

The following table summarizes information about the stock options outstanding at February 29, 2016:

			Outstanding		Exercisable	Unvested
			Weighted		Weighted
		Weighted	average		average
	Number of	average	exercise	Number of	exercise	Number of
Range of	outstanding	years to	price	exercisable	price	unvested
price	options	expiry	$	options	$	options
$ 0.32 to $ 0.99	6,718,350	4.29	0.48	4,336,101	0.51	2,382,249
$ 1.00 to $ 1.46	55,000	2.17	1.46	55,000	1.46	-
	6,773,350	4.27	0.49	4,391,101	0.52	2,382,249

The aggregate intrinsic value of vested share options (the market value less the exercise price) at February 29, 2016 was $0.01 million (February 28, 2015 - $nil).

(b) NovaGold Arrangement Options

Under the NovaGold arrangement, holders of NovaGold stock options received one option in NovaCopper for every six options held in NovaGold (“NovaGold Arrangement Options”). All NovaGold Arrangement Options are vested and subject to NovaGold’s stock option plan.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		February 29, 2016
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	509,272	4.77
Forfeited	(14,574)	4.87
Expired	(103,212)	5.63
Balance – end of period	391,486	4.45

The following table summarizes information about the NovaGold Arrangement Options outstanding February 29, 2016.

			Outstanding		Exercisable	Unvested
			Weighted		Weighted
		Weighted	average		average
	Number of	average	exercise	Number of	exercise	Number of
	outstanding	years to	price	exercisable	price	unvested
Range of price	options	expiry	$	options	$	options
$ 2.73 to $ 3.99	49,998	1.08	2.89	49,998	2.89	-
$ 4.00 to $ 5.99	324,822	0.62	4.60	324,822	4.60	-
$ 6.00 to $ 6.40	16,666	1.25	6.40	16,666	6.40	-
	391,486	0.70	4.45	391,486	4.45	-

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise price) at February 29, 2016 was $nil (February 28, 2015 - $nil).

(c)   Restricted Share Units (“RSUs”) and Deferred Share Units (“DSUs”)

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	-	904,603
Granted	600,000	50,147
Vested/paid	(199,999)	(75,000)
Balance – end of period	400,001	879,750

For the three months ended February 29, 2016, NovaCopper recognized a stock-based compensation charge of $0.1 million (February 28, 2015 - $3,000), net of forfeitures.

On December 23, 2015, 600,000 RSUs were granted to officers vesting one third immediately, one third on the first anniversary of the grant date, and one third on the second anniversary. The 199,999 RSUs vested were settled through the issuance of 108,399 shares and a cash payment of $29,000.

(d)   Share purchase warrants

A summary of the Company’s warrants and changes during the period ended is as follows:

			Weighted
	Number of	Weighted	average
	Warrants	average years to	exercise price
		expiry	$
Balance – beginning of period	6,521,740	3.60	1.60
Balance – end of period	6,521,740	3.35	1.60

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

(a)   Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States, Canada, and Colombia with some expenses incurred in Canadian dollars and Colombian pesos. The Company’s exposure to the Canadian dollar (“CDN”) is limited to cash of CDN$288,000, accounts receivable of CDN$23,000, deposits and prepaid amounts of CDN$146,000 and accounts payable of CDN$340,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $8,000. The Company’s exposure to the Colombian peso (“COP”) is limited to cash of COP 80 million, deposit and prepaid amounts of COP 57 million, and accounts payable of COP 24 million. Based on a 10% change in the US-COP exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $3,000.

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

(c)   Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at February 29, 2016 are as follows.

				in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	497	497	-	-	-
Office lease (note 8)	229	155	74	-	-
	726	652	74	-	-

(d)   Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 29, 2016, a 1% change in interest rates would result in a change in net loss of $0.15 million, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

8      Commitment

The Company has commitments in respect of office leases requiring future minimum lease payments as follows:

in thousands of dollars
February 29, 2016
$
2016	155
2017	74
Total	229

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment as at February 29, 2016 of $0.18 million. As part of the acquisition of Sunward, the Company assumed an office lease in Vancouver, expiring on February 28, 2017 with a remaining commitment of $0.04 million and two office leases in Colombia, expiring on April 30, 2016 and May 31, 2016 respectively, with a total remaining commitment of $0.01 million.

9      Contingencies

Notice of lawsuit received over alleged environmental violation

In July 2015, Sunward was notified that Luisa Maria Escobar Wolf (“Escobar-Wolf”) had filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia. Previously, on April 28, 2014, Sunward received notice that Escobar-Wolf filed an arbitral action against Sunward pursuant to the arbitration clause contained in an easement agreement under which Sunward had acquired certain land access rights at the Titiribi Project. Escobar-Wolf alleges that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and is seeking, amongst other things, damages totalling COP2,623,203,975 (approx. US$0.8 million).

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

Investigation of alleged failure to obtain water permits

During 2013, Corantioquia notified Sunward of administrative proceedings which would have required a suspension of drilling activities resulting from what the agency alleged to be an omission in the failure to obtain a water permit or concession. On October 31 and December 30, 2013, Sunward received notices that Corantioquia had lifted the suspension on future drilling activities but is still considering whether to assess a penalty for failure to obtain water permits.

10 Segment information

The Company’s reportable segments are based on geographic region for the Company’s operations. General corporate activities not associated with operating units and their various exploration activities are presented as corporate and other.

For the three months ended February 29, 2016:

	Alaska, USA	Antioquia,	Corporate and
		Colombia	other	Total
	$	$	$	$
Amortization	10	32	12	54
Foreign exchange loss	2	3	4	9
Interest and other income	-	-	(18)	(18)
Mineral properties expense	486	134	47	667
Overhead costs	7	-	976	983
Loss for the period	505	169	1,021	1,695

For the three months ended February 28, 2015:
	Alaska, USA	Antioquia,	Corporate and
		Colombia	other	Total
	$	$	$	$
Amortization	130	-	13	143
Foreign exchange loss (gain)	3	-	(23)	(20)
Interest and other income	-	-	-	-
Mineral properties expense	252	-	75	327
Overhead costs	42	-	1,038	1,080
Loss for the period	427	-	1,103	1,530

Other segment information regarding mineral properties and development costs, plant and equipment, assets and liabilities, was as follows:

As of February 29, 2016:
	Alaska, USA	Antioquia,	Corporate
		Colombia	and other	Total
	$	$	$	$
Mineral properties and development costs	30,586	3,264	-	33,850
Plant and equipment	103	241	50	394
Assets	31,175	3,548	14,762	49,485
Liabilities	(170)	(7)	(320)	(497)

As of November 30, 2015:
	Alaska, USA	Antioquia,	Corporate
		Colombia	and other	Total
	$	$	$	$
Mineral properties and development costs	30,586	3,264	-	33,850
Plant and equipment	113	273	60	446
Assets	31,509	3,631	16,041	51,181
Liabilities	(341)	(24)	(386)	(751)

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

  assumptions made in the interpretation of drill results, and of the geology, grade and continuity of the Company’s mineral deposits;
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
  risks related to the inability to define proven and probable reserves and the fact that none of the Company’s mineral properties are in production or under development;
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
  risks related to lack of infrastructure, specifically a lack of road access to the UKMP site;
  risks related to commodity price fluctuations;
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
  risks arising from the Company’s acquisition of Sunward including political risk, international operations, changes in laws or policies, foreign taxation, foreign investment regimes, exchange control, corruption risk, the risk of guerilla and other criminal activities, labour matters and employee relations, seizure or expropriation of assets, or delays or the inability to obtain necessary governmental permits, licenses and regulatory approvals in foreign jurisdictions;
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

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper” or the “Company”) is dated April 6, 2016 and provides an analysis of our unaudited interim financial results for the quarter ended February 29, 2016.

The following information should be read in conjunction with our February 29, 2016 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2015. A summary of our accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada, references to “U.S. dollars”, “$” or “US$” are to the currency of the United States and references to “Colombian pesos” or “COP” are to the currency of the Republic of Colombia.

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

Description of business

We are a base metals exploration company focused on exploring and developing our mineral holdings in the Ambler mining district located in Alaska, U.S.A. We conduct our Alaskan operations through a wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”). Our Upper Kobuk Mineral Projects, or UKMP, which we consider to be our material properties, consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project; and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project. We also own, through wholly-owned subsidiaries, a 100% interest in a gold-copper exploration project in Colombia.

Recent activities

Upper Kobuk Mineral Projects

We plan to advance the Arctic deposit to pre-feasibility over a two to three year period. We plan to invest approximately $5.5 million on the UKMP during the 2016 field season mainly for drilling at Arctic to collect information at Arctic for in-pit geotechnical studies for pit-slope stability, hydrology, waste rock characterization, and metallurgical data. Funds will also be utilized for environmental baseline data collection over the UKMP, to continue acid-base-accounting kinetic test work at Arctic, for engineering studies in preparation for a pre-feasibility study at Arctic, and also to complete the remaining thirty percent of the LiDAR survey over the UKMP initiated during the last field season (used to obtain high resolution mapping data).

Long-term incentives

On December 23, 2015, 525,000 stock options were granted to directors vesting immediately and 1,260,000 stock options were granted to employees vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date. Also on December 23, 2015, 600,000 RSUs were granted to officers vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant. The first tranche of the RSUs vesting on December 23, 2015 were settled through the issuance of 108,399 Common Shares and a cash payment of $0.03 million used to satisfy payroll withholding taxes.

Property review

Our principal assets, the UKMP, are located in the Ambler mining district in Northwest Alaska. The UKMP comprises approximately 352,943 acres (142,831 hectares) of mineral rights covering the Ambler and Bornite lands.

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

Titiribi Project

On June 19, 2015, NovaCopper completed an arrangement to acquire Sunward Resources Ltd. (“Sunward”). As a result, NovaCopper, through wholly-owned subsidiaries, owns 100% of the Titiribi gold-copper exploration project located approximately 70 kilometers southwest of the city of Medellin, in Antioquia Department, Colombia. The Titiribi project’s principal mining title is concession 5085, which was created by the consolidation of five concessions and four exploration licenses. This concession, comprising of an area of 3,919 hectares, was registered with the National Mining Registry on April 18, 2013 and expires in 2043.

We have accounted for the Titiribi property as a mineral property with the acquisition costs capitalized and post-acquisition exploration costs expensed.

Summary of results

	in thousands of dollars,
	except for per share amounts
Selected financial results	Three months	Three months
	ended	ended
	February 29, 2016	February 28, 2015
	$	$
Amortization	54	143
General and administrative	348	381
Mineral properties expense	667	327
Professional fees	136	161
Salaries	213	250
Salaries – stock-based compensation	282	282
Loss and comprehensive loss for the period	1,695	1,530
Basic and diluted loss per common share	$0.02	$0.03

For the three months ended February 29, 2016, NovaCopper reported a net loss of $1.7 million (or $0.02 basic and diluted loss per common share) compared to a net loss of $1.5 million for the corresponding period in 2015 (or $0.03 basic and diluted loss per common share). This variance was primarily due to an increase in mineral properties expenses offset by a decrease in amortization, salaries, professional fees, and general and administrative costs. We incurred $0.7 million in mineral properties expense for the three months ended February 29, 2016 compared to $0.3 million for the three months ended February 28, 2015. The significant increase in mineral property expenses is related to waste characterization and geotechnical work conducted for the UKMP and expenditures incurred at the Titiribi mineral property. Amortization expense decreased by $0.1 million due to the timing of capital asset purchases and resulted amortization expense. The decrease in salaries and general and administrative expenses was primarily attributed to continued cost reduction efforts and the Company benefitting from the favorable foreign exchange movement of the US dollar against the Canadian dollar in 2016 compared to the first quarter of 2015. The decrease in professional fees is due to less consulting expenses incurred in 2016 compared to the first quarter of 2015.

Selected financial data

Quarterly information

					in thousands of dollars,
					except per share amounts, unaudited
	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014
	02/29/16	11/30/15	08/31/15	05/31/15	02/28/15	11/30/14	08/31/14	05/31/14
	$	$	$	$	$	$	$	$
Interest and other income	18	12	8	4	-	-	1	-
Mineral property expenses	667	946	2,912	291	327	596	847	489
Loss for the period	(1,695)	(2,090)	(4,162)	(1,750)	(1,530)	(2,029)	(2,911)	(2,093)
Loss per common share – basic and diluted	($0.02)	(0.02)	(0.04)	(0.03)	(0.03)	(0.03)	(0.05)	(0.04)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition of Sunward and financing activities.

During the second quarter of 2014, we incurred $0.5 million in mineral property expenses as our field season start-up in 2014 occurred in July. As a result, no field season activity costs were incurred in the second quarter of 2014 resulting in a loss of $2.1 million for the second quarter of 2014. During the third quarter of 2014, we incurred mineral property expenses of $0.8 million due to a reduced field season program. We also incurred a one-time severance cost of $1.5 million relating to staff reductions offset against a recovery on reversal of previously accrued bonuses of $0.3 million. During the fourth quarter of 2014, we incurred $0.6 million of mineral property expenses mainly related to assaying costs incurred for the 2014 re-logging program.

During the first quarter of 2015, we incurred mineral property expense of $0.3 million mainly on community support and project staff salaries as our field season did not commence until early in the third quarter. During the second quarter of 2015, we incurred $0.3 million in mineral property expenses, the same level of activities as the first quarter of 2015. We also incurred $0.7 million in professional fees during the second quarter of 2015 mainly due to the acquisition of Sunward. The increase in professional fees was offset against the decrease in salaries during the second quarter of 2015 compared to the corresponding period in 2014. During the third quarter of 2015, we incurred mineral property expenses of $2.9 million as we completed our drilling program. As a result, our loss for the third quarter ended August 31, 2015 is higher compared to previous third quarter losses. Our net loss for the fourth quarter of 2015 of $2.1 million is increased from the fourth quarter net loss of 2014 of $2.0 million mainly due to higher mineral property expenses offset against a reduction in stock-based compensation.

During the first quarter of 2016, our net loss was $1.7 million, which was higher than the net loss of $1.5 million in the first quarter of 2015. The increase was primarily attributed to higher mineral property expenses for engineering work conducted at UKMP and expenditures incurred for the Titiribi mineral property. The Titiribi mineral property was acquired as part of the Sunward acquisition in the third quarter of 2015.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary concern to investors in the Company.

Liquidity and capital resources

At February 29, 2016, we had $14.7 million in cash and cash equivalents. We expended $1.4 million on operating activities during the three month period ended February 29, 2016, compared with expenditures of $1.1 million for operating activities for the same period in 2015. The majority of cash spent on operating activities during both periods was expended on mineral property expenses, general and administrative, and salaries. The increase in cash spent during the three months ended February 29, 2016 compared to the corresponding period in 2015 was mainly due to higher mineral property expense for engineering studies conducted for the UKMP and expenditures incurred in Colombia.

During the three month period ended February 29, 2016 and February 28, 2015, we received no cash from financing activities. During the three month period ended February 29, 2016, we expended $2,000 on investing activities for acquisition of equipment and $nil during the three month period ended February 28, 2015.

As at February 29, 2016, the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements for the next two years. Future financings are anticipated through equity offerings, debt financing, convertible debt, or other means, although there can be no assurance that a financing would be available on terms favorable to the Company, or at all.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at February 29, 2016 are as follows.

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	497	497	-	-	-
Office lease	229	155	74	-	-
Total	726	652	74	-	-

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.18 million. As part of the acquisition of Sunward, the Company assumed an office space lease in Vancouver, expiring on February 28, 2017, with a remaining commitment of $0.04 million, and two office leases in Colombia, expiring on April 30, 2016 and May 31, 2016 respectively, with a total remaining commitment of $0.01 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $0.23 million.

Outstanding share data

At April 6, 2016, we had 104,979,820 common shares issued and outstanding. At April 6, 2016, we had outstanding 6,521,740 warrants with an exercise price of $1.60 each, 6,773,350 stock options with a weighted-average exercise price of $0.50, 936,633 DSUs, 400,001 RSUs, 333,153 NovaGold Arrangement Options with a weighted-average exercise price of $4.41, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold Arrangement Options and NovaGold DSUs, please refer to note 6 in our February 29, 2016 interim consolidated financial statements. Upon the exercise of all of the forgoing convertible securities, the Company would be required to issue an aggregate of 14,985,562 common shares.

Accounting standards adopted

Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which NovaCopper had been classified. Upon adoption, certain financial reporting disclosures have been eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted this standard as of December 1, 2015. As a result of adopting the standard, we no longer include the cumulative during exploration stage column previously presented on our statement of loss and comprehensive loss and statement of cash flows.

Recent accounting pronouncements

Leases

In February 2016, the FASB issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”). This will result in most leases being capitalized as a right of use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal 2020. We are in the process of analyzing the impact of this guidance on our results of operations and financial position.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets, income taxes and valuation of stock-based compensation.

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

(a)    Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States, Canada, and Colombia with some expenses incurred in Canadian dollars and Colombian pesos. The Company’s exposure to the Canadian dollar is limited to cash of CDN$288,000, accounts receivable of CDN$23,000, deposits and prepaid amounts of CDN$146,000 and accounts payable of CDN$340,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $8,000. The Company’s exposure to the Colombian peso is limited to cash of COP 80 million, deposit and prepaid amounts of COP 57 million, and accounts payable of COP 24 million. Based on a 10% change in the US-COP exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $3,000.

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

(c)    Liquidity risk

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. The Company does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of our capital structure and financial leverage. Future financings are expected to be obtained through debt financing, equity financing, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows.

(d)    Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 29, 2016, a 1% change in interest rates would result in a change in net loss of $0.15 million, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and our economic viability could be affected by commodity price volatility.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 29, 2016. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: April 7, 2016	NOVACOPPER INC.

By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive
Officer

By:	/s/ Elaine M. Sanders
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