Form 10-Q
period 2016-05-31
NovaCopper Inc.
filed 2016-07-07
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to _____

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 6, 2016, the registrant had 105,168,669 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NovaCopper Inc.
Consolidated Balance Sheets
(unaudited)

in thousands of US dollars
	May 31, 2016	November 30, 2015
	$	$
Assets
Current assets
Cash and cash equivalents	13,000	16,139
Accounts receivable	42	39
Deposits and prepaid amounts	688	707
	13,730	16,885

Plant and equipment (note 3)	345	446
Mineral properties and development costs (note 4)	33,850	33,850
	47,925	51,181
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	469	751
	469	751
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued – 105,024,874 (2015 – 104,796,421)	136,117	136,040
Warrants (note 6(d))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 6(a,b))	18,081	17,841
Contributed surplus – units (note 6(c))	1,216	1,164
Deficit	(110,245)	(106,902)
	47,456	50,430
	47,925	51,181

Commitments and contingencies (notes 4, 6, 8, 9)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

NovaCopper Inc.
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

	in thousands of US dollars, except share and per share amounts
	For the three months ended		For the six months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
	$	$	$	$
Expenses
Amortization	52	93	106	236
Foreign exchange loss (gain)	1	(7)	10	(27)
General and administrative	374	380	722	761
Investor relations	46	4	50	10
Mineral properties expense (note 4(d))	611	291	1,278	618
Professional fees	210	685	346	846
Salaries	256	219	469	469
Salaries – stock-based compensation (note 6)	116	89	398	371
Total expenses	1,666	1,754	3,379	3,284
Other items
Interest and other income	(18)	(4)	(36)	(4)
Loss and comprehensive loss for the period	(1,648)	(1,750)	(3,343)	(3,280)

Basic and diluted loss per common share	$0.01	$0.03	$0.03	$0.05
Weighted average number of common shares outstanding	104,985,207	60,633,701	104,963,167	60,624,434

(See accompanying notes to the interim consolidated financial statements)

NovaCopperInc.
ConsolidatedStatements of Changesin Shareholders’ Equity
(unaudited)

						in thousands of US dollars, except share amounts
					Contributed	Contributed		Total
	Number of			Contributed	surplus –	surplus –		shareholders’
	shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – November 30, 2014	60,296,365	111,833	2,163	124	17,089	2,008	(97,370)	35,847
Restricted Share Units	337,336	636	-	-	-	(636)	-	-
Stock-based compensation	-	-	-	-	343	28	-	371
Loss for the period	-	-	-	-	-	-	(3,280)	(3,280)
Balance – May 31, 2015	60,633,701	112,469	2,163	124	17,432	1,400	(100,650)	32,938

Balance – November 30, 2015	104,796,421	136,040	2,163	124	17,841	1,164	(106,902)	50,430
Restricted Share Units	108,399	34	-	-	-	(63)	-	(29)
Deferred Share Units	75,000	29	-	-	-	(29)	-	-
Exercise of options	45,054	14	-	-	(14)	-	-	-
Stock-based compensation	-	-	-	-	254	144	-	398
Loss for the period	-	-	-	-	-		(3,343)	(3,343)
Balance – May 31, 2016	105,024,874	136,117	2,163	124	18,081	1,216	(110,245)	47,456

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
Consolidated Statements of Cash Flows
(unaudited)

	in thousands of US dollars
	For the three months ended		For the six months ended

	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
	$	$	$	$
Cash flows used in operating activities
Loss for the period	(1,648)	(1,750)	(3,343)	(3,280)
Items not affecting cash
Amortization	52	93	106	236
Stock-based compensation	116	89	369	371
Net change in non-cash working capital
Decrease (increase) in accounts receivable	(11)	(47)	(3)	72
Decrease (increase) in deposits and prepaid amounts	(156)	(177)	19	(25)
Increase (decrease) in accounts payable and accrued liabilities	(28)	536	(282)	301
	(1,675)	(1,256)	(3,134)	(2,325)
Cash flows used in investing activities
Acquisition of plant and equipment	(3)	-	(5)	(17)
	(3)	-	(5)	(17)
Increase (decrease) in cash and cash equivalents	(1,678)	(1,256)	(3,139)	(2,342)
Cash and cash equivalents – beginning of period	14,678	3,988	16,139	5,074
Cash and cash equivalents – end of period	13,000	2,732	13,000	2,732

(See accompanying notes to the interim consolidated financial statements)

NovaCopper Inc.
Notes to the Consolidated Financial Statements

1	Nature of operations

NovaCopper Inc. (“NovaCopper” or the “Company”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties with a focus on the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”).

On January 11, 2010, Alaska Gold Company (“AGC”), at the time a wholly-owned subsidiary of NovaGold Resources Inc. (“NovaGold”), purchased 100% of the Ambler lands, hosting the copper-zinc-lead-gold-silver Arctic Project. The Ambler lands were acquired on October 17, 2011 by NovaCopper US Inc. (“NovaCopper US”) through a purchase and sale agreement with AGC. On October 19, 2011, NovaCopper US acquired the exclusive right to explore the Bornite lands and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act (“ANCSA”) located adjacent to the Ambler lands to create the Upper Kobuk Mineral Projects (“UKMP”). On October 24, 2011, NovaGold transferred its ownership of NovaCopper US to NovaCopper, then a wholly owned subsidiary of NovaGold, which was subsequently spun-out to NovaGold shareholders and publicly listed on April 30, 2012 (“NovaGold Arrangement”).

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

On June 19, 2015, we completed the acquisition of Sunward Resources Ltd. (“Sunward”), which held 100% ownership in the Titiribi gold-copper exploration project in Colombia.

2	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of NovaCopper and its wholly-owned subsidiaries, NovaCopper US, Sunward Investments Ltd., and Sunward Resources Limited (“Sunward BVI”). Sunward BVI has a registered branch, Sunward Resources Sucursal Colombia, to do business in Colombia. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on July 6, 2016.

All figures are in United States dollars unless otherwise noted.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of May 31, 2016, our results of operations and cash flows for the three and six months ended May 31, 2016, and May 31, 2015. The results of operations for the three and six months ended May 31, 2016 are not necessarily indicative of the results to be expected for the year ending November 30, 2016.

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

Recent accounting pronouncements

i.	Leases

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

ii.	Stock-based compensation

In March 2016, the FASB issued new guidance simplifying the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows (“ASU 2016-09”). This update is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We are in the process of analyzing the impact of this guidance on our results of operations, financial position, and disclosures.

3	Plant and equipment

			in thousands of dollars
			May 31, 2016
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(29)	17
Leasehold improvements	32	(24)	8
Computer hardware and software	96	(79)	17
Alaska, USA
Machinery, and equipment	2,877	(2,785)	92
Vehicles	275	(274)	1
Computer hardware and software	31	(31)	-
Antioquia, Colombia
Machinery and equipment	206	(70)	136
Leasehold improvements	73	(35)	38
Vehicles	52	(16)	36
Computer hardware and software	1	(1)	-
	3,689	(3,344)	345

			in thousands of dollars
			November 30, 2015
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(24)	22
Leasehold improvements	32	(20)	12
Computer hardware and software	91	(65)	26
Alaska, USA
Machinery, and equipment	2,877	(2,777)	100
Vehicles	275	(262)	13
Computer hardware and software	31	(31)	-
Antioquia, Colombia
Machinery and equipment	206	(34)	172
Leasehold improvements	73	(17)	56
Vehicles	52	(8)	44
Computer hardware and software	1	-	1
	3,684	(3,238)	446

4	Mineral properties and development costs

			in thousands of dollars
	November 30, 2015	Acquisition costs	May 31, 2016
	$	$	$
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
Antioquia, Colombia
Titiribi (c)	3,264	-	3,264
	33,850	-	33,850

			in thousands of dollars
	November 30, 2014	Acquisition costs	November 30, 2015
	$	$	$
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
Antioquia, Colombia
Titiribi (c)	-	3,264	3,264
	30,586	3,264	33,850

(a)	Ambler

On January 11, 2010, NovaGold, through AGC, a wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt. As consideration, NovaGold issued 931,098 shares with a fair value of $5.0 million and agreed to make two cash payments to the vendor of $12.0 million each in January 2011 and January 2012. The fair value of these cash payments were $11.1 million and $10.3 million, respectively, at the transaction date valued using a discount rate of approximately 8%. The January 2011 payment was made by NovaGold on January 7, 2011 and the January 2012 payment was made by NovaGold, in advance, on August 5, 2011. Total fair value of the consideration was $26.6 million, including transaction costs associated with the acquisition of $0.1 million. The vendor retained a 1% net smelter return royalty that the owner of the property (currently, NovaCopper US) can purchase at any time for a one-time payment of $10.0 million.

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

On June 19, 2015, NovaCopper completed the acquisition of Sunward. As a result, the Company, through Sunward BVI and its branch Sunward Resources Sucursal Colombia, owns 100% of the Titiribi gold-copper exploration project located southwest of the city of Medellin, in Antioquia Department, Colombia.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the three and six months ended May 31, 2016 and 2015.

			in thousands of dollars
	Three months ended			Six months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
	$	$	$	$
Alaska, USA
Community	67	52	122	110
Engineering	46	13	219	17
Environmental	15	4	23	4
Geochemistry and geophysics	1	-	13	-
Land and permitting	111	69	209	135
Project support	67	38	106	87
Wages and benefits	150	115	298	265
	457	291	990	618
Antioquia, Colombia
Assaying	5	-	6	-
Land and permitting	8	-	14	-
Project support	49	-	99	-
Professional fees	28	-	48	-
Wages and benefits	64	-	121	-
	154	-	288	-
Mineral property expense	611	291	1,278	618

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to May 31, 2016 is $58.9 million and cumulative acquisition costs are $30.6 million totaling $89.5 million spent to date. Cumulative mineral properties expense in Colombia from the acquisition date of June 19, 2015 to May 31, 2016 is $0.6 million. During 2016, the Company classified certain lobbyist expenses previously recorded as land and permitting to community resulting in a reclassification adjustment of $0.03 million and $0.06 million respectively for the three and six months ended May 31, 2015 on the table above summarizing the mineral properties expense.

5	Accounts payable and accrued liabilities

		in thousands of dollars
	May 31, 2016	November 30, 2015
	$	$
Trade accounts payable	77	200
Accrued liabilities	307	442
Accrued salaries and vacation	85	109
Accounts payable and accrued liabilities	469	751

6	Share capital

Authorized:
     unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2014	60,296,365	111,833
Issued pursuant to the Sunward Arrangement	43,116,312	22,851
Exercise of options	7,499	7
Exercise of Sunward Arrangement Options	347,999	177
Restricted Share Units	795,368	819
Deferred Share Units	232,878	353
November 30, 2015	104,796,421	136,040
Exercise of options	45,054	14
Restricted Share Units	108,399	34
Deferred Share Units	75,000	29
May 31, 2016, issued and outstanding	105,024,874	136,117

On March 28, 2012, the shareholders of NovaGold approved the NovaGold Arrangement in which NovaGold would distribute its interest in NovaCopper to its shareholders on the basis that each shareholder would receive one Common Share in NovaCopper for every six shares of NovaGold. On April 30, 2012 (the “Effective Date”), NovaGold distributed 46,578,078 Common Shares in NovaCopper to the shareholders of NovaGold. NovaCopper also committed to issue up to 6,181,352 common shares, once vested and exercised, to satisfy holders of NovaGold warrants (“NovaGold Warrants”), performance share units (“NovaGold PSUs”) and deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When exercised, or in the case of NovaGold PSUs or NovaGold DSUs vested, NovaCopper has committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. An amount of $12.2 million was recorded in contributed surplus representing a pro-rated amount of the historical NovaGold investment based on the fully diluted number of Common Shares at the Effective Date. Subsequent to the Effective Date, all NovaGold Warrants were exercised and all NovaGold PSUs were vested. As of May 31, 2016, 20,685 NovaGold DSUs remain outstanding, which will settle upon certain directors retiring from NovaGold’s board, and 324,820 NovaGold Arrangement Options remain outstanding as disclosed in note 6b.

(a)	Stock options

During the period ended May 31, 2016, 1,785,000 options (May 31, 2015 – 1,620,000 options) at a weighted-average exercise price of CAD$0.44 (May 31, 2015 – CAD$0.62) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.13.

For the six month period ended May 31, 2016, NovaCopper recognized a stock-based compensation charge of $0.25 million (May 31, 2015 – $0.34 million) for options previously granted to directors, employees and services providers, net of forfeitures.

The fair value of the stock options recognized in the period has been estimated using an option pricing model.

Assumptions used in the pricing model for the period are as provided below.

May 31, 2016
Risk-free interest rates	0.52%
Exercise price	CAD$0.44
Expected life	3.0 years
Expected forfeiture rate	0-5%
Expected volatility	59.38%
Expected dividends	Nil

As of May 31, 2016, there were 2,382,249 non-vested options outstanding with a weighted average exercise price of $0.45; the non-vested stock option expense not yet recognized was $0.2 million, and this expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

		May 31, 2016
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	5,288,350	0.57
Granted	1,785,000	0.32
Exercise of options	(100,000)	0.38
Forfeited	(300,000)	0.70
Balance – end of period	6,673,350	0.51

The following table summarizes information about the stock options outstanding at May 31, 2016.

			Outstanding		Exercisable	Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of price	options	to expiry	$	options	$	options
$ 0.50 to $ 0.99	6,618,350	4.03	0.52	4,236,101	0.53	2,382,249
$ 1.00 to $ 1.59	55,000	1.92	1.51	55,000	1.51	-
	6,673,350	4.01	0.51	4,291,101	0.55	2,382,249

The aggregate intrinsic value of vested share options (the market value less the exercise price) at May 31, 2016 was $0.78 million (May 31, 2015 - $nil). The aggregate intrinsic value of options exercised during the six month period ended May 31, 2016 was $0.03 million.

(b)	NovaGold Arrangement Options

Under the NovaGold arrangement, holders of NovaGold stock options received one option in NovaCopper for every six options held in NovaGold (“NovaGold Arrangement Options”). All NovaGold Arrangement Options are vested and subject to NovaGold’s stock option plan.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		May 31, 2016
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	509,272	4.77
Forfeited	(14,574)	5.04
Expired	(169,878)	5.75
Balance – end of period	324,820	4.39

The following table summarizes information about the NovaGold Arrangement Options outstanding at May 31, 2016.

		Outstanding and exercisable
			Weighted average
	Number of outstanding	Weighted average years	exercise price
Range of price	and exercisable options	to expiry	$
$ 2.88 to $ 3.99	49,998	0.83	2.98
$ 4.00 to $ 5.99	258,156	0.52	4.52
$ 6.00 to $ 6.61	16,666	1.00	6.61
	324,820	0.59	4.39

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise price) at May 31, 2016 was $nil (May 31, 2015 - $nil).

(c)	Restricted Share Units and Deferred Share Units

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	-	904,603
Granted	600,000	110,760
Vested/paid	(199,999)	(75,000)
Balance – end of period	400,001	940,363

For the six months ended May 31, 2016, NovaCopper recognized a stock-based compensation charge of $0.15 million (May 31, 2015 - $0.03 million), net of forfeitures.

On December 23, 2015, 600,000 RSUs were granted to officers vesting one third immediately, one third on the first anniversary of the grant date, and one third on the second anniversary. The 199,999 vested RSUs were settled through the issuance of 108,399 shares and a cash payment of $29,000.

(d)	Share purchase warrants

A summary of the Company’s warrants and changes during the period ended is as follows:

			Weighted average
	Number of	Weighted average	exercise price
	Warrants	years to expiry	$
Balance – beginning of period	6,521,740	3.60	1.60
Balance – end of period	6,521,740	3.10	1.60

7	Financial instruments

The Company is exposed to a variety of risks arising from financial instruments. These risks and management’s objectives, policies and procedures for managing these risks are disclosed as follows:

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States, Canada, and Colombia with some expenses incurred in Canadian dollars and Colombian pesos. The Company’s exposure to the Canadian dollar (“CDN”) is limited to cash of CDN$178,000, accounts receivable of CDN$29,000, deposits and prepaid amounts of CDN$147,000 and accounts payable of CDN$337,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $1,000. The Company’s exposure to the Colombian peso (“COP”) is limited to cash of COP 284 million, deposit and prepaid amounts of COP 102 million, and accounts payable of COP 46 million. Based on a 10% change in the US-COP exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $11,000.

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

Contractually obligated cash flow requirements as at May 31, 2016 are as follows.

				in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	469	469	-	-	-
Office lease (note 8)	231	134	97	-	-
	700	603	97	-	-

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2016, a 1% change in interest rates would result in a change in net loss of $0.13 million, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

8	Commitment

The Company has commitments in respect of office leases requiring future minimum lease payments as follows:

in thousands of dollars
May 31, 2016
$
2016	134
2017	97
231

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment as at May 31, 2016 of $0.15 million. As part of the acquisition of Sunward, the Company assumed an office lease in Vancouver, expiring on February 28, 2017 with a remaining commitment of $0.03 million and two office leases in Colombia, expiring on November 30, 2016 and April 30, 2017 respectively, with a total remaining commitment of $0.06 million.

9	Contingencies

Notice of lawsuit received over alleged environmental violation

In July 2015, Sunward was notified that Luisa Maria Escobar Wolf (“Escobar-Wolf”) had filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia. Previously, on April 28, 2014, Sunward received notice that Escobar-Wolf filed an arbitral action against Sunward pursuant to the arbitration clause contained in an easement agreement under which Sunward had acquired certain land access rights at the Titiribi Project. Escobar-Wolf alleges that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and is seeking, amongst other things, damages totalling COP2,623,203,975 (approx. US$0.86 million).

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

For the three months ended May 31, 2016:

	Alaska,	Antioquia,	Corporate and
	USA	Colombia	other	Total
	$	$	$	$
Amortization	10	32	10	52
Foreign exchange loss	-	1	-	1
Interest and other income	-	-	(18)	(18)
Mineral properties expense	457	154	-	611
Overhead costs	14	-	988	1,002
Loss for the period	481	187	980	1,648

For the three months ended May 31, 2015:
	Alaska,	Antioquia,	Corporate and
	USA	Colombia	other	Total
	$	$	$	$
Amortization	81	-	12	93
Foreign exchange gain	-	-	(7)	(7)
Interest and other income	-	-	(4)	(4)
Mineral properties expense	291	-	-	291
Overhead costs	(10)	-	1,387	1,377
Loss for the period	362	-	1,388	1,750

For the six months ended May 31, 2016:

	Alaska,	Antioquia,	Corporate and
	USA	Colombia	other	Total
	$	$	$	$
Amortization	20	64	22	106
Foreign exchange loss	2	5	3	10
Interest and other income	-	-	(36)	(36)
Mineral properties expense	990	288	-	1,278
Overhead costs	20	-	1,965	1,985
Loss for the period	1,032	357	1,954	3,343

For the six months ended May 31, 2015:
	Alaska,	Antioquia,	Corporate and
	USA	Colombia	other	Total
	$	$	$	$
Amortization	211	-	25	236
Foreign exchange loss (gain)	3	-	(30)	(27)
Interest and other income	-	-	(4)	(4)
Mineral properties expense	618	-	-	618
Overhead costs	32	-	2,425	2,457
Loss for the period	864	-	2,416	3,280

Other segment information regarding mineral properties and development costs, plant and equipment, assets and liabilities, was as follows:

As of May 31, 2016:
	Alaska,	Antioquia,	Corporate and
	USA	Colombia	other	Total
	$	$	$	$
Mineral properties and development costs	30,586	3,264	-	33,850
Plant and equipment	93	210	42	345
Assets	31,082	3,601	13,242	47,925
Liabilities	(98)	(17)	(354)	(469)

As of November 30, 2015:
	Alaska,	Antioquia,	Corporate and
	USA	Colombia	other	Total
	$	$	$	$
Mineral properties and development costs	30,586	3,264	-	33,850
Plant and equipment	113	273	60	446
Assets	31,509	3,631	16,041	51,181
Liabilities	(341)	(24)	(386)	(751)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating to anticipated activity with respect to the Ambler Mining District Industrial Access Project, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects and Titiribi Project, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

•	assumptions made in the interpretation of drill results, and of the geology, grade and continuity of the Company’s mineral deposits;
•	our ability to achieve production at any of the Company’s mineral exploration and development properties;
•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
•	assumptions that all necessary permits and governmental approvals will be obtained;
•	estimated capital costs, operating costs, production and economic returns;
•	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying the Company’s resource and reserve estimates;
•	assumptions regarding our ability to integrate Sunward and maximize shareholder value at the Titiribi exploration asset;
•	continued good relationships with local communities and other stakeholders;
•	our expectations regarding demand for equipment, skilled labour and services needed for exploration and development of mineral properties;
•	assumptions regarding the merit of litigation; and
•	that our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to the Company’s ability to finance its planned exploration activities at its mineral properties or to complete further exploration programs;

•	risks related to the Company’s ability to finance the development of its mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	risks related to the inability to define proven and probable reserves and the fact that none of the Company’s mineral properties are in production or under development;
•	uncertainties relating to the assumptions underlying the Company’s resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to uncertainty of whether there will ever be production at the Company’s mineral exploration and development properties;
•	risks related to the Company’s ability to commence production and generate material revenues or obtain adequate financing for its planned exploration and development activities;
•	risks related to lack of infrastructure, specifically a lack of road access to the UKMP site;
•	risks related to commodity price fluctuations;
•	risks related to market events and general economic conditions;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	the Company’s history of losses and expectation of future losses;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
•	uncertainty related to inferred mineral resources;
•	risks related to the third parties on which the Company depends for its exploration and development activities;
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

General

This Management’s Discussion and Analysis (“MD&A”) of NovaCopper Inc. (“NovaCopper”, “the Company”) is dated July 6, 2016 and provides an analysis of our unaudited interim financial results for the quarter ended May 31, 2016.

The following information should be read in conjunction with our May 31, 2016 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2015. A summary of our accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada, references to “U.S. dollars”, “$” or “US$” are to the currency of the United States and references to “Colombian pesos” or “COP” are to the currency of the Republic of Colombia.

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

Recent activities

Upper Kobuk Mineral Projects

We plan to advance the Arctic deposit to pre-feasibility over a two to three year period. The majority of the 2016 project budget of $5.5 million is planned to be spent on a drilling program at the Arctic Project that will include approximately 3,000 meters of drilling for geotechnical, hydrological, waste rock characterization and metallurgical studies, as well as for resource definition. Funds will also be utilized for continuation of baseline environmental data collection over the UKMP, as well as an aquatic survey, an avian and large mammal habitat survey and expansion of the wetlands delineation and surface quality work. The remaining thirty percent of the LiDAR survey (used to obtain high resolution mapping data) over the UKMP, initiated during the last field season, will be completed. The site investigation work will form the basis for completing a future pre-feasibility study on the Arctic deposit.

We also plan to conduct low-cost regional-scale bedrock mapping within the UKMP and a deep penetrating soil geochemistry survey located immediately north and east of the Bornite Project. The exploration camp will host approximately 40 to 50 staff and contractors, with the majority of the workforce hired locally and most of the work occurring from mid-June through mid-August.

Annual general meeting

On May 18, 2016, NovaCopper held its annual and special meeting of shareholders. The shareholders voted for the election of the directors proposed for nomination in the management proxy circular. The shareholders also voted in favour of all other items of business including the approval of the change of the Company’s name to Trilogy Metals Inc. and the continuation of the Company’s Restricted Share Unit Plan and Deferred Share Unit Plan. Implementation of the Company’s new name is expected on or about September 1, 2016.

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

As consideration, NovaCopper paid $4.0 million to NANA upon signing the NANA agreement and gave NANA the right to appoint a member to NovaCopper’s board of directors before April 2017. NANA has not exercised its right to appoint a board member at this time. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after NovaCopper has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share.

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

Summary of results

			in thousands of dollars,
			except for per share amounts
Selected financial results	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
	$	$	$	$
Amortization	52	93	106	236
General and administrative	374	380	722	761
Mineral properties expense	611	291	1,278	618
Professional fees	210	685	346	846
Salaries	256	219	469	469
Salaries – stock-based compensation	116	89	398	371
Loss and comprehensive loss for the period	1,648	1,750	$3,343	3,280
Basic and diluted loss per common share	$0.01	$0.03	$0.03	$0.05

For the three months ended May 31, 2016, NovaCopper reported a net loss of $1.6 million (or $0.01 basic and diluted loss per common share) compared to a net loss of $1.8 million for the corresponding period in 2015 (or $0.03 basic and diluted loss per common share). This variance was primarily due to a decrease in professional fees and amortization offset by an increase in mineral properties expense, salaries and stock-based compensation. We incurred $0.2 million in professional fees for the three months ended May 31, 2016 compared to $0.7 million for the three months ended May 31, 2015. The significant decrease in professional fees in 2016 is related to the one time transaction costs of $0.6 million incurred in 2015 for the acquisition of Sunward which was accounted for as a business combination. Amortization expense decreased due to the timing of capital asset purchases and resulting amortization expense. We incurred $0.6 million in mineral properties expense for the three months ended May 31, 2016 compared to $0.3 million for the three months ended May 31, 2015. The significant increase in mineral property expenses in 2016 is related to higher mining claim maintenance fees, and additional environmental consultant and temporary geology personnel hired for the UKMP. The mineral property expenses in 2016 also included expenditures incurred at the Titiribi mineral property. The increase in salaries was primarily attributed to a one-time worker’s compensation premium recovery recorded in the second quarter of 2015. The increase in stock-based compensation was attributed to Restricted Share Units (“RSUs”) granted in the first quarter of 2016 compared to nil granted during the first half of 2015.

For the six months ended May 31, 2016, NovaCopper reported a net loss of $3.3 million (or $0.03 basic and diluted loss per common share) which was commensurate with the net loss of $3.3 million incurred for the corresponding period in 2015 (or $0.05 basic and diluted loss per common share). The increase in mineral property expenses of $0.7 million was offset by a decrease in professional fees of $0.5 million and amortization of $0.1 million. The increase in mineral property expenses to $1.3 million in 2016 compared to $0.6 million in 2015 was attributed to higher costs incurred at the UKMP of $0.4 million for waste characterization, geotechnical work, higher claim fees and additional consultants and personnel costs, and also expenditures of $0.3 million incurred at the Titiribi mineral property. The reduction of $0.5 million in professional fees was due to transaction costs incurred of $0.6 million in 2015 for the Sunward acquisition offset against higher professional fees incurred in 2016 for corporate matters. As noted above, amortization expense decreased due to the timing of capital asset purchases.

Other differences in the six months ended May 31, 2016 compared to the six months ended May 31, 2015 resulted from an increase in stock-based compensation offset by a reduction in general and administrative expenses. Total stock-based compensation expense recognized for the six months ended May 31, 2016 was $0.40 million which included expense of $0.25 million (2015 - $0.34 million) from options granted to directors, employees and service providers under the NovaCopper stock option plan and $0.15 million (2015 - $0.03 million) from Deferred Share Units (“DSUs”) and RSUs granted to directors and officers during the period. The increase in stock-based compensation related to RSUs was due to no RSUs being granted during the first half of 2015. The decrease in stock-based compensation related to options was due to the lower fair value calculated using the Black-Scholes option pricing model for options granted in 2016 compared to 2015. General and administrative costs were reduced from $0.8 million in the six months ended May 31, 2015 to $0.7 million in the six months ended May 31, 2016 due to continued cost reduction efforts and the Company benefitting from the favorable foreign exchange movement of the US dollar against the Canadian dollar in 2016 compared to the first half of 2015.

Selected financial data

Quarterly information

The following unaudited quarterly information is prepared in accordance with U.S. GAAP.

							in thousands of dollars,
							except per share amounts
	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014
	05/31/16	02/29/16	11/30/15	08/31/15	05/31/15	02/28/15	11/30/14	08/31/14
	$	$	$	$	$	$	$	$
Interest and other income	18	18	12	8	4	-	-	1
Mineral property expenses	611	667	946	2,912	291	327	596	847
Loss for the period	(1,648)	(1,695)	(2,090)	(4,162)	(1,750)	(1,530)	(2,029)	(2,911)
Loss per common share – basic and diluted	(0.01)	($0.02)	(0.02)	(0.04)	(0.03)	(0.03)	(0.03)	(0.05)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition of Sunward.

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

During the first quarter of 2015, we incurred mineral property expense of $0.3 million mainly on community support and project staff salaries as our field season did not commence until early in the third quarter. During the second quarter of 2015, we incurred $0.3 million in mineral property expenses with a similar level of activities as the first quarter of 2015. We also incurred $0.7 million in professional fees during the second quarter of 2015 mainly due to the acquisition of Sunward. During the third quarter of 2015, we incurred mineral property expenses of $2.9 million as we completed our drilling program. As a result, our loss for the third quarter ended August 31, 2015 is higher compared to previous third quarter losses. Our net loss for the fourth quarter of 2015 of $2.1 million is increased from the fourth quarter net loss of 2014 of $2.0 million mainly due to higher mineral property expenses offset by a reduction in stock-based compensation.

During the first quarter of 2016, our net loss was $1.7 million, which was higher than the net loss of $1.5 million in the first quarter of 2015. The increase was primarily attributed to higher mineral property expenses for engineering work conducted at UKMP and expenditures incurred for the Titiribi mineral property. The Titiribi mineral property was acquired as part of the Sunward acquisition in the third quarter of 2015. During the second quarter of 2016, our net loss was $1.6 million, which was lower than the net loss of $1.8 million in the previous second quarter. The decrease was primarily related to lower professional fees incurred offset by higher mineral property expenses at UKMP and Titiribi mineral property. The professional fees in the second quarter of 2015 included one-time transaction costs related to the Sunward acquisition of $0.6 million.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary focus for investors in the Company.

Liquidity and capital resources

At May 31, 2016, we had $13.0 million in cash and cash equivalents. We expended $3.1 million on operating activities during the six month period ended May 31, 2016, compared with expenditures of $2.3 million for operating activities for the same period in 2015. The majority of cash spent on operating activities during both periods was expended on mineral property expenses, general and administrative, salaries and professional fees. The increase in cash spent in the six months ended May 31, 2016 compared to the corresponding period in 2015 was mainly due to higher mineral property expense for engineering studies conducted for the UKMP and expenditures incurred in Colombia offset by lower professional fees.

During the six month period ended May 31, 2016 and May 31, 2015, we received no cash from financing activities. During the six month period ended May 31, 2016, we expended $5,000 on investing activities for acquisition of equipment and $17,000 during the corresponding six month period ended May 31, 2015.

As at May 31, 2016, the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements over the next twelve months. Future financings are anticipated through equity offerings, debt financing, convertible debt, or other means, although there can be no assurance that a financing would be available on terms favorable to the Company, or at all.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at May 31, 2016 are as follows.

				in thousands of dollars,
				unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	469	469	-	-	-
Office lease	231	134	97	-	-
Total	700	603	97	-	-

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment of $0.15 million. As part of the acquisition of Sunward, the Company assumed an office space lease in Vancouver, expiring on February 28, 2017, with a remaining commitment of $0.03 million, and two office leases in Colombia, expiring on November 30, 2016 and April 30, 2017 respectively, with a total remaining commitment of $0.06 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $0.23 million.

Outstanding share data

At July 6, 2016, we had 105,168,669 common shares issued and outstanding. At July 6, 2016, we had outstanding 6,521,740 warrants with an exercise price of $1.60 each, 6,673,350 stock options with a weighted-average exercise price of $0.52, 898,576 DSUs, 400,001 RSUs, 324,820 NovaGold Arrangement Options with a weighted-average exercise price of $4.48, and 20,685 NovaGold DSUs DSUs (equivalent to 3,448 common shares) for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold Arrangement Options and NovaGold DSUs, please refer to note 6 in our May 31, 2016 interim consolidated financial statements. Upon the exercise of all of the forgoing convertible securities, the Company would be required to issue an aggregate of 119,990,604 common shares.

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

Recent accounting pronouncements

i.	Leases

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

ii.	Stock-based compensation

In March 2016, the FASB issued new guidance simplifying the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows (“ASU 2016-09”). This update is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We are in the process of analyzing the impact of this guidance on our results of operations, financial position, and disclosures.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States, Canada, and Colombia with some expenses incurred in Canadian dollars and Colombian pesos. The Company’s exposure to the Canadian dollar (“CDN”) is limited to cash of CDN$178,000, accounts receivable of CDN$29,000, deposits and prepaid amounts of CDN$147,000 and accounts payable of CDN$337,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $1,000. The Company’s exposure to the Colombian peso (“COP”) is limited to cash of COP 284 million, deposit and prepaid amounts of COP 102 million, and accounts payable of COP 46 million. Based on a 10% change in the US-COP exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $11,000.

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

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. The Company does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of our capital structure and financial leverage. Future financings may be obtained through debt financing, equity financing, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows.

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2016, a 1% change in interest rates would result in a change in net loss of $0.13 million, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and our economic viability could be affected by commodity price volatility.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2016. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None

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

Date: July 7, 2016	NOVACOPPER INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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