Form 10-Q
period 2016-08-31
Trilogy Metals Inc.
filed 2016-10-06
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2016

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______to ______

Commission File Number: 1-35447

TRILOGY METALS INC.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia	98-1006991
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization )	Identification No.)

Suite 1950, 777 Dunsmuir Street
Vancouver, British Columbia
Canada	V7Y 1K4
(Address of Principal Executive Offices)	(Zip Code)

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
Yes  [  ]  No [ X ]

As of October 6, 2016, the registrant had 105,271,984 Common Shares, no par value, outstanding.

NOVACOPPER INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy MetalsInc.
Consolidated Balance Sheets
(unaudited)

		in thousands of US dollars
	August 31, 2016	November 30, 2015
	$	$
Assets
Current assets
Cash and cash equivalents	9,227	16,064
Accounts receivable	62	39
Deposits and prepaid amounts	533	688
Current assets held for sale (note 3)	3,559	94
	13,381	16,885

Plant and equipment (note 4)	235	173
Mineral properties and development costs (note 5)	30,586	30,586
Assets held for sale (note 3)	-	3,537
	44,202	51,181
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	840	712
Current liabilities held for sale (note 3)	14	39
	854	751
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued – 105,267,504 (2015 – 104,796,421)	136,348	136,040
Warrants (note 7(d))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 7(a,b))	18,111	17,841
Contributed surplus – units (note 7(c))	1,101	1,164
Deficit	(114,499)	(106,902)
	43,348	50,430
	44,202	51,181

Commitments and contingencies (notes 5, 7, 9, 10)
Subsequent event (note 3)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.
Consolidated Statements of Loss and Comprehensive Loss
(unaudited)

	in thousands of US dollars, except share and per share amounts
	For the three months ended		For the nine months ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015
	$	$	$	$
Expenses
Amortization	17	32	59	268
Foreign exchange loss (gain)	3	36	8	8
General and administrative	311	297	1,030	1,059
Investor relations	30	10	80	20
Mineral properties expense (note 5(d))	3,077	2,771	4,067	3,389
Professional fees	84	334	430	1,180
Salaries	250	281	719	750
Salaries – stock-based compensation (note 7)	146	211	544	582
Total expenses	3,918	3,972	6,937	7,256
Other items
Interest and other income	(16)	(8)	(52)	(12)
Loss from continued operations for the period	3,902	3,964	6,885	7,244
Loss from discontinued operations for the period (note 3)	353	198	712	198
Loss and comprehensive loss for the period	4,255	4,162	7,597	7,442

Basic and diluted loss per common share	$0.04	$0.04	$0.07	$0.10
Weighted average number of common shares outstanding	105,213,320	95,102,738	105,046,854	72,201,091

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

						in thousands of US dollars, except share amounts
					Contributed	Contributed		Total
	Number of			Contributed	surplus –	surplus –		shareholders’
	shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – November 30, 2014	60,296,365	111,833	2,163	124	17,089	2,008	(97,370)	35,847
Issuance pursuant to Sunward Arrangement	43,116,312	22,851	-	-	108	-	-	22,959
Restricted Share Units to settle liability	-	-	-	-	-	183	-	183
Exercise of options	7,499	7	-	-	(7)	-	-	-
Restricted Share Units	795,368	819	-	-	-	(819)	-	-
Deferred Share Units	119,139	180	-	-	-	(180)	-	-
Stock-based compensation	-	-	-	-	456	126	-	582
Loss for the period	-	-	-	-	-	-	(7,442)	(7,442)
Balance –August 31, 2015	104,334,683	135,690	2,163	124	17,646	1,318	(104,812)	52,129

Balance – November 30, 2015	104,796,421	136,040	2,163	124	17,841	1,164	(106,902)	50,430
Restricted Share Units	108,399	34	-	-	-	(63)	-	(29)
Deferred Share Units	218,795	218	-	-	-	(218)	-	-
Exercise of options	143,889	56	-	-	(56)	-	-	-
Stock-based compensation	-	-	-	-	326	218	-	544
Loss for the period	-	-	-	-	-	-	(7,597)	(7,597)
Balance – August 31, 2016	105,267,504	136,348	2,163	124	18,111	1,101	(114,499)	43,348

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.
Consolidated Statements of Cash Flows
(unaudited)

			in thousands of US dollars
	For the three months ended		For the nine months ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015
	$	$	$	$
Cash flows used in operating activities
Loss for the period	(4,255)	(4,162)	(7,597)	(7,442)
Items not affecting cash
Amortization	48	63	154	299
Stock-based compensation	145	211	514	582
Net change in non-cash working capital
(Increase) in accounts receivable	(20)	(156)	(23)	(84)
Decrease in deposits and prepaid amounts	113	205	132	180
Increase in accounts payable and accrued liabilities	387	66	104	367
	(3,582)	(3,773)	(6,716)	(6,098)
Cash flows used in investing activities
Acquisition of plant and equipment	(116)	-	(121)	(17)
Proceeds from disposition of equipment	-	7	-	7
Cash acquired through Sunward Arrangement	-	19,399	-	19,399
	(116)	19,406	(121)	19,389
Increase (decrease) in cash and cash equivalents	(3,698)	15,633	(6,837)	13,291
Cash and cash equivalents – beginning of period	13,000	2,732	16,139	5,074
Cash and cash equivalents – end of period	9,302	18,365	9,302	18,365
Less cash and cash equivalents of discontinued operations – end of period	(75)	(222)	(75)	(222)
Cash and cash equivalents of continuing operations – end of period	9,227	18,143	9,227	18,143

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

1	Nature of operations

Trilogy Metals Inc., formerly NovaCopper Inc., (“Trilogy” or the “Company”) was incorporated as NovaCopper Inc. in British Columbia under the Business Corporations Act (BC) on April 27, 2011 and changed its name to Trilogy Metals Inc. on September 1, 2016. The Company is engaged in the exploration and development of mineral properties with a focus on the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”).

On January 11, 2010, Alaska Gold Company (“AGC”), at the time a wholly-owned subsidiary of NovaGold Resources Inc. (“NovaGold”), purchased 100% of the Ambler lands, hosting the copper-zinc-lead-gold-silver Arctic Project. The Ambler lands were acquired on October 17, 2011 by NovaCopper US Inc. (“NovaCopper US”) , doing business as Trilogy Metals US, through a purchase and sale agreement with AGC. On October 19, 2011, NovaCopper US acquired the exclusive right to explore the Bornite lands and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act (“ANCSA”) located adjacent to the Ambler lands to create the Upper Kobuk Mineral Projects (“UKMP”). On October 24, 2011, NovaGold transferred its ownership of NovaCopper US to the Company, then a wholly owned subsidiary of NovaGold, which was subsequently spun-out to NovaGold shareholders and publicly listed on April 30, 2012 (“NovaGold Arrangement”).

Where applicable, these consolidated financial statements reflect the statements of loss and comprehensive loss, and cash flows of the Arctic Project as if Trilogy had been an independent operation from inception. Prior to the acquisition in 2010, NovaGold held an initial option from 2004 to earn a 51% interest in the property which was terminated upon entering into the purchase and sale agreement. All historical spending prior to April 30, 2012 was funded by NovaGold.

On June 19, 2015, we completed the acquisition of Sunward Resources Ltd. (“Sunward”), which held 100% ownership in the Titiribi gold-copper exploration project in Colombia. On August 18, 2016, we announced the sale of Sunward Investments Ltd. (“Sunward Investments”) which was completed on September 1, 2016.

2	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Trilogy and its wholly-owned subsidiaries, NovaCopper US, Sunward Investments, and Sunward Resources Limited (“Sunward BVI”). Sunward BVI has a registered branch, Sunward Resources Sucursal Colombia, to do business in Colombia. All significant intercompany transactions are eliminated on consolidation. These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 6, 2016.

All figures are in United States dollars unless otherwise noted.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of August 31, 2016, our results of operations and cash flows for the three and nine months ended August 31, 2016 and August 31, 2015. The results of operations for the three and nine months ended August 31, 2016 are not necessarily indicative of the results to be expected for the year ending November 30, 2016.

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

Accounting standards adopted

Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which Trilogy had been classified. Upon adoption, certain financial reporting disclosures have been eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted this standard as of December 1, 2015. As a result of adopting the standard, we no longer include the cumulative during exploration stage column previously presented on our statement of loss and comprehensive loss and statement of cash flows.

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

3	Disposition of Sunward Investments Ltd.

On August 18, 2016, Trilogy announced the sale of Sunward Investments to Brazil Resources Inc. (“BRI”), a public company listed on the TSX-Venture exchange, of all of the issued and outstanding shares of Sunward Investments for consideration of 5,000,000 common shares of BRI and 1,000,000 warrants, with each warrant exercisable into one common share of BRI for a period of two years from the closing date on September 1, 2016 at an exercise price of Cdn$3.50. Sunward Investments, through a subsidiary, owns 100% of the Titiribi gold-copper exploration project located approximately 70 kilometers southwest of the city of Medellin, in Antioquia Department, Colombia. NovaCopper acquired Sunward Investments and the Titiribi project as part of its acquisition of Sunward in a business combination which closed on June 19, 2015.

Following the announcement, the Company classified the operations of Sunward Investments as discontinued operations, retrospectively.

The following assets and liabilities comprise the discontinued operations of Sunward Investments and substantially all of the Colombian segment of the Company for the periods noted.

		in thousands of dollars
	August 31, 2016	November 30, 2015
	$	$
Assets held for sale
Cash	75	75
Deposits and prepaid amounts	42	19
Plant and equipment	178	273
Mineral properties and development costs	3,264	3,264
Assets held for sale	3,559	3,631

Accounts payable and accrued liabilities	14	39
Liabilities held for sale	14	39

The following expenses comprise the discontinued operations of Sunward Investments and substantially all of the Colombian segment of the Company for the periods noted.

				in thousands of dollars
	For the three months ended		For the nine months ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
	$	$	$	$
Amortization	31	31	95	31
Foreign exchange loss (gain)	(2)	26	2	26
General and administrative	2	-	5	-
Mineral properties expense	171	141	459	141
Professional fees	151	-	151	-
Discontinued operations expense	353	198	712	198
Basic and diluted loss per share from discontinued operations	$0.00	$0.00	$0.01	$0.00

The disposal of Sunward Investments was completed on September 1, 2016, subsequent to quarter-end. The share and warrant consideration paid by BRI will be recorded at fair value as assets held for trading on September 1, 2016. The Company expects to realize a gain on the sale of Sunward Investments of approximately $4.4 million in the fourth quarter based on the fair value of the consideration received of approximately $8.1 million. The Company believes that it has sufficient tax pools to offset any taxes payable on the gain to be recognized. Also subsequent to quarter-end, Trilogy received a repayment of $0.05 million from BRI for funds advanced to Sunward Investments for payments related to ongoing operations following closing. This payment represents a portion of the cash held by the Colombian entity at closing for future operations.

As part of the acquisition of Sunward, the Company assumed two office leases in Colombia, expiring on November 30, 2016 and April 30, 2017 respectively, with a total remaining commitment of $0.06 million. The Company will no longer be responsible for the commitments under these leases as of September 1, 2016.

4	Plant and equipment

			in thousands of dollars
			August 31, 2016
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(31)	15
Leasehold improvements	32	(26)	6
Computer hardware and software	96	(81)	15
Alaska, USA
Machinery, and equipment	2,921	(2,790)	131
Vehicles	348	(280)	68
Computer hardware and software	31	(31)	-
	3,474	(3,239)	235

			in thousands of dollars
			November 30, 2015
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	46	(24)	22
Leasehold improvements	32	(20)	12
Computer hardware and software	91	(65)	26
Alaska, USA
Machinery, and equipment	2,877	(2,777)	100
Vehicles	275	(262)	13
Computer hardware and software	31	(31)	-
	3,352	(3,179)	173

5	Mineral properties and development costs

			in thousands of dollars
	November 30, 2015	Acquisitioncosts	August 31, 2016
	$	$	$
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

			in thousands of dollars
	November 30, 2014	Acquisitioncosts	November 30, 2015
	$	$	$
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586		30,586

(a)	Ambler

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

On October 19, 2011, NovaCopper US acquired the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands, and lands deeded to NANA through the ANCSA, located adjacent to the Ambler lands in Northwest Alaska. As consideration, NovaCopper US paid $4 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects through an Exploration Agreement and Option to Lease with NANA. NANA also has the right to appoint a member to Trilogy’s board of directors before April 2017. NANA has not exercised their right to appoint a board member at this time. Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after Trilogy has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the classification of land from which production originates.

(c)	Mineral properties expense

The following table summarizes mineral properties expense for the three and nine months ended August 31, 2016 and 2015.

			in thousands of dollars
	Three months ended		Nine months ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
	$	$	$	$
Alaska, USA
Community	63	56	184	165
Drilling	712	701	712	701
Engineering	191	254	410	271
Environmental	212	73	235	77
Geochemistry and geophysics	28	34	41	34
Land and permitting	113	65	322	201
Other income	(34)	(209)	(34)	(209)
Project support	1,030	1,098	1,136	1,185
Wages and benefits	762	699	1,061	964
	3,077	2,771	4,067	3,389

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to August 31, 2016 is $62.0 million and cumulative acquisition costs are $30.6 million totaling $92.6 million spent to date.

6	Accounts payable and accrued liabilities

		in thousands of dollars
	August 31, 2016	November 30, 2015
	$	$
Trade accounts payable	171	161
Accrued liabilities	589	442
Accrued salaries and vacation	80	109
Accounts payable and accrued liabilities	840	712

7	Share capital

Authorized:
    unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2014	60,296,365	111,833
Issued pursuant to the Sunward Arrangement	43,116,312	22,851
Exercise of options	7,499	7
Exercise of Sunward Arrangement Options	347,999	177
Restricted Share Units	795,368	819
Deferred Share Units	232,878	353
November 30, 2015	104,796,421	136,040
Exercise of options	143,889	56
Restricted Share Units	108,399	34
Deferred Share Units	218,795	218
August 31, 2016, issued and outstanding	105,267,504	136,348

On March 28, 2012, the shareholders of NovaGold approved the NovaGold Arrangement in which NovaGold would distribute its interest in Trilogy to its shareholders on the basis that each shareholder would receive one Common Share in Trilogy for every six shares of NovaGold. On April 30, 2012 (the "Effective Date"), NovaGold distributed 46,578,078 Common Shares in Trilogy to the shareholders of NovaGold. Trilogy also committed to issue up to 6,181,352 common shares, once vested and exercised, to satisfy holders of NovaGold warrants ("NovaGold Warrants"), performance share units ("NovaGold PSUs") and deferred share units ("NovaGold DSUs") on record as of the close of business April 27, 2012. When exercised, or in the case of NovaGold PSUs or NovaGold DSUs vested, Trilogy has committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. An amount of $12.2 million was recorded in contributed surplus representing a pro-rated amount of the historical NovaGold investment based on the fully diluted number of Common Shares at the Effective Date. Subsequent to the Effective Date, all NovaGold Warrants were exercised and all NovaGold PSUs vested. As of August 31, 2016, 20,685 NovaGold DSUs remain outstanding, which will settle upon certain directors retiring from NovaGold's board, and 324,820 NovaGold Arrangement Options remain outstanding as disclosed in note 7b.

(a)	Stock options

During the period ended August 31, 2016, 1,785,000 options (August 31, 2015 - 1,728,350 options) at a weighted-average exercise price of CAD$0.44 (August 31, 2015 - CAD$0.61) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.13.

For the nine month period ended August 31, 2016, the Company recognized a stock-based compensation charge of $0.33 million (August 31, 2015 - $0.43 million) for options previously granted to directors, employees and services providers, net of forfeitures.

The fair value of the stock options recognized in the period has been estimated using an option pricing model.

Assumptions used in the pricing model for the period are as provided below.

August 31, 2016
Risk-free interest rates	0.52%
Exercise price	CAD$0.44
Expected life	3.0years
Expected forfeiture rate	0-5%
Expected volatility	59.38%
Expected dividends	Nil

As of August 31, 2016, there were 2,346,133 non-vested options outstanding with a weighted average exercise price of $0.45; the non-vested stock option expense not yet recognized was $0.1 million, and this expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

		August 31, 2016
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	5,288,350	0.58
Granted	1,785,000	0.34
Exercise of options	(364,969)	0.39
Forfeited	(300,000)	0.70
Balance – end of period	6,408,381	0.52

The following table summarizes information about the stock options outstanding at August 31, 2016.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of price	options	to expiry	$	options	$	options
$ 0.34 to $ 0.99	6,353,381	3.77	0.51	4,007,248	3.67	2,346,133
$ 1.00 to $ 1.51	55,000	1.67	1.51	55,000	1.51	-
	6,408,381	3.75	0.52	4,062,248	3.64	2,346,133

The aggregate intrinsic value of vested share options (the market value less the exercise price) at August 31, 2016 was $0.49 million (August 31, 2015 - $0.07 million). The aggregate intrinsic value of options exercised during the nine month period ended August 31, 2016 was $0.09 million.

(b)	NovaGold Arrangement Options

Under the NovaGold arrangement, holders of NovaGold stock options received one option in the Company for every six options held in NovaGold (“NovaGold Arrangement Options”). All NovaGold Arrangement Options are vested and subject to NovaGold’s stock option plan.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		August 31, 2016
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of period	509,272	4.77
Forfeited	(14,574)	5.04
Expired	(169,878)	5.75
Balance – end of period	324,820	4.39

The following table summarizes information about the NovaGold Arrangement Options outstanding at August 31, 2016.

	Outstanding and exercisable
			Weighted average
	Number of outstanding	Weighted average years	exercise price
Range of price	and exercisable options	to expiry	$
$ 2.82 to $ 3.99	49,998	0.58	2.98
$ 4.00 to $ 5.99	258,156	0.27	4.52
$ 6.00 to $ 6.61	16,666	0.75	6.61
	324,820	0.34	4.39

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise price) at August 31, 2016 was $nil (August 31, 2015 - $nil).

(c)	Restricted Share Units and Deferred Share Units

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	-	904,603
Granted	600,000	212,768
Vested/paid	(199,999)	(218,795)
Balance – end of period	400,001	898,576

For the nine months ended August 31, 2016, Trilogy recognized a stock-based compensation charge of $0.22 million (August 31, 2015 - $0.12 million), net of forfeitures.

On December 23, 2015, 600,000 RSUs were granted to officers vesting one third immediately, one third on the first anniversary of the grant date, and one third on the second anniversary. The 199,999 vested RSUs were settled through the issuance of 108,399 shares and a cash payment of $29,000.

(d)	Share purchase warrants

A summary of the Company’s warrants and changes during the period ended is as follows:

			Weighted average
	Number of	Weighted average	exercise price
	Warrants	years to expiry	$
Balance – beginning of period	6,521,740	3.60	1.60
Balance – end of period	6,521,740	2.85	1.60

8	Financial instruments

The Company is exposed to a variety of risks arising from financial instruments. These risks and management’s objectives, policies and procedures for managing these risks are disclosed as follows:

The Company’s financial instruments consist of cash and cash equivalents, short term investments, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. All of the Company’s financial instruments are initially measured at fair value and then held at amortized cost.

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States, Canada, and, until September 1, 2016, in Colombia with some expenses incurred in Canadian dollars and Colombian pesos. The Company’s exposure to the Canadian dollar (“CDN”) is limited to cash of CDN$272,000, accounts receivable of CDN$33,000, deposits and prepaid amounts of CDN$147,000 and accounts payable of CDN$248,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $15,000. The Company’s exposure to the Colombian peso (“COP”) is limited to cash of COP 222 million, deposit and prepaid amounts of COP 121 million, and accounts payable of COP 37 million. Based on a 10% change in the US-COP exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $10,000. The Company has no exposure to the Colombian peso following the closing of the sale of Sunward Investments on September 1, 2016.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions and a Colombian financial institution. The Company’s accounts receivable consist of GST receivable from the Federal Government of Canada and other receivables for recoverable expenses. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents, and accounts receivable as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at August 31, 2016 are as follows.

in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	840	840	-	-	-
Office lease (note 9)	126	50	76	-	-
	966	890	76	-	-

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2016, a 1% change in interest rates would result in a change in net loss of $0.09 million, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

9	Commitment

The Company has commitments in respect of office leases requiring future minimum lease payments as follows:

in thousands of dollars
August 31, 2016
$
2016	50
2017	76
126

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment as at May 31, 2016 of $0.1 million. As part of the acquisition of Sunward, the Company assumed an office lease in Vancouver, expiring on February 28, 2017 with a remaining commitment of $0.03 million.

10	Contingencies

Notice of lawsuit received over alleged environmental violation

In July 2015, Sunward was notified that Luisa Maria Escobar Wolf (“Escobar-Wolf”) had filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia. Previously, on April 28, 2014, Sunward received notice that Escobar-Wolf filed an arbitral action against Sunward pursuant to the arbitration clause contained in an easement agreement under which Sunward had acquired certain land access rights at the Titiribi Project. Escobar-Wolf alleges that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and is seeking, amongst other things, damages totalling COP2,623,203,975 (approx. US$0.9 million).

Previously, during 2013, Corantioquia, the environmental agency for the Colombian State of Antioquia, investigated allegations that a local water source had been affected as a result of Sunward’s drilling activities at the Titiribi Project and on December 12, 2013, Corantioquia issued resolution No. 13128232 dismissing the allegations as the environmental agency’s internal studies showed that the water table levels are within acceptable, documented norms. The allegations made by Escobar-Wolf are the same ones Corantioquia investigated during 2013 and dismissed.  We believe that the Escobar-Wolf claim is without merit but it is too early to predict the outcome of the verbal process or the ultimate impact.

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

With the sale of Sunward Investments on September 1, 2016, the Company is no longer subject to the above contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating to anticipated activity with respect to the Ambler Mining District Industrial Access Project, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to the Company’s ability to finance its planned exploration activities at its mineral properties or to complete further exploration programs;
•	risks related to the Company’s ability to finance the development of its mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;

•	risks related to the inability to define proven and probable reserves and the year that none of the Company’s mineral properties are in production or under development;
•	uncertainties relating to the assumptions underlying the Company’s resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to uncertainty of whether there will ever be production at the Company’s mineral exploration and development properties;
•	risks related to the Company’s ability to commence production and generate material revenues or obtain adequate financing for its planned exploration and development activities;
•	risks related to lack of infrastructure, specifically a lack of road access to the UKMP site;
•	risks related to commodity price fluctuations;
•	risks related to market events and general economic conditions;
•	uncertainty of estimates of capital costs, operating costs, production and economic returns;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	the Company’s history of losses and expectation of future losses;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of the Company’s mineral deposits;
•	uncertainty related to inferred mineral resources;
•	risks related to the third parties on which the Company depends for its exploration and development activities;
•

mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

•	credit, liquidity, interest rate and currency risks;
•	uncertainty as to the Company’s ability to acquire additional commercially mineable mineral rights;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	the risk that permits and governmental approvals necessary to develop and operate mines on the Company’s properties will not be available on a timely basis or at all;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied;
•	risks related to the need for reclamation activities on the Company’s properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to the Company’s mineral properties;
•	risks related to competition in the acquisition of mineral properties;
•	risks inherent in the acquisition of new properties including unknown liabilities;
•	the Company’s need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of the directors of the Company;
•	risks related to potential future litigation;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	risks related to future sales or issuances of equity securities decreasing the value of existing common shares, diluting voting power and reducing future earnings per share;
•	uncertainty as to the volatility in the price of the Company’s shares;
•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
•	uncertainty as to the Company’s ability to maintain the adequacy of internal control over financial reporting as per the requirements of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs relating to the Dodd-Frank Act and the proposed mining property disclosure rules if adopted as proposed.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 5, 2016, filed with the Canadian securities regulatory authorities and the United States Securities and Exchange Commission (the “SEC”), and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc., formerly NovaCopper Inc., (“Trilogy”, “the Company”) is dated October 6, 2016 and provides an analysis of our unaudited interim financial results for the quarter ended August 31, 2016.

The following information should be read in conjunction with our August 31, 2016 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2015. A summary of our accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada, references to “U.S. dollars”, “$” or “US$” are to the currency of the United States and references to “Colombian pesos” or “COP” are to the currency of the Republic of Colombia.

Erin Workman, P.Geo., an employee and Director, Technical Services, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE-MKT under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. NovaCopper Inc. changed its name to Trilogy Metals Inc. on September 1, 2016.

Description of business

We are a base metals exploration company focused on exploring and developing our mineral holdings in the Ambler mining district located in Alaska, U.S.A. We conduct our Alaskan operations through a wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”), doing business as Trilogy Metals US. Our Upper Kobuk Mineral Projects, or UKMP, which we consider to be our material properties, consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project; and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project. We also previously owned, through wholly-owned subsidiaries, a 100% interest in the Titiribi gold-copper exploration project in Colombia.

Recent activities

Name Change

In September 2016, we changed our name to Trilogy Metals Inc. to better reflect our Company’s naturally diversified resource base. The UKMP is located in the Ambler mining district in northwest Alaska; a region known to host deposits rich in copper, zinc, lead, gold and silver. The Company controls the mineral rights to approximately 353,000 acres of land containing two known mineral belts, the Ambler Schist Belt and the Bornite Carbonate Sequence. The Ambler Schist Belt hosts volcanogenic massive sulphide (“VMS”) type mineralization occurring as a series of high-grade polymetallic copper-lead-zinc-gold-silver deposits along the entire 100 kilometer (70 mile) long belt. The Bornite Carbonate Sequence hosts several copper replacement targets around the Aurora and Pardner Hill prospects, in addition to an established resource identified at Bornite. Mineralization at Bornite is open to further exploration. The shareholders had previously voted in favour of the change of the Company’s name to Trilogy at our annual and special meeting of shareholders held on May 18, 2016.

Upper Kobuk Mineral Projects

In early August 2016, we wrapped up another successful season advancing the Arctic deposit towards pre-feasibility. The majority of the 2016 project budget of $5.5 million was spent completing a 3,058 metre drill program at the Arctic Project to support geotechnical, hydrological, waste rock characterization and metallurgical studies, as well as resource definition. Substantial field work was also completed to support the continuation of baseline environmental data collection. During the course of the field season, data collection was completed to support an aquatic survey, an avian and large mammal habitat survey, an archaeological survey and expansion of the wetlands delineation and surface quality work. The remaining thirty percent of the LiDAR survey (used to obtain high resolution topographic data) over the UKMP, initiated during the last field season, was completed. The site investigation work completed in 2016 will form the basis for the completion of studies this fall and a future pre-feasibility study on the Arctic deposit. Drill assay results are expected to be released during the fall of 2016.

Sale of Sunward Investments Ltd.

On September 1, 2016, Trilogy closed the sale of all of the issued and outstanding shares of Sunward Investments Ltd. (“Sunward Investments”) to Brazil Resources Inc. (“BRI”) for consideration of 5,000,000 common shares of BRI, of which 2,500,000 common shares are subject to a six month hold period, and 1,000,000 BRI warrants, with each warrant exercisable into one common share of BRI for a period of two years from the closing date at an exercise price of Cdn$3.50 for total consideration valued at approximately $8.1 million. Sunward Investments, through a subsidiary, owns 100% of the Titiribi gold-copper exploration project located approximately 70 kilometers southwest of the city of Medellin, in Antioquia Department, Colombia. Trilogy acquired Sunward Investments and the Titiribi project as part of its acquisition of Sunward in a business combination which closed on June 19, 2015.

The Company reclassified the net assets of Sunward Investments as an asset held for sale and its operations as a discontinued operation, retrospectively, in its third quarter financial statements. The Company expects to realize a gain on the sale of approximately $4.4 million in the fourth quarter of 2016.

Property review

Our principal assets, the UKMP, are located in the Ambler mining district in Northwest Alaska. The UKMP comprises approximately 352,943 acres (142,831 hectares) of mineral rights covering the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized targets within a 100 kilometer long VMS belt, are owned by NovaCopper US. The Ambler lands are located in Northwestern Alaska and consist of 112,058 acres (45,348 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

We have recorded the Ambler lands as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies. As a result of the spin-out of Trilogy from NovaGold Resources Inc. (“NovaGold”) in 2012, the consolidated financial statements have been presented under the continuity of interest basis of accounting whereby property acquisition amounts are based on the amounts originally recorded by NovaGold as if we had held the property from inception.

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

As consideration, Trilogy paid $4.0 million to NANA upon signing the NANA agreement and gave NANA the right to appoint a member to Trilogy’s board of directors before April 2017. NANA has not exercised its right to appoint a board member at this time. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after Trilogy has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and the costs incurred on the properties less $40.0 million, not to be less than zero.

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

Titiribi Project

On June 19, 2015, Trilogy completed an arrangement to acquire Sunward Resources Ltd. (“Sunward”). As a result, Trilogy, through wholly-owned subsidiaries, owned 100% of the Titiribi gold-copper exploration project located approximately 70 kilometers southwest of the city of Medellin, in Antioquia Department, Colombia. The Titiribi project’s principal mining title is concession 5085, which was created by the consolidation of five concessions and four exploration licenses. This concession, comprising of an area of 3,919 hectares, was registered with the National Mining Registry on April 18, 2013 and expires in 2043.

Following the announcement of the sale of Sunward Investments (see “Recent Developments – Sale of Sunward Investments Ltd.”), and its ownership of the Titiribi project, we have accounted for it as an asset held for sale and a discontinued operation. The results below have been adjusted retrospectively for the treatment as a discontinued operation.

Summary of results

in thousands of dollars, except for per share amounts
Selected financial results	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	August 31, 2016	August 31,	August 31,	August 31,
		$2015	2016	2015
		$	$	$
Amortization	17	32	59	268
General and administrative	311	297	1,030	1,059
Mineral properties expense	3,077	2,771	4,067	3,389
Professional fees	84	334	430	1,180
Salaries	250	281	719	750
Salaries – stock-based compensation	146	211	544	582
Loss from continued operations for the period	3,902	3,964	6,885	7,244
Loss from discontinued operations for the period	353	198	712	198
Loss and comprehensive loss for the period	4,255	4,162	7,597	7,442
Basic and diluted loss per common share	$0.04	$0.04	$0.07	$0.10

For the three months ended August 31, 2016, Trilogy reported a net loss of $4.3 million (or $0.04 basic and diluted loss per common share) compared to a net loss of $4.2 million for the corresponding period in 2015 (or $0.04 basic and diluted loss per common share). For the three months ended August 31, 2016, Trilogy reported a net loss from continuing operations of $3.9 million compared to a net loss of $4.0 million for the corresponding period in 2015. This variance was primarily due to a decrease in professional fees offset by an increase in mineral properties expense. We incurred $0.1 million in professional fees for the three months ended August 31, 2016 compared to $0.3 million for the three months ended August 31, 2015. The significant decrease in professional fees in 2016 is related to the one time transaction costs of $0.6 million incurred in 2015 for the acquisition of Sunward which was accounted for as a business combination. Additional professional fees of $0.1 million related to the sale of Sunward Investments are included in the loss from discontinued operations for the three months ended August 31, 2016. We incurred $3.1 million in mineral properties expense for the three months ended August 31, 2016 compared to $2.8 million for the three months ended August 31, 2015. The increase in mineral property expenses in 2016 is related to higher mining claim maintenance fees, additional environmental field programs conducted during the 2016 program and temporary geology consultants hired for the UKMP.

For the nine months ended August 31, 2016, Trilogy reported a net loss of $7.6 million (or $0.07 basic and diluted loss per common share) which was commensurate with the net loss of $7.4 million incurred for the corresponding period in 2015 (or $0.10 basic and diluted loss per common share). For the nine months ended August 31, 2016, Trilogy reported a net loss from continued operations of $6.9 million compared to a net loss of $7.2 million for the corresponding period in 2015. The increase in mineral property expenses of $0.7 million was offset by a decrease in professional fees of $0.8 million and amortization of $0.2 million. The increase in mineral property expenses to $4.1 million in 2016 compared to $3.4 million in 2015 was attributed to higher costs incurred at the UKMP of $0.2 million for additional environmental studies, $0.1 million for waste characterization and geotechnical work, and $0.1 million in higher claim fees and $0.1 million in additional consultants and personnel costs. The reduction of $0.8 million in professional fees was due to transaction costs incurred of $0.6 million in 2015 for the Sunward acquisition offset against higher professional fees incurred in 2016 for other corporate matters. Amortization expense decreased due to the timing of capital asset purchases. The increase in loss from discontinued operations from $0.2 million for the nine months ended August 31, 2015 to $0.7 million for the nine months ended August 31, 2016 is mainly related to the timing of the acquisition of the Titiribi project in June 2015. In 2016, there were nine months of mineral property expenses incurred compared to two months in the earlier period. Additionally, $0.1 million in professional fees were incurred in 2016 related to the sale of Sunward Investments which forms part of the loss from discontinued operations.

Other differences in the nine months ended August 31, 2016 compared to the nine months ended August 31, 2015 resulted from a decrease in salaries, stock-based compensation and general and administrative expenses offset by an increase in the activity level of investor relations. The decrease in salaries, stock-based compensation and general and administrative expenses was due mainly to continued favorable foreign exchange rates of the U.S. dollar against the Canadian dollar in 2016 compared to the first nine months of 2015. The majority of these expenses are incurred in Canadian dollars. The increase in investor relations of $0.1 million was due to increased marketing activity and conference attendance by Trilogy.

Selected financial data

Quarterly information

in thousands of dollars, except per share amounts
	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014
	05/31/16	05/31/16	02/29/16	11/30/15	08/31/15	05/31/15	02/28/15	11/30/14
	$	$	$	$	$	$	$	$
Interest and other income	16	18	18	12	8	4	-	-
Mineral property expenses	3,077	458	532	779	2,771	291	327	596
Loss from discontinued operations for the period	(353)	(187)	(172)	(200)	(198)	-	-	-
Loss for the period	(4,255)	(1,648)	(1,695)	(2,090)	(4,162)	(1,750)	(1,530)	(2,029)
Loss per common share – basic and diluted	(0.04)	(0.01)	($0.02)	(0.02)	(0.04)	(0.03)	(0.03)	(0.03)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition of Sunward in Q3 2015 as well as the reclassification of Sunward Investments as a discontinued operation in Q3 2016. Prior periods have been restated for the reclassification of Sunward Investments to a discontinued operation in the third quarter of 2016.

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

During the first quarter of 2016, our net loss was $1.7 million, which was higher than the net loss of $1.5 million in the first quarter of 2015. The increase was primarily attributed to higher mineral property expenses for engineering work conducted at UKMP and expenditures incurred for the Titiribi mineral property. During the second quarter of 2016, our net loss was $1.6 million, which was lower than the net loss of $1.8 million in the previous second quarter. The decrease was primarily related to lower professional fees incurred offset by higher mineral property expenses at UKMP and the Titiribi property. The professional fees in the second quarter of 2015 included one-time transaction costs related to the Sunward acquisition of $0.6 million. During the third quarter of 2016, mineral property expenses of $3.1 million were due to the field program completed during the quarter. Additionally the loss from discontinued operations in the period included a one-time charge of $0.1 million in professional fees associated with selling of Sunward Investments.

Our properties are not yet in production; consequently, we believe that our loss (and consequent loss per common share) is not a primary focus for investors in the Company.

Liquidity and capital resources

At August 31, 2016, we had $9.2 million in cash and cash equivalents. We expended $6.7 million on operating activities during the nine month period ended August 31, 2016, compared with expenditures of $6.1 million for operating activities for the same period in 2015. The majority of cash spent on operating activities during both periods was expended on mineral property expenses, general and administrative costs and salaries. The increase in cash spent in the nine months ended August 31, 2016 compared to the corresponding period in 2015 was mainly due to higher mineral property expense for environmental and engineering studies conducted for the UKMP and expenditures incurred in Colombia offset by significantly lower professional fees due to the acquisition of Sunward in 2015.

During the nine month periods ended August 31, 2016 and August 31, 2015, we received no cash from financing activities. During the nine month period ended August 31, 2016, we expended $121,000 on investing activities for acquisition of equipment and $17,000 during the corresponding nine month period ended August 31, 2015.

As at August 31, 2016, the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements over the next twelve months. Future financings are anticipated through equity offerings, debt financing, sale of investments, convertible debt, or other means, although there can be no assurance that a financing would be available on terms favorable to the Company, or at all.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at August 31, 2016 are as follows.

in thousands of dollars, unless otherwise specified
	Total	< 1 Year	1–3 Years	3–5 Years	> 5 Years
	$	$	$	$	$
Accounts payable and accrued liabilities	840	840	-	-	-
Office lease	126	50	76	-	-
Total	966	890	76	-	-

On January 25, 2013, we entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment as at August 31, 2016 of $0.1 million. As part of the acquisition of Sunward, we assumed an office lease in Vancouver, expiring on February 28, 2017 with a remaining commitment of $0.03 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $0.12 million.

Outstanding share data

At October 6, 2016, we had 105,271,984 common shares issued and outstanding. At October 6, 2016, we had outstanding 6,521,740 warrants with an exercise price of $1.60 each, 6,185,027 stock options with a weighted-average exercise price of $0.52, 925,390 DSUs, 400,001 RSUs, 324,820 NovaGold Arrangement Options with a weighted-average exercise price of $4.38, and 20,685 NovaGold DSUs (equivalent to 3,448 common shares) for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold Arrangement Options and NovaGold DSUs, please refer to note 7 in our August 31, 2016 interim consolidated financial statements. Upon the exercise of all of the forgoing convertible securities, the Company would be required to issue an aggregate of 14,356,978 common shares.

Accounting standards adopted

Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which Trilogy had been classified. Upon adoption, certain financial reporting disclosures have been eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted this standard as of December 1, 2015. As a result of adopting the standard, we no longer include the cumulative during exploration stage column previously presented on our statement of loss and comprehensive loss and statement of cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments are exposed to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk. Our financial instruments consist of cash and cash equivalents, short term investments, accounts receivable, deposits, and accounts payable and accrued liabilities. Our instruments are held in the normal course to meet daily operating and cash flow needs of the business. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. All of our financial instruments are initially measured at fair value and then held at amortized cost.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States, Canada, and, until September 1, 2016, in Colombia with some expenses incurred in Canadian dollars and Colombian pesos. The Company’s exposure to the Canadian dollar is limited to cash of CDN$272,000, accounts receivable of CDN$33,000, deposits and prepaid amounts of CDN$147,000 and accounts payable of CDN$248,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $15,000. The Company’s exposure to the Colombian peso is limited to cash of COP 222 million, deposit and prepaid amounts of COP 121 million, and accounts payable of COP 37 million. Based on a 10% change in the US-COP exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $10,000. The Company has no exposure to the Colombian peso following the closing of the sale of Sunward Investments on September 1, 2016.

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

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. The Company does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of our capital structure and financial leverage. Future financings may be obtained through debt financing, equity financing, sale of investments, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows.

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2016, a 1% change in interest rates would result in a change in net loss of $0.09 million, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and our economic viability could be affected by commodity price volatility.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2016. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation. As disclosed previously in our 10-Q for the quarter ended August 31, 2015 and under Part I -Item 1, Sunward was notified that Luisa Maria Escobar Wolf has filed a lawsuit in the Fifth Court of Orality of Circuit of Medellin, Colombia to advance a verbal process. We do not consider this to be a material litigation. With the sale of Sunward Investments on September 1, 2016, we are no longer party to this litigation.

Item 1A. Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 5, 2016 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.novacopper.com.

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

Date: October 6, 2016	TRILOGY METALS INC.

By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement for the Purchase of all the Shares of Sunward Investments Limited dated August 17, 2016 between NovaCopper Inc. and Brazil Resources Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 2, 2016)*
3.1	Certificate of Incorporation, as amended by the Certificate of Name Change
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601 (b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

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