Form 10-K
period 2016-11-30
Trilogy Metals Inc.
filed 2017-02-03
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As at May 31, 2016, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $30.1 million. As of February 2, 2017, the registrant had 105,501,761 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2017, in connection with the registrant’s 2017 annual meeting of stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TRILOGY METALS INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Trilogy” refer to Trilogy Metals Inc., formerly NovaCopper Inc. (“NovaCopper”), a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2016.

CURRENCY

All dollar amounts are in United States currency unless otherwise stated. References to C$ or CDN$ refer to Canadian currency, $ or US$ to United States currency, and references to “Colombian pesos” or “COP” are to the currency of the Republic of Colombia. All dollar amounts are expressed in dollars, unless otherwise stated.

FORWARD-LOOKING STATEMENTS

The information discussed in this annual report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and applicable Canadian securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating anticipated activity with respect to the Ambler Mining District Industrial Access Project (“AMDIAP”), the Company’s plans and expectations relating to the Upper Kobuk Mineral Projects, completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves;

•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;

•	none of the Company’s mineral properties are in production or are under development;

•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

•	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority (“AIDEA”) will build the AMDIAP;

•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;

•	uncertainty as to estimates of capital costs, operating costs, production and economic returns;

•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;

•	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares (“Common Shares”), diluting voting power and reducing future earnings per share;

•	risks related to market events and general economic conditions;

•	uncertainty related to inferred mineral resources;

•	uncertainty related to the economic projections contained herein derived from the Preliminary Economic Assessment titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska” dated effective September 12, 2013 (the “PEA”);

•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;

•	commodity price fluctuations;

•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of its control;

•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

•	uncertainty related to title to our mineral properties;

•	our history of losses and expectation of future losses;

•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

•	our need to attract and retain qualified management and technical personnel;

•	risks related to conflicts of interests of some of our directors;

•	risks related to potential future litigation;

•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;

•	risks related to global climate change;

•	risks related to adverse publicity from non-governmental organizations;

•	uncertainty as to the volatility in the price of the Company’s shares;

•	the Company’s expectation of not paying cash dividends;

•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;

•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”); and

•	increased regulatory compliance costs, associated with rules and regulations promulgated by the SEC, Canadian Securities Administrators, the NYSE-MKT, the TSX, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

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

“Zn” is the chemical symbol for zinc.

CIM Definition Standards, adopted by CIM Council on May 10, 20141:

“feasibility study means a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of applicable modifying factors together with any other relevant operational factors and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that the extraction is reasonably justified (economically mineable). The results of the study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project. The confidence level of the study will be higher than that of a pre-feasibility study.

“indicated mineral resource” means that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with sufficient confidence to allow the application of modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Geological evidence is derived from adequately detailed and reliable exploration, sampling and testing and is sufficient to assume geological and grade or quality continuity between points of observation. An indicated mineral resource has a lower level of confidence than that applying to a measured mineral resource and may only be converted to a probable mineral reserve.

“inferred mineral resource” means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply but not verify geological and grade or quality continuity. An inferred mineral resource has a lower level of confidence than that applied to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to indicated mineral resources with continued exploration.

“measured mineral resource” means that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with confidence sufficient to allow the application of modifying factors to support detailed mine planning and final evaluation of the economic viability of the deposit. Geological evidence is derived from detailed and reliable exploration, sampling and testing and is sufficient to confirm geological and grade or quality continuity between points of observation. A measured mineral resource has a higher level of confidence than that applying to either an indicated mineral resource or an inferred mineral resource. It may be converted to a proven mineral reserve or to a probable mineral reserve.

“mineral reserve” means the economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of modifying factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. It is important that, in all situations where the reference point is different, such as for a saleable product, a clarifying statement is included to ensure that the reader is fully informed as to what is being reported. The public disclosure of a mineral reserve must be demonstrated by a pre-feasibility or feasibility study.

“mineral resource” means a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geologic characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.

(1)	NI 43-101 refers to CIM Definition Standards with respect to the definitions of “feasibility study”, “indicated mineral resource”, “inferred mineral resource”, “measured mineral resource”, “mineral reserve”, “mineral resource”, “modifying factors”, “pre-feasibility study”, “probable mineral reserve” and “proven mineral reserve.” The CIM Definition Standards, adopted by CIM council on May 10, 2014, were the relevant standards in effect at the time of the preparation of the current Bornite Report (defined herein).

“modifying factors” means the considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors.

“pre-feasibility study (preliminary feasibility study)” means a comprehensive study or a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a preferred mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, is established and an effective method of mineral processing is determined. It includes a financial analysis based on reasonable assumptions on the modifying factors and the evaluation of any other relevant factors which are sufficient for a Qualified Person, acting reasonably, to determine if all or part of the mineral resource many be converted to a mineral reserve at the time of reporting. A pre-feasibility study is at a lower confidence level than a feasibility study.

“probable mineral reserve” means the economically mineable part of an indicated, and in some circumstances, a measured mineral resource. The confidence in the modifying factors applying to a probable mineral reserve is lower than that applying to a proven mineral reserve.

“proven mineral reserve” means the economically mineable part of a measured mineral resource. A proven mineral reserve implies a high degree of confidence in the modifying factors.

CIM Definition Standards, adopted by CIM Council on November 27, 20102:

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

(2)	NI 43-101 refers to CIM Definition Standards with respect to the definitions of “indicated mineral resource”, “inferred mineral resource”, “measured mineral resource”, “mineral reserve”, “mineral resource”, “probable mineral reserve” and “proven mineral reserve.” The CIM Definition Standards, adopted by CIM council on November 27, 2010, were the relevant standards in effect at the time of the preparation of the Arctic Project PEA (defined herein).

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

Our principal business is the exploration and development of our Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or “UKMP Projects”) located in the Ambler mining district in Northwest Alaska, United States, comprising the (i) Arctic Project, which contains a high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit (“Arctic Project”); and (ii) Bornite Project, which contains a carbonate-hosted copper deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing our projects through technical, engineering and feasibility studies so that production decisions can be made on those projects. Our UKMP Projects are held by a wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”) (dba Trilogy Metals US), registered to do business in the State of Alaska.

Name, Address and Incorporation

Trilogy Metals Inc. was incorporated on April 27, 2011 under the name NovaCopper Inc. pursuant to the terms of the Business Corporations Act (British Columbia) (“BCBCA”). NovaCopper Inc. changed its name to Trilogy Metals Inc. on September 1, 2016 to better reflect its diversified metals resource base. Our registered office is located at Suite 2600, Three Bentall Centre, 595 Burrard Street, Vancouver, British Columbia, Canada, and our executive office is located at Suite 1950, 777 Dunsmuir Street, Vancouver, British Columbia, Canada.

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiary at November 30, 2016. All ownership is 100%.

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

Trilogy’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration of the Bornite Project and through the pursuit of similarly attractive mining projects. We plan to:

•	advance the Arctic Project towards development with key activities including increased definition of the NI 43-101 mineral resources, technical studies to support completion of a pre-feasibility or feasibility study, and the advancement of baseline environmental studies;

•	advance exploration in the Ambler mining district and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and

•	pursue project level or corporate transactions that are value accretive.

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

Significant Developments in 2016

•	On April 19, 2016, we released an updated resource estimate on the Bornite Project and on May 16, 2016 filed the NI 43-101 compliant Bornite Report (as defined herein). Shallow mineralization located in the Ruby Creek Zones, in the Upper and Lower Reefs are reported within a resource limiting pit shell. Indicated in-pit resources at the Bornite deposit at a 0.50% copper cutoff are 40.5 million tonnes at 1.02% copper grade. Inferred in-pit resources at the Bornite deposit at a 0.50% copper cutoff are 84.1 million tonnes at 0.95% copper grade. In addition to the in-pit resources, Inferred below pit resources at the Bornite deposit are reported (at an elevated 1.5% copper cutoff) as 57.8 million tonnes at 2.89% copper grade. Contained copper in Indicated Resources has increased from 334 to 913 million pounds constituting a 173% increase in contained metal. Total contained copper in Inferred Resources has decreased from 5,696 to 5,450 million pounds (1,768Mlbs in-pit and 3,683Mlbs below-pit) which constitutes a 4% decrease in contained metal due principally to moving in-pit Inferred Resources to the Indicated category. The update incorporated a new 3D lithology, alteration and structural model for the Bornite deposit, as well as results from previously un-sampled or partially sampled historical Kennecott drill core. Inferred resources have a great amount of uncertainty as to their existence and whether they can be mined legally or economically. It cannot be assumed that all or any part of the Inferred resources will ever be upgraded to a higher category. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors.”

•	On August 18, 2016, we announced the sale of our wholly-owned subsidiary Sunward Investments Ltd. (“Sunward Investments”) which indirectly owns the Titiribi property, located in Antioquia Province of Colombia, to Brazil Resources Inc. (“BRI”) in exchange for 5 million common shares of BRI and 1 million warrants. Each warrant is exercisable into one common share of BRI at a price of C$3.50 per BRI common share until September 1, 2018. On September 1, 2016, the close of the transaction, the consideration was valued at $8.2 million.

•	On September 8, 2016, the change of our name to Trilogy Metals Inc., which was previously approved by our shareholders, became effective and our shares began trading on the TSX and the NYSE-MKT under the new name and symbol “TMQ”. We changed our name to Trilogy to better reflect the diversity of minerals at our UKMP Projects.

•	On October 27, 2016, we released the drill results from the safe and successful 2016 summer field program for the Arctic Project. We completed thirteen diamond drill holes for a total of 3,058 meters of core. The 2016 drill program was designed to collect data for geotechnical, hydrological, waste rock characterization and metallurgical studies as well as further resource definition. Three drill holes representing 822 meters drilled were designed to collect geotechnical and hydrological data within the proposed Arctic open-pit. Four drill holes representing 1,030 meters drilled were designed to collect metallurgical samples, specifically targeting material within the initial production years of the Arctic open-pit. Six drill holes representing 1,206 meters drilled were designed to evaluate vertical and lateral continuity of the high grade polymetallic copper, gold, silver, lead, and zinc mineralization, and support upgrading of Inferred resources to Measured and Indicated resource classification within the area of the proposed Arctic open-pit. We were pleased to announce that all six infill holes encountered mineralized intervals consistent with previous drilling conducted within the resource area on the property. The updated geology domains and drill data will be incorporated into an updated resource estimate that will support a future pre-feasibility study. In addition to the drill program, we conducted an aquatics survey, avian survey, habitat survey, archaeological survey, and wetlands delineation survey, and continued ongoing baseline environmental data collection and acid-base-accounting/metal leaching sampling. The LiDAR survey that was incomplete last year due to weather conditions was also completed during the summer field program.

Significant Developments in 2015

•	On June 19, 2015, we announced the completion of a Plan of Arrangement (the “Arrangement”) with Sunward Resources Ltd. (“Sunward”), a publicly listed company on the TSX, resulting in the acquisition of Sunward by Trilogy. Under the terms of the Arrangement, Sunward shareholders received 0.3 of a Trilogy Common Share for each Sunward common share held resulting in the Company issuing approximately 43.1 million Common Shares to Sunward shareholders and Sunward directors holding Sunward deferred share units. Each Sunward stock option outstanding was exchanged for a fully-vested option to purchase Trilogy Common Shares (a “Sunward Arrangement Option”) for a period of 90 days, with the number of shares issuable and exercise price adjusted based on an exchange ratio of 0.3. A total of 2,505,000 Sunward Arrangement Options were issued to holders of Sunward stock options at closing.

•	On October 21, 2015, we announced the drill results from our 2015 summer field program for the Arctic Project. In total, fourteen diamond drill holes were completed amounting to a total of 3,056 meters drilled. In addition to the twelve resource estimation drill holes, two drill holes, representing 631 meters drilled, were completed to support preliminary rock mechanics and geotechnical studies and a hydrogeological assessment of the proposed Arctic open-pit. All fourteen drill holes encountered mineralized intervals, defined as a minimum of 1.0 meter copper interval with average grade >0.7% copper.

•	On October 22, 2015, we announced that Alaska’s Governor has authorized AIDEA to begin the environmental impact statement (“EIS”) process on AMDIAP, formerly known as the Ambler Mining District Industrial Access Road.

Significant Developments in 2014

•	On March 18, 2014, Trilogy reported an updated NI 43-101 resource estimate for the Bornite Project in a report entitled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA”, dated effective April 1, 2014, which updated the resource estimate previously released on February 5, 2013. At the base case 0.5% copper cut-off grade, the Bornite Project was estimated to contain in-pit Indicated Resources of 14.1 million tonnes of 1.08% Cu or 334 million pounds of contained copper. At the base case 0.5% copper cut-off grade, the Bornite Project was estimated to contain in-pit Inferred Resources of 109.6 million tonnes of 0.94% Cu or 2,259 million pounds of contained copper. Resources were stated as potentially being economically viable in an open-pit mining scenario based on a projected metal price of $3.00 per pound copper, total site operating costs of $18.00 per tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees. At the base case 1.5% copper cut-off grade, the Bornite Project was estimated to contain below-pit Inferred Resources of 55.6 million tonnes of 2.81% Cu or 3,437 million pounds of contained copper. Inferred resources were stated as potentially being economically viable in an underground mining scenario based on a projected metal price of $3.00 per pound copper, total site operating costs of $66.00 per tonne and an average metallurgical recovery of 87%. Inferred resources have a great amount of uncertainty as to their existence and whether they can be mined legally or economically. It cannot be assumed that all or any part of the Inferred resources will ever be upgraded to a higher category. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors.”

•	On July 7, 2014, we announced the completion of a non-brokered private placement of approximately $7.5 million in units to existing shareholders. Each unit was priced at $1.15 per unit and consisted of one Common Share and one Common share purchase warrant. Each common share purchase warrant entitles the holders to purchase one Common Share at a price of $1.60 per share for a period of five years from the closing date. Net proceeds from the private placement were $7.2 million. The gross proceeds raised were allocated for the 12 months following closing to fund $2.7 million on program expenditures, $4.0 million on general and administrative expenses including costs associated with the offering, and $0.8 million on one-time expenses incurred in reducing annual general and administrative expenses.

•	On August 15, 2014, we announced the departure of our Senior VP Exploration, VP Human Resources and Workforce Development, and VP Corporate Communications from our senior management team to reduce our general and administrative expenses.

•	On October 28, 2014, we announced the results of our 2014 re-logging and re-sampling program at the Bornite Project. During the 2014 field season, we re-logged the geology and re-sampled approximately 13,000 meters in 37 historical drill holes, originally drilled by Kennecott on the Bornite Project between 1959 and 1976, and submitted the samples for a complete 42 element Induced Coupled Plasma analysis. Of the 37 historic drill holes sampled, 5 holes had intervals of copper grading more than 0.5% copper, and 21 holes contained mineralization grading more than 0.2% copper.

History of Trilogy

Spin-Out

We were formerly a wholly-owned subsidiary of NovaGold Resources Inc. (“NovaGold”). At a special meeting of securityholders of NovaGold held on March 28, 2012, the securityholders voted in favour of a special resolution approving the distribution of Common Shares of Trilogy to the shareholders of NovaGold as a return of capital through a statutory Plan of Arrangement under the Companies Act (Nova Scotia).

On April 30, 2012, all of the outstanding Trilogy Common Shares were distributed to shareholders of NovaGold such that each NovaGold shareholder of record at the close of business on April 27, 2012 received one Trilogy Common Share for every six common shares in the capital of NovaGold held at that time. The Trilogy Common Shares were listed and posted for trading on the TSX and on the NYSE-MKT under its previous symbol, NCQ, and former name, NovaCopper, on April 25, 2012.

Name Change

We changed our corporate name to Trilogy Metals Inc. from NovaCopper Inc. in 2016 to better reflect the diversity of minerals at our UKMP Projects. On September 8, 2016, upon the opening of the markets our shares began trading on the TSX and the NYSE-MKT under the symbol “TMQ”.

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

The NANA Agreement grants NovaCopper US the nonexclusive right to enter on, and the exclusive right to explore, the Bornite lands and the Alaska Native Claims Settlement Act (“ANCSA”) lands (each as defined in the NANA Agreement) and in connection therewith, to construct and utilize temporary access roads, camps, airstrips and other incidental works. In consideration for this right, NovaCopper US paid to NANA $4 million in cash. NovaCopper US is also required to make payments to NANA for scholarship purposes in accordance with the terms of the NANA Agreement. NovaCopper US has further agreed to use reasonable commercial efforts to train and employ NANA shareholders to perform work for NovaCopper US in connection with its operations on the Bornite lands, ANCSA lands and Ambler lands (as defined in the NANA Agreement) (collectively, the “Lands”). Under the NANA Agreement, NANA also has the right to appoint a board member to Trilogy’s Board within a five year period following our public listing on a stock exchange.

The NANA Agreement has a term of 20 years, with an option in favour of NovaCopper US to extend the term for an additional 10 years. The NANA Agreement may be terminated by mutual agreement of the parties or by NANA if NovaCopper US does not meet certain expenditure requirements on the Bornite lands and ANCSA lands.

If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, we decide to proceed with construction of a mine on the Lands, NovaCopper US will notify NANA in writing and NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire an undivided ownership interest between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by NovaCopper US from such project (following the recoupment by NovaCopper US of all costs incurred, including operating, capital and carrying costs). The cost to exercise such back-in-right is equal to the percentage interest in the project multiplied by the difference between (i) all costs incurred by NovaCopper US or its affiliates on the project, including historical costs incurred prior to the date of the NANA Agreement together with interest on the costs; and (ii) $40 million (subject to exceptions). This amount will be payable by NANA to NovaCopper US in cash at the time the parties enter into a joint venture agreement and in no event will the amount be less than zero.

In the event that NANA elects to exercise its back-in-right, the parties will as soon as reasonably practicable form a joint venture, with NANA’s interest being between 16% to 25% and NovaCopper US owning the balance of the interest in the joint venture. Upon formation of the joint venture, the joint venture will assume all of the obligations of NovaCopper US and be entitled to all the benefits of NovaCopper US under the NANA Agreement in connection with the mine to be developed and the related Lands. A party’s failure to pay its proportionate share of costs in connection with the joint venture will result in dilution of its interest. Each party will have a right of first refusal over any proposed transfer of the other party’s interest in the joint venture other than to an affiliate or for the purposes of granting security. A transfer by either party of any net proceeds royalty interest in a project other than for financing purposes will also be subject to a first right of refusal. A transfer of NANA’s net smelter return on the Lands is subject to a first right of refusal by NovaCopper US.

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

We have formed an oversight committee with NANA, which consists of four representatives from each of Trilogy and NANA (the “Oversight Committee”). The Oversight Committee is responsible for certain planning and oversight matters carried out by us under the NANA Agreement. The planning and oversight matters that are the subject of the NANA Agreement will be determined by majority vote. The representatives of each of Trilogy and NANA attending a meeting will have one vote in the aggregate and in the event of a tie, the Trilogy representatives jointly shall have a deciding vote on all matters other than Subsistence Matters, as that term is defined in the NANA Agreement. There shall be no deciding vote on Subsistence Matters and we may not proceed with such matters unless approved by majority vote of the Oversight Committee or with the consent of NANA, such consent not to be unreasonably withheld or delayed.

Principal Markets

We do not currently have a principal market. Our principal objective is to become a producer of copper.

Specialized Skill and Knowledge

All aspects of our business require specialized skills and knowledge. Such skills and knowledge include the areas of geology, mining and accounting. See “Executive Officers of Trilogy” for details as to the specific skills and knowledge of our directors and management.

Environmental Protection

Mining is an extractive industry that impacts the environment. Our goal is to evaluate ways to minimize that impact and to develop safe, responsible and profitable operations by developing natural resources for the benefit of our employees, shareholders and communities and maintain high standards for environmental performance at our UKMP Projects. We strive to meet or exceed environmental standards at our UKMP Projects. One way we do this is through collaborations with local communities in Alaska, including Native Alaskan groups. Our environmental performance will be overseen at the Board level and environmental performance is the responsibility of the project manager.

•	All new activities and operations will be managed for compliance with applicable laws and regulations. In the absence of regulation, best management practices will be applied to manage environmental risk.

•	We will strive to limit releases to the air, land or water and appropriately treat and dispose of waste.

See “Arctic Project – Environmental Considerations.”

Employees

As of November 30, 2016, we had 7 full-time employees, all of whom were employed at our executive office in Vancouver, BC. The number of individuals employed by us fluctuates throughout the year depending on the season; however, during 2016, we had, on average, 15 employees working for us. We have entered into executive employment agreements with two individuals, the CEO and CFO.

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

Executive Officers of Trilogy

As of November 30, 2016, we had two executive officers, namely Rick Van Nieuwenhuyse and Elaine Sanders. The following information is presented as of November 30, 2016.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Rick Van Nieuwenhuyse British Columbia, Canada Director, President and Chief Executive Officer	61	April 29, 2011(1)	Chief Executive Officer of Trilogy (2011 – present); Former President and Chief Executive Officer of NovaGold

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	47	January 30, 2012(2)	VP and Chief Financial Officer of Trilogy (2012 – present); Corporate Secretary of Trilogy (2011 – present); Vice President, Chief Financial Officer and Corporate Secretary of NovaGold (2011 – 2012); and Vice President Finance of NovaGold (2006 – 2011).

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

Available Information

We make available, free of charge, on or through our website, at www.trilogymetals.com our annual report on Form 10-K, which includes our audited financial statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. You may read and copy any materials filed with the SEC free of charge at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549 and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information at http://www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this annual report on Form 10-K.

Item 1A.	RISK FACTORS

Investing in our securities is speculative and involves a high degree of risk due to the nature of our business and the present stage of exploration of our mineral properties. The following risk factors, as well as risks currently unknown to us, could materially adversely affect our future business, operations and financial condition and could cause them to differ materially from the estimates described in forward-looking information relating to Trilogy, or our business, property or financial results, each of which could cause purchasers of securities to lose all or part of their investments.

We have not defined any proven or probable reserves and none of our mineral properties are in production or under development.

We have no history of commercially producing precious or base metals and all of our properties are in the exploration stage. We have not defined or delineated any measured mineral resources or proven or probable reserves on our Upper Kobuk Mineral Projects. Mineral exploration involves significant risk, since few properties that are explored contain bodies of ore that would be commercially economic to develop into producing mines. We cannot assure you that we will establish the presence of any measured resources, or proven or probable reserves at the Upper Kobuk Mineral Projects, or any other properties. The failure to establish measured mineral resources, or proven or probable reserves, would severely restrict our ability to implement our strategies for long-term growth.

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

If the development of one of our projects is found to be economically feasible and approved by our Board, such development will require obtaining permits and financing, the construction and operation of mines, processing plants and related infrastructure, including road access. As a result, we are and will continue to be subject to all of the risks associated with establishing new mining operations, including:

•	the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;

•	the availability and cost of skilled labor and mining equipment;

•	the availability and cost of appropriate smelting and refining arrangements;

•	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;

•	the availability of funds to finance construction and development activities;

•	potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent development activities; and

•	potential increases in construction and operating costs due to changes in the cost of fuel, power, materials and supplies.

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

We cannot provide assurances that the proposed AMDIAP that would provide access to the Ambler mining district will be permitted or built, that it will be built in a timely manner, that the cost of accessing the proposed road will be reasonable, that it will be built in the manner contemplated, or that it will sufficiently satisfy the requirements of the Upper Kobuk Mineral Projects. In addition, successful development of the Upper Kobuk Mineral Projects will require the development of the necessary infrastructure. If adequate infrastructure is not available in a timely manner, there can be no assurance that:

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

We have a very limited history of operations and to date have generated no revenue from mining operations. As such, we are subject to many risks common to such enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of significant revenues. There is no assurance that the Upper Kobuk Mineral Projects, or any other future projects will be commercially mineable, and we may never generate revenues from our mining operations.

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

The development and operation of a mine is inherently dangerous and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome, including:

•	unusual or unexpected geological formations;

•	metallurgical and other processing problems;

•	metal losses;

•	environmental hazards;

•	power outages;

•	labor disruptions;

•	industrial accidents;

•	periodic interruptions due to inclement or hazardous weather conditions;

•	flooding, explosions, fire, rockbursts, cave-ins and landslides;

•	mechanical equipment and facility performance problems; and

•	the availability of materials and equipment.

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

We are subject to significant governmental regulations.

Our exploration activities are subject to extensive federal, state, provincial and local laws and regulations governing various matters, including:

•	environmental protection;

•	the management and use of toxic substances and explosives;

•	the management of natural resources;

•	the exploration and development of mineral properties, including reclamation;

•	exports;

•	price controls;

•	taxation and mining royalties;

•	management of tailing and other waste generated by operations;

•	labor standards and occupational health and safety, including mine safety; and

•	historic and cultural preservation.

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

Several regulatory initiatives are currently ongoing within the State of Alaska that have the potential to influence the permitting process for the Upper Kobuk Mineral Projects. These include revisions to Alaska's Water Quality Standards regarding mixing zones regulations, which are currently under EPA review, and which revisions may be required in order to authorize a mixing zone for discharge in Subarctic Creek. Future changes in these laws or regulations could have a significant adverse impact on some portion of our business, requiring us to re-evaluate those activities at that time.

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

We cannot provide assurance that title to our properties will not be challenged. We own mineral claims which constitute our property holdings. We may not have, or may not be able to obtain, all necessary surface rights to develop a property. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained a secure claim to individual mining properties may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We have not conducted surveys of all of the claims in which we hold direct or indirect interests. A successful claim contesting our title to a property will cause us to lose our rights to explore and, if warranted, develop that property or undertake or continue production thereon. This could result in our not being compensated for our prior expenditures relating to the property. In addition, our ability to continue to explore and develop the property may be subject to agreements with other third parties including agreements with native corporations and first nations groups, for instance, the lands at the Upper Kobuk Mineral Projects are subject to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”).

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

Acquiring additional businesses or properties could place increased pressure on our cash flow if such acquisitions involve a cash consideration. The integration of our existing operations with any acquired business will require significant expenditures of time, attention and funds. Achievement of the benefits expected from consolidation would require us to incur significant costs in connection with, among other things, implementing financial and planning systems. We may not be able to integrate the operations of a recently acquired business or restructure our previously existing business operations without encountering difficulties and delays. In addition, this integration may require significant attention from our management team, which may detract attention from our day-to-day operations. Over the short-term, difficulties associated with integration could have a material adverse effect on our business, operating results, financial condition and the price of Trilogy Shares. In addition, the acquisition of mineral properties may subject us to unforeseen liabilities, including environmental liabilities, which could have a material adverse effect on us. There can be no assurance that any future acquisitions will be successfully integrated into our existing operations.

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

Certain of our directors and officers also serve as directors or officers, or have significant shareholdings, in other companies involved in natural resource exploration and development or mining-related activities, including, in particular, NovaGold. To the extent that such other companies may participate in ventures in which we may participate in, or in ventures which we may seek to participate in, our directors and officers may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In all cases where our directors and officers have an interest in other companies, such other companies may also compete with us for the acquisition of mineral property investments. Any decision made by any of these directors and officers involving Trilogy will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of Trilogy and its shareholders. In addition, each of the directors is required to declare and refrain from voting on any matter in which these directors may have a conflict of interest in accordance with the procedures set forth in the Business Corporations Act (British Columbia) and other applicable laws. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. Nonetheless, as a result of these conflicts of interest, the Company may not have an opportunity to participate in certain transactions, which may have a material adverse effect on the Company’s business, financial condition, results of operation and prospects.

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

Electrum Strategic Opportunities Fund L.P. (“Electrum”) is our single largest shareholder, controlling approximately 21.3% of the outstanding voting securities. Accordingly, Electrum will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless significant participation of other shareholders takes place in such shareholder meetings, Electrum may be able to approve such matters itself. The concentration of ownership of the shares by Electrum may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for securities. If Electrum sells a substantial number of shares in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

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

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the years ending November 30, 2014, 2015 and 2016 but may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. Holder’s (as defined below under Certain U.S. Federal Income Tax Considerations – U.S. Holders”) holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “QEF Election” or a “Mark-to-Market Election” (each as defined below under “Certain U.S. Federal Income Tax Considerations – Default PFIC Rules under Section 1291 of the Code”). A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein. This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

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

Arctic Project, Ambler Mining District, Alaska

Arctic Project – Technical Report

Except with respect to the land size disclosure and the disclosure regarding the number of claims (which were both increased subsequent to the effective date of the PEA), and the information under the heading “Arctic Project – Current Activities”, or as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from, and in some instances is an extract from, the technical report titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska” dated effective September 12, 2013 prepared by Tetra Tech and EBA, a Tetra Tech Company (and together with Tetra Tech, “Tetra Tech”). Erin Workman, P.Geo., an employee and Director, Technical Services, is a Qualified Person as defined in NI 43-101, and has approved the scientific and technical information contained herein. The information regarding the Arctic Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the PEA which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Multiple permits are required during the exploration phase of the Arctic Project. Permits are issued from Federal, State, and Regional agencies, including: the Environmental Protection Agency (“EPA”), the US Army Corps of Engineers (“USACE”), the Alaska Department of Environmental Conservation (“ADEC”), the Alaska Department of Fish and Game (“ADF&G”), the ADNR, and the NWAB. The State of Alaska permit for exploration on the Arctic Project, the Annual Hardrock Exploration Activity (“AHEA”) Permit, is obtained and renewed every five years through the ADNR – Division of Mining, Land and Water. Trilogy holds an AHEA exploration permit in good standing with the Alaska DNR. The Arctic Project is within the NWAB thus requiring a Title 9 Miscellaneous Land Use permit for mineral exploration, fuel storage, gravel extraction, and the operation of a landfill. NovaGold held these permits in good standing during the 2004 to 2008 seasons and renewed the permits for the 2010 exploration season to 2015. The Bornite Camp, Bornite Landfill, and Dahl Creek Camp are permitted by the ADEC.

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

The Arctic Deposit proposed access road branches off from the proposed AMDIAP, formerly known as the Ambler Mining District Access Road or AMDIAR, and ends at the Arctic Deposit. Figure 3 shows the overall road location plan showing the relationship of the proposed access road to the proposed Brooks East corridor which eventually connects to the existing Dalton Highway 320 km from the access road intersection. The proposed access road is 17 km long from the AMDIAP corridor to the Arctic Project site.

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

Arctic Project - Historical Metallurgical Testwork

Metallurgical studies during the Kennecott era included: two initial mineralogical studies undertaken by the Kennecott Research Center (“KRC”) to evaluate and identify the potential beneficiation or metallurgical treatment of concentrates of the samples from the deposit and a subsequent 1999 Lakefield Research Ltd. (Lakefield) metallurgical test program to confirm and improve upon the results from the 1970s KRC test work program. In 2012, Trilogy contracted SGS to conduct an extensive metallurgical program in support of the Artic PEA, the results of which are described and summarized below under the heading “Arctic Project – Metallurgical Testing”.

Arctic Project - Historical Geophysics

Prior to 1998, Kennecott conducted a series of geophysical surveys which are poorly documented or are unavailable to Trilogy. In March 1998, Kennecott initiated an extensive helicopter-supported airborne electromagnetic (“EM”) and magnetic survey covering the entire VMS belt, including the Arctic Deposit. Kennecott identified eight EM anomalies which were deemed to have significant potential for mineralization and followed-up with additional gravity lines and/or Controlled Source Audio-frequency Magneto-Telluric (“CSAMT”) lines during 1998. Kennecott conducted no further geophysical field exploration in the district after 1998.

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

Table 2: Summary of Trilogy/NovaGold Exploration Activities Targeting VMS-style Mineralization in the Ambler Sequence Stratigraphy and the Arctic Deposit (2004 – 2012)

Work Completed	Year	Details	Focus
Geological Mapping
-	2004	-	Arctic Deposit surface geology
-	2005	-	Ambler Sequence west of the Arctic Deposit
-	2006	-	COU, Dead Creek, Sunshine, Red
Geophysical Surveys
SWIR Spectrometry	2004	2004 drill holes	Alteration characterization
TDEM	2005	2 loops	Follow-up of Kennecott DIGHEM EM survey
	2006	13 loops	District targets
	2007	6 loops	Arctic extensions
Downhole EM	2007	4 drill holes	Arctic Deposit
Geochemistry
-	2005	-	Stream silts – core area prospects
-	2006	-	Soils – core area prospects
-		-	Stream silts – core area prospects
-	2007	-	Soils – Arctic Deposit area
Survey
Collar	2004 to 2011	GPS	All 2004 to 2011 Trilogy drill holes
	2004, 2008	Resurveys	Historical Kennecott drill holes
Photography/Topography	2010	-	Photography/topography
Technical Studies
Geotechnical	2010	BGC	Preliminary geotechnical and hazards
ML/ARD	2011	SRK	Preliminary ML and ARD
Metallurgy	2012	SGS	Preliminary mineralogy and metallurgy
Geotechnical and Hydrology	2012	BGC	Preliminary rock mechanics and hydrology
Project Evaluation
Resource Estimation	2008	SRK	Resource estimation
PEA	2011	SRK	PEA
	2012	SRK	PEA update

Note: SWIR = short wave infrared; ML = metal leaching; BGC = BGC Engineering Inc.; SRK = SRK Consulting

The results of the above exploration programs have been incorporated into the PEA results, summarized under the heading “Arctic Project – Exploration and Development”. For further details, refer to the PEA. Exploration work conducted during the 2015 and 2016 summer field programs are summarized under the heading “Arctic Project – Current Activities”.

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

We and our predecessor company NovaGold, have drilled 17,983 m in 59 different drill holes targeting the Arctic Deposit and several other prospects of the Ambler Schist belt. Table 3 summarizes all of the Trilogy/NovaGold tenure drilling on the property. Drilling conducted during the 2015 and 2016 summer field programs are summarized under the heading “Arctic Project – Current Activities”.

Table 3: Summary of Trilogy/NovaGold Drilling (2004 – 2012)

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

Over the Arctic Project’s history, a relatively limited number of drill companies have been used by Kennecott and Trilogy/NovaGold at the Arctic Deposit. During Kennecott’s tenure on the property, Sprague and Henwood, a Pennsylvania-based drilling company was the principal contractor. Sprague and Henwood utilized company manufactured drill rigs during their tenure on the property. Many of their rigs remain at the Bornite Deposit and constitute a historical inventory of 1950s and 1960s exploration artifacts. Tonto Drilling provided services to Kennecott during Kennecott’s short return to the district in the late 1990s. We and NovaGold have utilized Boart Longyear as our only contractor. The 2004 to 2012 Trilogy/NovaGold drill programs used a single skid-mounted LF-70 core rig, drilling HQ or NQ core. Wireframes were updated in 2013 to incorporate interpretation of all drill results to date and have been included in the resource estimate.

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

The accreditations of Primary and Secondary assay laboratories used during the 1966 – 1986 campaigns are not known. ALS Analytical Lab (Fairbanks, Alaska) was the Primary assay lab between 1998 – present. ALS Chemex has attained International Organization for Standardization (“ISO”) 9001:2000 registration. In addition, the ALS Chemex laboratory in Vancouver is accredited to ISO 17025 by Standards Council of Canada for a number of specific test procedures including fire assay of gold by AA, ICP and gravimetric finish, multi-element ICP and AA assays for silver, copper, lead and zinc. Trilogy has no relationship with any assay labs.

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

No assurance can be given that new laws and regulations will not be enacted or that existing laws and regulations will not be applied in a manner that could limit or curtail the Arctic Project. Amendments to current laws, regulations, licenses and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on the Arctic Project and cause increases in capital expenditures or production costs, or reduction in levels of production, or abandonment, or delays in the development of the business.

Arctic Project - Current Activities

2015

The focus of work on the Arctic Project in 2015 was drilling, surficial field investigations and desktop studies to support pre-feasibility. Trilogy completed fourteen diamond drill holes for a total of 3,056 m of core; including twelve in-fill drill holes, representing 2,425 m, designed to evaluate vertical and lateral continuity of the high-grade polymetallic copper, gold, silver, lead and zinc mineralization, and support upgrading of inferred resources to measured and indicated resource classification within the area of the proposed Arctic open-pit as outlined in the PEA, and two drill holes, representing 631 m, specifically targeting geotechnical and hydrogeological information. Based on a cut-off grade of 1.0% copper all fourteen drill holes intersected significant intervals; defined as a minimum of 1.0 meter copper interval with average grade >0.7% copper.

The 2015 drill program, sampling protocol and data verification were managed and overseen by qualified persons employed by Trilogy. The twelve in-fill diamond drill holes were drilled at NQ diameter drill core and the two geotechnical drill holes were drilled at HQ diameter drill core by Boart Longyear of South Jordan, Utah. Samples in mineralized core were collected using a 0.3-meter minimum length, 2.0-meter maximum length and 0.9-meter average sample length. Samples in un-mineralized core were collected using 2.0-meter minimum length, 10-meter maximum length and 4-meter average sample length. Drill core recovery averaged 94% without overburden. Three quality control samples (one blank, one standard and one duplicate) were inserted into each batch of 20 samples. The drill core was either sawn or shipped as whole core, with samples sent to ALS Minerals, Fairbanks, Alaska for sample preparation and the sample pulps forwarded to ALS’s North Vancouver facility for analysis. ALS Minerals in North Vancouver, B.C., Canada, is a facility certified as ISO 9001:2008 and accredited to ISO / IEC 17025:2005 from the Standards Council of Canada.

In addition to the drill program, Trilogy contracted SRK Consulting of Vancouver, Canada (SRK) to conduct a dedicated field investigation comprised of drill logging, mapping, laboratory test work and downhole installations. A summary report detailing a gap analysis, desktop study findings and field investigation recommendations was issued prior to the drill program. Two dual purpose drill holes were completed for geotechnical (soil and rock) and hydrogeological data acquisition. Additionally, SRK hydrogeologists re-visited previously installed vibrating wire piezometers to ensure data loggers were operational and to download pore pressure measurement data. A civil geotechnical site visit was conducted to investigate surface conditions and provide comment on potential infrastructure and waste management facilities layout. Furthermore, structural mapping of exposed rock faces along the Arctic ridge along with downhole televiewer and structural logging of newly acquired drill core were consolidated with prior work to support a 3D structural model.

Under the guidance of SRK, Trilogy initiated acid-base-accounting kinetic test work at Arctic in 2015; both on-site barrel testing and parallel laboratory humidity cells. In addition, Trilogy collected samples from the 2015 drill program to increase static testing coverage over the Arctic deposit.

Environmental baseline data collection continued in 2015, including 34,000 acres of wetlands delineation within the project area, which was completed by WHPacific of Anchorage, Alaska. Seventy percent of a LiDAR survey over the UKMP was completed by WHPacific and Quantum Spatial before weather conditions became unfavorable.

2016

Site investigation activities continued at the UKMP Projects in 2016 and were mainly focused on advancing the Arctic project towards pre-feasibility. We completed thirteen diamond drill holes for a total of 3,058 meters of core. The 2016 drill program was designed to collect data for geotechnical, hydrological, waste rock characterization and metallurgical studies as well as further resource definition.

Three drill holes representing 822 meters drilled were designed to collect geotechnical and hydrological data within the proposed Arctic open-pit. Data collected from the geotechnical/hydrological drill program and outcrop/seeps mapping was used to update a 3D structure model, rock mass model, and hydrogeology model and these results have been integrated into a combined geotechnical model that will be used for characterization of geotechnical domains and slope stability evaluation in a future pre-feasibility study.

Four drill holes representing 1,030 meters drilled were designed to collect metallurgical samples, specifically targeting material within the initial production years of the Arctic open-pit. A metallurgical test work program is currently underway and expected to be complete in Q1-2017.

Six drill holes representing 1,206 meters drilled were designed to evaluate vertical and lateral continuity of the high grade polymetallic copper, gold, silver, lead, and zinc mineralization, and support upgrading of Inferred resources to Measured and Indicated resource classification within the area of the proposed Arctic open-pit. We are pleased to announce that all six infill holes encountered mineralized intervals consistent with previous drilling conducted within the resource area on the property. Data collected from the drill program was used to update the 3D geology model. The updated geology domains and drill data will be incorporated into an updated resource estimate that will support a future pre-feasibility study.

The drill program, sampling protocol and data verification were managed and overseen by qualified persons employed by Trilogy Metals. Thirteen diamond drill holes were drilled at HQ and NQ diameter drill core by Boart Longyear of South Jordan, Utah. Samples in mineralized core were collected using a 0.2-meter minimum length, 5.0-meter maximum length and 1.4-meter average sample length. Samples in un-mineralized core were collected using 0.2-meter minimum length, 5.0-meter maximum length and 3.2-meter average sample length. Drill core recovery averaged 94% with overburden. Three quality control samples (one blank, one standard and one duplicate) were inserted into each batch of 20 samples. The drill core was either sawn or shipped as whole core, with samples sent to ALS Minerals, Fairbanks, Alaska for sample preparation and the sample pulps forwarded to ALS's North Vancouver facility for analysis. ALS Minerals in North Vancouver, B.C., Canada, is a facility certified as ISO 9001:2008 and accredited to ISO / IEC 17025:2005 from the Standards Council of Canada.

In addition to the drill program, we conducted an aquatics survey, avian survey, habitat survey, archaeological survey, and wetlands delineation survey, and continued ongoing baseline environmental data collection in 2016.

An aquatics survey of rivers and creeks over the UKMP Projects included identification of fish species present and tissues metals testing. An avian survey over the UKMP Projects was conducted in May to identify bird nest locations, with a follow-up survey in July to measure fledging success. A habitat survey was completed in conjunction with the wetlands survey and will be used to inform future biological surveys. Approximately 2,400 acres were surveyed for archaeological resources in or around the potential Arctic open-pit and facilities locations. Approximately 2,900 acres of wetlands were delineated using techniques approved by the Army Corps of Engineers.

On-going baseline environmental data collection included maintenance of three hydrologic gauging stations and one meteorological station. Surface water quality samples were taken from sixteen surface water locations and analyzed for a full suite of parameters including total and dissolved metals.

We continue to advance the acid-base-accounting static and kinetic test work at Arctic. Continuous down-hole samples were collected from the 2016 drill program to support static testing coverage over the Arctic deposit. On-site barrel sampling was successfully completed in the spring and fall of 2016 to support the kinetics program, and in August we achieved the 40-week milestone for the parallel laboratory humidity cells; maintenance and monitoring of all kinetic tests will continue into 2017.

The LiDAR survey that was incomplete last year due to weather conditions was also completed during the summer. Final deliverables received in the fall of 2016 are being utilized to support on-going engineering design and geological modeling.

Bornite Project, Ambler District, Alaska

Bornite Project

Except for the information under the heading “Bornite Project – Current Activities” and except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from, and in some instances is an extract from, the technical report titled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” report dated effective April 19, 2016 released May 16, 2016 (the “Bornite Report”) prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc. Erin Workman, P.Geo., an employee and Director, Technical Services, is a Qualified Person as defined in NI 43-101, and has approved the scientific and technical information contained herein. The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Bornite Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Bornite Project - Accessibility, Climate, Local Resources, Infrastructure, and Physiography

Primary access to the Bornite Project is by air, using both fixed wing aircraft and helicopters. There are four well maintained, approximately 1,500 m-long gravel airstrips located near the property, capable of accommodating charter fixed wing aircraft. These airstrips are located 40 km west at Ambler, 23 km southwest at Shungnak, 19 km south at Kobuk, and 15 km south at Dahl Creek. There is daily commercial air service from Kotzebue to the village of Kobuk, the closest community to the property. During the summer months, the Dahl Creek Camp airstrip is suitable for larger aircraft, such as C-130 and DC-6. In addition to the four 1,500 m airstrips, there is a 700 m airstrip located at the Bornite Camp. The airstrip at Bornite is suited to smaller aircraft, which support the Bornite Camp with personnel and supplies.

There is no direct water access to the property. During spring runoff, river access is possible by barge from Kotzebue Sound to Ambler, Shungnak, and Kobuk via the Kobuk River.

A two-lane, two-wheel drive gravel road links the Bornite Project’s main camp to the 1,525 m Dahl Creek airstrip and village of Kobuk.

The climate in the region is typical of a sub-arctic environment. Exploration is generally conducted from late May until late September. Weather conditions on the Bornite Project can vary significantly from year to year and can change suddenly. During the summer exploration season, average maximum temperatures range from 10°C to 20°C, while average lows range from -2°C to 7°C. By early October, unpredictable weather limits safe helicopter travel to the property. During winter months, the property can be accessed by snow machine, track vehicle, or fixed wing aircraft. Winter temperatures are routinely below -25°C and can exceed -50°C. Annual precipitation in the region averages at 395 mm with the most rainfall occurring from June through September, and the most snowfall occurring from November through January.

Drilling and mapping programs are seasonal and have been supported out of the Main Bornite Camp and Dahl Creek Camp. The main Bornite Camp facilities are located on Ruby Creek on the northern edge of the Cosmos Hills. The camp provides office space and accommodations for the geologists, drillers, pilots, and support staff. There are four 2-person cabins installed by NANA prior to our tenure. In 2011, the main Bornite Camp was expanded to 20 sleeping tents, 3 administrative tents, 2 shower/bathroom tents, 1 medical tent, and 1 dining/cooking tent. With these additions, the camp capacity was increased to 49 beds. A 30 m by 9 m core logging facility was also built in summer of 2011. An incinerator was installed near the Bornite airstrip to manage waste created by the Bornite Project. Power for the Bornite Project is supplied by a 175 kW Caterpillar diesel generator. Water is provided by a permitted artesian well located 250 m from the Bornite Camp. In 2012, the camp was further expanded with the addition of a laundry tent, a women's shower/washroom tent, a recreation tent, several additional sleeping tents, and a 2 x enlargement of the kitchen tent. Camp capacity increased to 76 beds. The septic field was upgraded to accommodate the increase in camp population. One of the two-person cabins was winterized for use by the winter caretaker. A permitted landfill was established to allow for the continued cleanup and rehabilitation of the historic shop facilities and surroundings. The Dahl Creek camp is a leased facility used as an overflow or alternative facility to the main Bornite Camp. The Dahl Creek camp has a main cabin for dining and administrative duties, and a shower facility. Sleeping facilities include two hard-sided sleeping cabins with seven beds (primarily used for staff), one 4-person sleeping tent, and three 2-person sleeping tents for a total of 17 beds. There are support structures, including a shop and storage facilities.

The Bornite Project is located on Ruby Creek on the northern edge of the Cosmos Hills. The Cosmos Hills are part of the southern flank of the Brooks Range in Northwest Alaska. Topography in the area is moderately rugged. Maximum relief in the Cosmos Hills is approximately 1,000 masl with an average of 600 masl. Talus covers the upper portions of the hills; glacial and fluvial sediments occupy valleys. The Kobuk Valley is located at the transition between boreal forest and Arctic tundra. Spruce, birch, and poplar are found in portions of the valley, with a ground cover of lichens (reindeer moss). Willow and alder thickets and isolated cottonwoods follow drainages, and alpine tundra is found at higher elevations. Tussock tundra and low, heath-type vegetation covers most of the valley floor. Patches of permafrost exist on the property. Wildlife in the property area is typical of Arctic and Subarctic fauna. Larger animals include caribou, moose, Dall sheep, bears (grizzly and black), wolves, wolverines, coyotes, and foxes. Fish species include salmon, sheefish, arctic char, and arctic grayling. The Kobuk River, which briefly enters the Upper Kobuk Mineral Projects on its southwest corner, is a significant salmon spawning river. The caribou on the property belong to the Western Arctic herd that migrates twice a year – south in August, from their summer range north of the Brooks Range, and north in March from their winter range along the Buckland River.

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

Several studies have been undertaken reviewing the geology and geochemistry of the Bornite deposit. Most notable is Murray Hitzman’s PhD dissertation at Stanford University and Don Runnel’s PhD dissertation at Harvard University. Bernstein and Cox reported on mineralization of the “No. 1 Ore Body” in a 1986 paper in Economic Geology. In addition to the historical work, Ty Connor at the Colorado School of Mines recently completed a Master’s thesis which reported on the timing of alteration and mineralization at the Bornite deposit.

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

Work by Trilogy in 2015 focused on furthering the understanding of the distribution and nature of the various lithologic units and their context in a sedimentary depositional model. The updated model, based on lithogeochemical signatures of the various units along with their historical visual logging, shows stacked debris flows composed of basal non-argillaceous channelized debris flows breccias with a fining upward sequence of increasingly argillaceous-rich breccias capped by high calcium (Ca) phyllites, confined laterally in channels between either massive or thin-bedded platform carbonates. Two stacked debris flow sequences are apparent, the Lower and Upper reefs. The Upper reef grades vertically into capping argillaceous limestones instead of discrete high Ca phyllites indicating a shallowing upward or filling of the debris flow channels. Based on this updated interpretation, a series individual debris flow cycles have been modeled. Low calcium (Ca) phyllites, such as the Anirak schist (QP) and the Beaver Creek phyllite respectively underlie and cap the local stratigraphy suggesting different sourcing than the locally derived high Ca phyllites of the debris flow dominated Bornite Carbonate sequence stratigraphy. The Beaver Creek is in structural contact with the Bornite Carbonate Sequence while the contact with the underlying Anirak schist is an unconformity. In addition to the stacked sedimentary stratigraphy, a crosscutting breccia dubbed the P-Breccia has been identified in and around the recently discovered South Reef mineralization. Though poorly defined by the overall lack of drilling in the area, the body which contains excellent copper grade lies at or near the Iron Mountain discontinuity. It remains unclear whether the P Breccia is a post-depositional structural, hydrothermal or solution-collapse induced breccia.

Structural fabrics observed on the property include bedding and two separate foliations. Bedding (S0) can be measured only rarely where phyllite and carbonate are interbedded and it is unclear to what extent it is transposed. The pervasive foliation (S1) is easily measured in phyllites and may be reflected by colour banding and/or stylolamination (flaggy habit in outcrop) of the carbonates. Core logging shows that S1 is folded gently on the 10 m scale and locally tightly folded at the decimetre scale. S2 axial planar cleavage is locally developed in decimetre scale folds of S1. Both S1 and S2 foliations are considered to be Jurassic in age. Owing to their greater strength, bodies of secondary dolostone have resisted strain and foliation development, whereas the surrounding limestone and calc-phyllite appear in places to have been attenuated during deformation. This deformation, presumably Jurassic, complicates sedimentological interpretations. Potentially the earliest and most prominent structural feature in the resource area is the northeast-trending Iron Mountain discontinuity which is still problematic in its interpretation.

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

2012 Trilogy Exploration

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

In addition to geophysical focused exploration, a district wide geologic map was compiled integrating Kennecott’s 1970’s mapping of the Cosmos Hills with selective Trilogy mapping in 2012.

2013 Trilogy Exploration

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

2014 Trilogy Exploration

During 2014, exploration work was limited to a re-logging and re-sampling program of historical Kennecott drill core.

2015 Trilogy Exploration

As a follow-up to the 2013 field program, a deep penetrating soil and vegetation geochemical survey was extended north of the deposit into the Ambler lowlands. Trilogy geologists completed a lithogeochemical desktop study and a comprehensive update to the 3D lithology model; the updated domains have been utilized in the most recent resource estimation.

Bornite Project – Drilling

A total of 183 surface core holes and 51 underground core holes, totaling 78,147 m have been drilled, targeting the Bornite deposit during 21 different annual campaigns dating from 1957 through 2013. All of the drill campaigns, with the exception of the 2011 NovaGold campaign and the 2012 and 2013 Trilogy campaigns were completed by Kennecott or their exploration subsidiary BCMC. All drill holes (except RC13-230 and RC13-232 which have been reserved for metallurgical studies) were utilized in the estimation of the current resource.

Sprague and Henwood, a Pennsylvania-based drilling company, completed all of the Kennecott drilling, with the exception of the 1997 program (three drill holes) completed by Tonto Drilling Services, Inc. (a NANA-Dynatech company). The 2011 thru 2013 NovaGold/Trilogy programs used Boart Longyear Company as the drill contractor.

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

There is only partial knowledge of specific drill core handling procedures used by Kennecott during their tenure at the Bornite Deposit. All of the drill data collected during the Kennecott drilling programs (1958 to 1997) was logged on paper drill logs, copies of which are stored in the Kennecott office in Salt Lake City, Utah. Electronic scanned copies of the paper logs, in PDF format, are held by Trilogy. Drill core was sawed or split with a splitter, with half core submitted to various assay labs and the remainder stored in the Kennecott core storage facility at the Bornite Deposit. In 1995, Kennecott entered the drill assay data, the geologic core logs, and the down hole collar survey data into an electronic format. In 2009, NovaGold geologists verified the geologic data from the original paper logs against the Kennecott electronic format and then merged the data into a Microsoft™ SQL database. Sampling of drill core by Kennecott and BCMC focused primarily on the moderate to high grade mineralized zones. Intervals of visible sulphide mineralization containing roughly >0.5 to 1% copper were selected for analysis by Union Assay Office Inc. of Salt Lake City, Utah. This approach left numerous intervals containing weak to moderate copper mineralization un-sampled in the historic drill core. During the 2012 exploration program, we began sampling a portion of this remaining drill core in select holes in the South Reef area. Trilogy extended this sampling program to the Ruby Creek area in 2013 and 2014.

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

In 2013, 33 historic drill holes in the Ruby Creek area, and in 2014, 37 historic drill holes in the Ruby Creek Area were re-logged, re-sampled and re-assayed as these holes had previously only been selectively sampled by Kennecott. Entire holes were re-logged utilizing Trilogy protocols discussed above. Samples were submitted either as halfcore, where previously sampled, or whole core where un-sampled (this was done to ensure that a sufficient volume of material was provided for analysis). Sample intervals were matched to historic intervals whenever possible, or selected to reflect Trilogy sampling procedures described above. The objectives of the re-assay/re-logging program were threefold: 1) to implement a QA/QC program on intervals previously sampled by Kennecott in order to confirm the validity of their results; 2) to identify additional lowergrade (0.2-0.5% copper), which was not previously sampled; and 3) to provide additional multi-element ICP data to assist in the geologic interpretation of the deposit.

Bornite Project - Sample Preparation, Analyses and Security

Sample preparation, analytical lab accreditation and security measures taken during historical Kennecott and BCMC programs are unknown to us; however, we are not aware of any reason to suspect that any of these samples have been tampered with. The 2011 to 2013 samples were either in the custody of NovaGold or Trilogy personnel or the assay laboratories at all times, and the chain of custody of the samples is well documented.

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

ALS Minerals has attained International Organization for Standardization (ISO) 9001:2000 registration. In addition, the ALS Minerals laboratory in Vancouver is accredited to ISO 17025 by Standards Council of Canada for a number of specific test procedures including fire assay of gold by AA, ICP and gravimetric finish, multi-element ICP and AA assays for silver, copper, lead and zinc. Trilogy has no relationship with any primary or check assay labs utilized.

During 2012, 2013 and 2014, Trilogy staff performed continuous validation of the drill data; both while logging was in progress and after the field program was complete. Trilogy also retained independent consultant Caroline Vallat, P.Geo. of GeoSpark Consulting Inc. to: 1) import digital drill data to the master database and conduct QA/QC checks upon import, 2) conduct a QA/QC review of paired historical assays and Trilogy 2012, 2013 and 2014 re-assays; 3) monitor an independent check assay program for the 2012, 2013, and 2014 campaigns; and 4) generate a QA/QC report for the 2012, 2013, and 2014 campaigns.

Bornite Project - Mineral Resource Estimates

The mineral resource estimate has been prepared by Bruce M. Davis, FAusIMM, BD Resource Consulting, and Robert Sim, P.Geo., SIM Geological Inc., both “Independent Qualified Persons” as defined in NI 43-101. We have filed three previous NI 43-101 Technical Reports on the Bornite Project dated March 18, 2014, February 5, 2013 and July 18, 2012. The effective date of this resource is April 19, 2016.

The Bornite Project database comprises a total of 235 diamond drill (core) holes totaling 78,745 m; 174 holes target the Ruby Creek zone and 42 holes target the South Reef zone. The remaining 19 holes in the database are exploratory in nature and test for satellite mineralization proximal to the Bornite Deposit. The database contains a total of 29,262 samples that have been analyzed for copper content. During 2014, Trilogy geologists re-logged and sampled 37 Kennecott drill holes comprising approximately 13,000 meters with partial or no assays. The new resource estimate incorporates the results from the 2014 field program as well as advancements to the 3D geological model completed during 2015.

Mineralization in the Ruby Creek zone occurs as two discrete strata bound lenses: a Lower Reef which outcrops and dips approximately 10-15 degrees to the northeast; and an Upper Reef lying roughly 150+ meters above the Lower Reef stratigraphy and which includes a small high-grade zone historically referred to as the "No.1 Orebody" by Kennecott. Mineralization is hosted by a Devonian age carbonate sequence containing broad zones of dolomite alteration and associated sulfide mineralization including bornite, chalcopyrite, and chalcocite occurring as disseminations and vein stockworks as well as crackle and mosaic breccia fillings and locally massive to semi-massive replacement bodies. The geological and assay database have been reviewed and audited by BDRC and SGI. It is of the opinion of BDRC and SGI that the current drilling information is sufficiently reliable to interpret with confidence the boundaries for copper mineralization and that the assay data are sufficiently reliable to support mineral resource estimation. That estimation utilizes two-meter compositing of assays from 216 drill holes completed between 1961 and 2013. Estimated blocks were 5 x 5 x 5 meters on a side.

Sixty domains were established for the estimation, all of which were treated as hard boundaries with no mixing of data between the domains. A series of carbonate and phyllite lithology domains together with grade probability shells at 2% copper and 0.2% copper thresholds were used to constrain the estimates. Visual inspections of the probability shells show that they fit well with observed levels of bornite, chalcocite and chalcopyrite mineralization.

Based on the interpreted local high-grade nature of the mineralization, both capping and outlier restriction strategies were implemented to control the influence of high-grade mineralization in the resource model. This methodology removed approximately 3% of the contained copper in the Ruby Creek area and 7% of the contained copper in the South Reef area.

A total of 5,366 samples containing specific gravity measurements were utilized to estimate densities in the block model. Specific gravity values were estimated into model blocks using inverse distance squared moving averages using the domains described previously.

Copper grades in model blocks were estimated using ordinary kriging. A dynamic search orientation strategy was utilized, during both grade and specific gravity interpolations, which is controlled by the interpreted trends of mineralization in the Upper, Lower and South Reef zones. The block model has been validated through a combination of visual and statistical methods to ensure that the grade and density estimates are an appropriate representation of the underlying sample data.

The Bornite deposit comprises several zones of relatively continuous moderate- to high-grade copper mineralization that extends from surface to depths of more than 800 m below surface. The deposit is potentially amenable to a combination of open pit and underground extraction methods. It is important to recognize that these discussions of underground and surface mining parameters are used solely for the purpose of testing the “reasonable prospects for economic extraction,” and do not represent an attempt to estimate mineral reserves. No mineral reserves have been calculated for the Bornite Project.

Indicated Mineral Resources includes blocks in the model that are potentially amenable to open pit extraction methods and are delineated by drilling with holes spaced at a maximum distance of 75 meters, and exhibit a relatively high degree of confidence in the grade and continuity of mineralization. Resources in the Inferred category require a minimum of one drill hole within a maximum distance of 100 m and exhibit reasonable confidence in the grade and continuity of mineralization.

In the opinion of the Qualified Persons, the level of understanding of the geologic controls that influence the distribution of copper mineralization at the Bornite Deposit is relatively good. The drilling, sampling and validation practices utilized by Trilogy during the various campaigns have been conducted in a professional manner and adhere to accepted industry standards. The confidence in older, historic, drilling conducted by Kennecott has been demonstrated through a series of validation checks and, overall, the underlying database is considered sufficient for the estimation of Indicated and Inferred mineral resources. The mineral resources have been estimated in conformity with generally accepted CIM Estimation of Mineral Resources and Mineral Reserves Best Practices Guidelines and are reported in accordance with the Canadian Securities Administrators’ NI 43-101. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted into mineral reserve. The estimate of mineral resources for the Bornite Project are summarized in, “Bornite Project – Mineral Resource Statement”.

Bornite Project - Mineral Resource Statement

Mineral Resources are classified in accordance with the 2014 CIM Definition Standards for Mineral Resources and Mineral Reserves.

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

Type	Cut-off (Cu %)	M tonnes	Grade (Cu %)	Contained Metal (Mlbs Cu)
Indicated
In-Pit(2)	0.5	40.5	1.02	913

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. Mineral resources that are not mineral reserves do not have demonstrated economic viability. See “Risk Factors” and “Cautionary Note to United States Investors.”
	2.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.
	3.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.
	4.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.
	5.	All amounts are stated in U.S. dollars unless otherwise noted.

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

Type	Cut-off (Cu %)	M tonnes	Grade (Cu %)	Contained Metal (Mlbs Cu)
Inferred
In-Pit (2)	0.5	84.1	0.95	1,768
Below-Pit (3)	1.5	57.8	2.89	3,683
Total Inferred		141.9	1.74	5,450

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. See “Risk Factors” and “Cautionary Note to United States Investors.”
	2.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.
	3.	Mineral resources at a 1.5% cut-off are considered as potentially economically viable in an underground mining scenario based on an assumed projected copper price of $3.00/lb, underground mining costs of $65.00 per tonne, milling costs of $11.00 per tonne, G&A of $5.00 per tonne, and an average metallurgical recovery of 87%.
	4.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.
	5.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.
	6.	All amounts are stated in U.S. dollars unless otherwise noted.

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

Bornite Project – Exploration and Development Permitting

Development of the Bornite Project will require a significant number of permits and authorizations from state, federal, and regional organizations. Much of the groundwork to support a successful permitting effort must be undertaken prior to submission of permit applications so that issues can be identified and resolved, baseline data can be acquired, and regulators and stakeholders can become familiar with the proposed project. The comprehensive permitting process for the Bornite Project can be divided into three categories:

1.	Exploration state/regional permitting: required to obtain approval for drilling, camp operations, engineering, and environmental baseline studies.

2.	Pre-application phase: conducted in conjunction with engineering feasibility studies. This stage includes the collection of environmental baseline data and interaction with stakeholders and regulators to facilitate the development of a project that can be successfully permitted.

3.	The National Environmental Policy Act phase: formal agency review of the Federal and State requirements for public and agency participation to determine if and how the Bornite Project can be done in an acceptable manner.

The permit review process will determine the number of management plans required to address all aspects of the Project to ensure compliance with environmental design and permit criteria. Each plan will describe the appropriate environmental engineering standard and the applicable operations requirements, maintenance protocols, and response actions.

Bornite Project – Current Activities

Following the release in the spring of 2016 of the Bornite Report, we focused field investigations and drilling activities on advancing our Arctic Project towards pre-feasibility. Field work at the Bornite Project consisted of continued environmental baseline data collection and the completion of the LiDAR survey over the greater project area initiated in 2015. We continue to evaluate geological and hydrogeological data to support internal desktop evaluations and planning of future field investigations at the Bornite project.

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

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank. We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2016.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The Trilogy Shares are listed on the TSX and the NYSE-MKT under the symbol “TMQ”. On February 2, 2017, there were 1,507 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. The following tables set out the market price range of the Common Shares on the TSX and NYSE-MKT for the two fiscal years prior to the date hereof.

	NYSE-MKT		TSX (C$)
Fiscal Quarter	High	Low	High	Low
Q1 2015	0.72	0.41	0.90	0.53
Q2 2015	0.74	0.52	0.93	0.65
Q3 2015	0.65	0.35	0.80	0.45
Q4 2015	0.55	0.33	0.70	0.41
Q1 2016	0.39	0.15	0.55	0.20
Q2 2016	0.86	0.32	1.08	0.43
Q3 2016	0.68	0.44	0.86	0.57
Q4 2016	0.85	0.41	1.00	0.59
December 2016 – February 2, 2017	0.59	0.44	0.80	0.58

On February 2, 2017, the closing price of our Common Shares on the TSX was CDN$0.66 per Common Share and on the NYSE-MKT was $0.50 per Common Share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of February 2, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,191,526	$0.46	6,703,849
Equity compensation plans not approved by security holders	-	-	-
Total	9,191,526	$0.46	6,703,849

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2016, neither Trilogy nor any affiliate of Trilogy repurchased Trilogy Common Shares.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Trilogy, other than Canadian withholding tax.

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

Currency Conversion

Subject to certain exceptions that are not discussed herein, for purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of Common Shares, including dividends, adjusted cost base and proceeds of dispositions must be determined in Canadian dollars using the daily noon rate (or, beginning March 1, 2017, the single daily exchange rate) of the Bank of Canada on the particular date the particular amount arose or such other rate of exchange as acceptable to the CRA.

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

Scope of this Summary

Authorities

This summary is based on the U.S. Internal Revenue, as amended (“Code”), regulations promulgated by the Department of the Treasury (whether final, temporary or proposed) (“Treasury Regulations”), U.S. court decisions, published rulings and administrative positions of the IRS, and the Convention, that are applicable and, in each case, in effect as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive basis.

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

Receipt of Foreign Currency

The amount of any distribution paid in foreign currency to a U.S. Holder in connection with the ownership of Common Shares, or on the sale, exchange or other taxable disposition of Common Shares, generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of actual or constructive receipt (regardless of whether such foreign currency is converted into U.S. dollars at that time). If the foreign currency received is not converted into U.S. dollars on the date of receipt, a U.S. Holder will have a basis in the foreign currency equal to its U.S. dollar value on the date of receipt. A U.S. Holder that receives foreign currency and converts such foreign currency into U.S. dollars at a conversion rate other than the rate in effect on the date of receipt may have a foreign currency exchange gain or loss, which generally would be treated as U.S. source ordinary income or loss for foreign tax credit purposes. Different rules apply to U.S. Holders who use the accrual method of tax accounting. U.S. Holders should consult their own U.S. tax advisors regarding the U.S. federal income tax consequences of receiving, owning and disposing of foreign currency.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2014, 2015, and 2016, but may be a PFIC in future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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

	Year ended November 30
	2016 $	2015 $	2014 $	2013 $	2012 $
Results of operations
Loss and comprehensive loss for the period	4,862	9,532	9,648	24,394	31,018
Basic and diluted loss per share	0.05	0.12	0.17	0.47	0.67

Financial position
Working capital	15,056	16,134	4,846	5,423	21,190
Total assets	46,747	51,181	36,826	38,899	55,696
Total long-term liabilities	-	-	-	-	-
Shareholders’ equity	46,154	50,430	35,847	37,157	53,723

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trilogy Metals Inc.

(An Exploration-Stage Company)

Management’s Discussion and Analysis

For the Fourth Quarter and Year Ended November 30, 2016

(expressed in US dollars)

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “the Company” or “we”) is dated February 2, 2017 and provides an analysis of our audited financial results for the year ended November 30, 2016 compared to the year ended November 30, 2015.

The following information should be read in conjunction with our November 30, 2016 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada, references to “U.S. dollars”, “$” or “US$” are to the currency of the United States and references to “Colombian pesos” or “COP” are to the currency of the Republic of Colombia.

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

Description of business

We are a base metals exploration company focused on exploring and developing our mineral holdings in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“NovaCopper US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”), consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project; and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project.

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

Bornite Project

On October 19, 2011, NovaCopper US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease (the “NANA Agreement”), we acquired the exclusive right to explore the Bornite property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project. Both projects are included as part of a larger area of interest set forth in the NANA Agreement. The agreement with NANA created a total land package incorporating our Ambler lands with the adjacent Bornite and ANCSA lands with a total area of approximately 352,900 acres (142,831 hectares).

As consideration, $4.0 million was paid to NANA upon signing the NANA agreement and we gave NANA the right to appoint a member to Trilogy’s board of directors before April 2017. NANA has not exercised their right to appoint a board member at this time. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after we have recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and all the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share.

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

Titiribi Project

On June 19, 2015, Trilogy completed an arrangement to acquire Sunward Resources Ltd. (“Sunward”). As a result, Trilogy, through wholly-owned subsidiaries, Sunward Investments Ltd. (“Sunward Investments”), owned 100% of the Titiribi gold-copper exploration project located approximately 70 kilometers southwest of the city of Medellin, in Antioquia Department, Colombia. The Titiribi project’s principal mining title is concession 5085, which was created by the consolidation of five concessions and four exploration licenses. This concession, comprising of an area of 3,919 hectares, was registered with the National Mining Registry on April 18, 2013 and expires in 2043.

Following the announcement of the sale of Sunward Investments (see “Corporate developments – Sale of Sunward Investments Ltd.”), and its ownership of the Titiribi project, we have accounted for it as a discontinued operation. The financial results have been adjusted retrospectively for the treatment as a discontinued operation.

Corporate developments

Name Change

In September 2016, we changed our name to Trilogy Metals Inc. to better reflect our Company’s naturally diversified resource base. The UKMP is located in the Ambler mining district in Northwest Alaska; a region known to host deposits rich in copper, zinc, lead, gold and silver. The Company controls the mineral rights to approximately 353,000 acres of land containing two known mineral belts, the Ambler Schist Belt and the Bornite Carbonate Sequence. The Ambler Schist Belt hosts VMS type mineralization occurring as a series of high-grade polymetallic copper-lead-zinc-gold-silver deposits along the entire 100 kilometer (70 mile) long belt. The Bornite Carbonate Sequence hosts several copper replacement targets around the Aurora and Pardner Hill prospects, in addition to an established resource identified at Bornite. Mineralization at Bornite is open to further exploration. Upon opening of the markets on September 8, 2016, our shares began trading on the TSX and the NYSE-MKT under the symbol “TMQ”. Shareholders approved the name change to Trilogy at our annual and special meeting of shareholders held on May 18, 2016.

Sale of Sunward Investments

On September 1, 2016, Trilogy completed the sale of all of the issued and outstanding shares of Sunward Investments to Brazil Resources Inc. (“BRI”) for consideration of 5,000,000 common shares of BRI, of which 2,500,000 common shares are subject to a six month holding period, and 1,000,000 BRI warrants, with each warrant exercisable into one common share of BRI for a period of two years from the completion date at an exercise price of CDN$3.50. The total consideration was valued at approximately $8.1 million. Sunward Investments, through a subsidiary, owns 100% of the Titiribi gold-copper exploration project. On December 7, 2016 BRI changed its name to GoldMining Inc.

The Company reclassified the operations of Sunward Investments as a discontinued operation, retrospectively, and recognized a gain on the sale of $4.4 million in the fourth quarter of 2016.

Long-term incentives

During the year ended November 30, 2016, the Board of Directors approved the granting of 1,785,000 stock options to employees, consultants and directors with various vesting terms over two years and 600,000 restricted share units (“RSUs”) to officers vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date.

Project activities

In the spring of 2016 we announced the release of an updated resource estimate and National Instrument 43-101 Technical Report on the Bornite Project. The update incorporated a new 3D lithology, alteration and structural model for the Bornite deposit, as well as results from previously un-sampled or partially sampled historical Kennecott drill core. A positive update with contained copper in Indicated Resources increasing from 334 to 913 million pounds constituting a 173% increase in contained metal. Total contained copper in Inferred Resources decreased from 5.7 to 5.5 billion pounds (1.8Blbs in-pit and 3.7Blbs below-pit) which constitutes a 4% decrease in contained metal due principally to moving in-pit Inferred Resources to the Indicated category. We continue to evaluate geological and hydrogeological data to support internal desktop evaluations and planning of future field investigations at the Bornite project.

In fiscal 2016, we expended $5.0 million on the UKMP Projects, mainly at Arctic, consisting of $1.3 million in wages and benefits, $0.7 million in drilling, $0.7 million in engineering expenses, $1.3 million in project support expenses, $0.4 million in land maintenance and permit expenses, and $0.3 million in environmental studies. The Company completed another successful field season in 2016 advancing the Arctic deposit towards pre-feasibility. We accomplished a 3,058 meter drill program at the Arctic Project, significant baseline environmental data collection, and furthered the engineering of the project. The summer field season was completed on time and 10% under budget, with a total spend of $5.0 million in 2016. The 2016 drill program was designed to collect data for geotechnical, hydrological, waste rock characterization and metallurgical studies as well as further resource definition.

Three drill holes representing 822 meters drilled were designed to collect geotechnical and hydrological data within the proposed Arctic open-pit. Data collected from the geotechnical/hydrological drill program was used to update a 3D structure model, rock mass model, and hydrogeology model and these results have been integrated into a combined geotechnical model that will be used for characterization of geotechnical domains and slope stability evaluation in a future pre-feasibility study.

Four drill holes representing 1,030 meters drilled were designed to collect metallurgical samples, specifically targeting material within the initial production years of the Arctic open-pit. A metallurgical test work program is currently underway and expected to be complete in Q1-2017.

Six drill holes representing 1,206 meters drilled were designed to evaluate vertical and lateral continuity of the high grade polymetallic copper, gold, silver, lead, and zinc mineralization, and support upgrading of Inferred resources to Measured and Indicated resource classification within the area of the proposed Arctic open-pit. We are pleased to announce that all six infill holes encountered mineralized intervals consistent with previous drilling conducted within the resource area on the property. Data collected from the drill program was used to update the 3D geology model. The updated geology domains and drill data will be incorporated into an updated resource estimate that will support a future pre-feasibility study.

Substantial field work was also completed to support the continuation of baseline environmental data collection. During the course of the field season, data collection was completed to support an aquatic survey, an avian and large mammal habitat survey, an archaeological survey and expansion of the wetlands delineation and surface quality work. An aquatics survey of rivers and creeks over the UKMP included identification of fish species present and tissues metals testing. An avian survey over the UKMP was conducted in May to identify bird nest locations, with a follow-up survey in July to measure fledging success. A habitat survey was completed in conjunction with the wetlands survey and will be used to inform future biological surveys. Approximately 2,400 acres were surveyed for archaeological resources in or around the potential Arctic open-pit and facilities locations. Approximately 2,900 acres of wetlands were delineated using techniques approved by the Army Corps of Engineers. On-going baseline environmental data collection included maintenance of three hydrologic gauging stations and one meteorological station. Surface water quality samples were taken from sixteen surface water locations and analyzed for a full suite of parameters including total and dissolved metals.

We continue to advance the acid-base-accounting static and kinetic test work at Arctic. Continuous down-hole samples were collected from this year’s drill program to support static testing coverage over the Arctic deposit. On-site barrel sampling was successfully completed in the spring and fall of 2016 to support the kinetics program, and in August we achieved the 40-week milestone for the parallel laboratory humidity cells; maintenance and monitoring of all kinetic tests will continue into 2017.

The LiDAR survey that was incomplete last year due to weather conditions was also completed during the summer. Final deliverables were received this fall has have already proven helpful in supporting on-going engineering design and geological modeling.

We continued our efforts on supporting the Alaska Industrial Development Export Authority ("AIDEA”) throughout 2016 towards drafting an Environmental Impact Statement (“EIS”) as prescribed under the National Environmental Policy Act process to permit the Ambler Mining District Industrial Access Project (“AMDIAP”). The AMDIAP is anticipated to provide surface access to the Ambler mining district and our UKMP Projects – Arctic and Bornite. The project design is modeled on AIDEA’s successful DeLong Mountain Transportation System (“DMTS”), which includes an industrial access road from the Red Dog Mine to the DMTS port. AIDEA worked with private industry to develop the DMTS industrial access road, and the costs of road construction were paid back through tolls on road use. AMDIAP, once complete, will provide access to the Ambler Mining District through Gates of the Arctic National Preserve. This access is guaranteed in the Alaska National Interest Lands Conservation Act (“ANILCA”).

On October 21, 2015, Alaska’s Governor authorized AIDEA to begin the EIS process and shortly thereafter, the Consolidated SF299 ANILCA applications were submitted by AIDEA to the relevant federal agencies, including the National Park Service (“NPS”), the U.S. Army Corp of Engineers (“USACE”), Bureau of Land Management (“BLM”), U.S. Coast Guard (“USCG”), and the U.S. Federal Highway Administration (“FHWA”). NPS, USACE, BLM, and FHWA have accepted the application to move forward and have determined that BLM will be the lead federal agency for the EIS, along with NPS taking the lead on the Environmental and Economic Analysis (“EEA”) per ANILCA Section 201.4(d). A project kickoff meeting with State of Alaska and Federal agencies was held in early December 2016 to discuss next steps which include the scope of work for the third party EIS contractor, anticipated timing of BLM issuance of the Notice of Intent between March 2017 and May 2017, and NPS and FHWA working on the EEA. More information on the AMDIAP and the ANILCA permitting process is available on AIDEA’s website at www.ambleraccess.org, which website is not incorporated by reference.

Outlook

In 2017, we will continue to advance the development of our UKMP Projects. We are currently working on incorporating new surface mapping, a LiDAR survey, and drill hole information into an updated 3D geology model for the Arctic deposit. The new 3D geology model will update structural, lithology, mineralization and alteration domains into an integrated geology model that can support pre-feasibility level resource evaluations and mine planning. In the first quarter of 2017, we expect to complete a resource model update for the Arctic project that will include new assays collected from 2015 and 2016 drill core, specific gravity determinations collected from waste and mineralized material, and ABA static analyses collected from the hanging wall of the Arctic deposit – these data will support upgrading of Inferred resources to Measured and Indicated resource classification as well as future pre-feasibility level mine planning and open-pit design. During summer 2016, five drill holes were completed at the Arctic project to support a pre-feasibility level metallurgical test program. We retained ALS Metallurgy of Kamloops, British Columbia to complete the test work. The study will include confirmation of the metallurgical response of a Master Composite of approximately 400 kilograms, assessment of the variance in metallurgical responses across the deposit, and completion of copper-lead separation testing – work is on-going and expected to continue into the second quarter of 2017. We continue to advance our understanding of ABA/ML waste characterization at the Arctic project, in support of this task we plan to continue monthly sampling of laboratory Humidity Cell Tests through the end of 2017.

During summer 2013, two drill holes were completed in the open-pittable Ruby Creek zone of the Bornite deposit; the core was logged as per Company standard logging procedures, sampled and shipped to the Fairbanks warehouse where samples remained in cold storage pending processing. In September 2016, we retained SGS Minerals Services of Burnaby, British Columbia to perform a mineralogical and metallurgical test program for the retained samples of the open pit zone of the Bornite deposit. The study will include mineralogical characterization through quantitative analysis (QEMSCAN) and optimization of the metallurgical parameters to best recover the base and precious metal values in the mineralized material – work is on-going and expected to continue into the second quarter of 2017. In November 2016, we retained SRK Consulting of Vancouver, British Columbia to review hydrogeological conditions at the Bornite property, update the hydrogeological conceptual model and provide recommendations for future data collection – work is on-going and expected to continue into the second quarter of 2017.

In the first half of 2017, we expect to complete a number of stand-alone and district trade-off studies that will include updated information on the Arctic and Bornite projects. These trade-off studies will guide planning of future site investigations to support pre-feasibility.

We continue to work with NANA on workforce development within NANA’s region. Through the Oversight Committee and the Workforce Development sub-committee, NANA and the Company jointly work on programs to facilitate local hiring of NANA shareholders. The Company has contributed a total of $140,000 to a scholarship fund which grants awards to NANA shareholders for either (i) the recipient’s student expenses directly related to education, i.e., academic education at an accredited institution; or (ii) the recipient’s student expenses directly related to vocational or technical schooling or training at a recognized institution intended to qualify the recipient for enhanced employment opportunities. The Workforce Development sub-committee which consists of equal representation from NANA and the Company will review all applications for 2017 and will select recipients for grant awards. We are committed to training and hiring locally. We have been very successful in hiring NANA shareholders at the UKMP Projects, achieving over 50% local hire each year over the past 5 years. In 2016, our field season employees consisted of 55% NANA shareholders and in 2017, we are committed to the continuation of hiring locally at the project.

We are also working closely with AIDEA to amend the Memorandum of Understanding (“MOU”) , originally signed in 2013, as the industrial road route has been selected and permitting documents have been submitted to the relevant US federal agencies. We will work with AIDEA, as the proponent for the AMDIAP, to have a direct input into the permitting process for the road and have the ability to attend meetings with the BLM, as the lead federal agency for the EIS process.

Summary of results

in thousands of dollars,

except for per share amounts

Selected expenses	Year ended November 30, 2016 $	Year ended November 30, 2015 $	Year ended November 30, 2014 $
General and administrative	1,337	1,346	1,484
Mineral properties expense	5,037	4,167	2,512
Professional fees	442	1,346	952
Salaries	1,003	1,085	3,012
Salaries – stock-based compensation	615	831	887
Loss from continued operations for the year	8,712	9,134	9,648
(Income)/loss from discontinued operations for the year	(3,850)	398	-
Loss and comprehensive loss for the year	4,862	9,532	9,648
Basic and diluted loss per common share	$0.05	$0.12	$0.17

For the year ended November 30, 2016, we reported a net loss of $4.9 million (or $0.05 basic and diluted loss per common share) compared to a net loss for the corresponding period in 2015 of $9.5 million (or $0.12 basic and diluted loss per common share) and a net loss of $9.6 million for the corresponding period in 2014 (or $0.17 basic and diluted loss per common share). This variance was primarily due to a one-time gain on the sale of Sunward Investments. Additionally, there were decreases in annual professional fees and stock-based compensation expense offset against an increase in mineral properties expenses in 2016.

The significant variance in 2016 relates to the gain recognized on the sale of Sunward Investments and the Titiribi Project of $4.4 million, pre-tax. This was a one-time event for which there is no comparable gain in prior years. Additionally, as a result of the sale, the operations of Sunward Investments were reclassified as a discontinued operation, retrospectively. Expenses of $0.6 million for the year ended November 30, 2016 and $0.4 million for the year ended November 30, 2015 related to the Sunward Investments operations were reclassified to discontinued operations. As Sunward was purchased by the Company in June 2015, there are no amounts prior to June 2015 included in the consolidated results. In addition to the gain recognized on the sale, we also realized $0.1 million in gains on the sale of investments received as consideration for the year ended November 30, 2016.

Professional fees for the year ended November 30, 2016 were $0.4 million, a reduction of $0.9 million from the $1.3 million incurred for the year ended November 30, 2015, and a reduction from the $1.0 million incurred for the year ended November 30, 2014. Expenses in 2016 were down significantly due to less corporate transaction activity as well as $0.2 million in costs related to the sale of Sunward recorded in discontinued operations. In 2015, expenses were incurred for legal and technical due diligence and regulatory approvals associated with the acquisition of Sunward and, in 2014, legal costs associated with private placement financing were incurred for which there is no comparable amount in the current year.

The variance in the mineral properties expense was primarily due to the differing magnitude of the field programs at our UKMP Project in 2016, 2015 and 2014. In 2016, we completed a similar-sized drill program consisting of 3,058 meters at the Arctic Project, however, we significantly increased the environmental baseline data collection and engineering site investigations compared to the 2015 program. In 2015, we completed fourteen diamond drill holes amounting to 3,056 meters at the Arctic Project, as well as engineering and environmental site investigations. In 2014, we completed a re-sampling and re-assaying program of approximately 13,000 meters of historical drill core from Bornite. Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs.

The other reduction in expenses is from a charge of $0.6 million in stock-based compensation in 2016 compared to $0.8 million in 2015, and $0.9 million in 2014. The expense recognized for the current year includes $0.4 million in expense relating to stock options and $0.3 million in expense relating to RSUs and deferred share units (“DSUs”). The 2015 expense included $0.7 million in expense relating to stock options and $0.1 million in expense relating to DSUs issued to non-executive directors in lieu of cash remuneration. The expense recognized for 2014 included $0.5 million in expense relating to stock options and $0.4 million in expense relating to previously granted RSUs and DSUs.

Other important variances for the year ended November 30, 2016 compared to the same period in 2015 and 2014 are as follows: (a) $1.3 million in general and administrative expenses in 2016 and 2015 compared to $1.5 million in due to cost reduction efforts as well as a favorable foreign exchange movement; and (b) $1.0 million in salaries in 2016 compared to $1.1 million in 2015 and $3.0 million in 2014 primarily related to cost reduction initiatives implemented in the third quarter of 2014 that reduced the number of employees in the corporate office. The salaries in 2014 also included a one-time severance cost of $1.3 million paid to former employees offset by a recovery of $0.3 million due to a reversal of accrued bonuses from 2013 to employees no longer eligible to receive payment.

The comparable basic and diluted loss per common share for 2016 is lower than 2015 and 2014 due to the gain on the sale of Sunward Investments. The 2015 basic and diluted loss per common share is lower than 2014 mainly as a result of the additional shares issued during 2015 as a result of the Sunward acquisition completed in June 2015 as well as a lower loss figure.

Fourth quarter results

During the fourth quarter of 2016, we earned income of $2.0 million compared to a net loss of $2.1 million for the comparable period in 2015. The earnings in the fourth quarter of 2016 were due to the gain on sale of Sunward Investments of $4.4 million offsetting net expenses of $2.4 million. We incurred $1.4 million of mineral property expenses in the fourth quarter of 2016 compared to $0.8 million in the fourth quarter of 2015 for fairly comparable expenses including assaying costs from the summer drill program and engineering costs for the Arctic deposit. We recognized $0.2 million in foreign exchange losses in the fourth quarter of 2016 mainly due to the movement of the Canadian dollar as a result of holding the investments in BRI. As we acquired the investments in the fourth quarter of 2016, there is no comparable amount in 2015.

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

in thousands of dollars

	Year ended November 30, 2016 $	Year ended November 30, 2015 $	Year ended November 30, 2014 $
Interest income	61	24	2
Expenses	8,918	9,158	9,650
(Income)/Loss from discontinued operations for the year	(3,850)	398	-
Loss and comprehensive loss for the year	4,862	9,532	9,648
Total assets	46,747	51,181	36,826
Total liabilities	593	751	979

Quarterly information

in thousands of dollars,

except per share amounts

	Q4 2016	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015
	11/30/16 $	08/31/16 $	05/31/16 $	02/28/16 $	11/30/15 $	08/31/15 $	05/31/15 $	02/28/15 $
Interest and other income	10	15	18	18	12	8	4	-
Mineral property expenses	1,430	2,617	458	532	779	2,771	291	327
Income (loss) from discontinued operations for the period	4,561	(352)	(187)	(172)	(200)	(198)	-	-
Earnings (loss) for the period	2,025	(3,544)	(1,648)	(1,695)	(2,090)	(4,162)	(1,750)	(1,530)
Earnings (loss) per common share – basic and diluted	0.02	(0.03)	(0.02)	$(0.02)	(0.02)	(0.04)	(0.03)	(0.03)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of Sunward and financing activities.

Our loss for the first quarter ended February 28, 2015 was significantly reduced in comparison to previous first quarter periods due to the Company’s cost cutting efforts to reduce professional fees, salaries and mineral property expenses. During the first quarter of 2015, we incurred mineral property expense of $0.3 million mainly on community support and project staff salaries as our field season this year did not commence until early in the third quarter. During the second quarter of 2015, we incurred $0.3 million in mineral property expenses, the same level of activities as the first quarter of 2015. We also incurred $0.7 million in professional fees during the second quarter of 2015 mainly due to the acquisition of Sunward. During the third quarter of 2015, we incurred mineral property expenses of $2.8 million as we completed our drilling program. We also incurred $0.2 million of discontinued operation costs operating Sunward. As a result, our loss for the third quarter ended August 31, 2015 is higher compared to previous quarter losses. Our net loss for the fourth quarter of 2015 of $2.1 million consists of $0.8 million in mineral property expenses incurred for assay costs and engineering studies conducted in the fall as well as $0.2 million in discontinued operation costs from Sunward.

Our loss for the first quarter ended February 28, 2016 is slightly increased compared to the first quarter ended February 28, 2015 due to increased mineral property expenses relating to engineering studies completed in advance of the 2016 field program, as well as costs related to operating Sunward. During the second quarter of 2016, we incurred $0.5 million in mineral property expenses due to field season starting up in the last month of the second quarter and $0.2 million in discontinued operations relating to Sunward. During the third quarter of 2016, we incurred mineral property expenses of $2.6 million as we completed our drilling program. As a result, our loss for the third quarter ended August 31, 2016 is higher compared to previous third quarter losses. We recognized earnings for the fourth quarter of 2016 of $2.0 million due to the gain on the sale of Sunward. Adjusted for the discontinued operations, the fourth quarter periods are comparable.

Liquidity and capital resources

At November 30, 2016, we had $7.3 million in cash and cash equivalents. We expended $8.9 million on operating activities during the 2016 fiscal year compared with $8.4 million for operating activities for the same period in 2015, and expenditures of $8.6 million for operating activities for the same period in 2014. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, professional fees, salaries and general and administrative expenses. The increase in cash spent in the year ended November 30, 2016 is mainly due to increased mineral property expenses of $0.9 million, increased discontinued operations expense of $0.2 million expended on Sunward offset by decreased professional fees of $0.9 million. As at November 30, 2016, the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements for the next year. Future financings are anticipated through equity financing, debt financing, the sale of investments, convertible debt, or other means.

During the year ended November 30, 2014, we raised $7.2 million in proceeds from the completion of a private placement in July 2014. There was no comparable amount from financing activities in 2015 or 2016.

During the year ended November 30, 2016, we raised $0.2 million in sales from investments acquired through the sale of Sunward Investments. During the year ended November 30, 2015, we generated $19.4 million from investing activities through the acquisition of Sunward. There was no comparable amount from investing activities in 2014. In 2014 and 2015, to conserve cash, our expenditures were minimal and limited to replacements that were absolutely necessary. In 2016, we spent $0.1 million purchasing vehicles and equipment to replace older vehicles.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at November 30, 2016 are as follows.

in thousands of dollars,

unless otherwise specified

	Total $	< 1 Year $	1–3 Years $	3–5 Years $	> 5 Years $
Accounts payable and accrued liabilities	593	593	-	-	-
Office lease	75	75	-	-	-
Total	668	668	-	-	-

On January 25, 2013, the Company entered into a commitment to lease office space effective May 1, 2013 for a period of four years with a remaining total commitment at November 30, 2016 of $0.08 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $0.08 million.

Outstanding share data

At February 2, 2017, we had 105,501,761 common shares issued and outstanding. At February 2, 2017, we had outstanding 6,521,740 warrants with an exercise price of $1.60 each, 7,562,765 stock options with a weighted-average exercise price of $0.53, 958,648 DSUs, 600,002 RSUs, 66,664 NovaGold Arrangement Options with a weighted-average exercise price of $3.91, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold Arrangement Options and NovaGold DSUs, please refer to note 8 in our November 30, 2016 audited consolidated financial statements. Upon exercising all of forgoing convertible securities, the Company would be required to issue an aggregate of 15,713,266 common shares.

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, investments, and accounts payable and accrued liabilities. The fair value of the financial instruments approximates their carrying value due to the short-term nature of their maturity. Our financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. Our investments are held for trading and are marked-to-market at each period end with changes in fair value recorded to the statement of loss.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States, Canada, and previously operated in Colombia with some expenses incurred in Canadian dollars and Colombian pesos. Our exposure to currency risk at November 30, 2016 is limited to the Canadian dollar consisting of cash of CDN$451,000, accounts receivable of CDN$32,000, deposits amounts of CDN$146,000, investments of CDN$10,521,000 and accounts payable of CDN$528,000. Based on a 1% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $79,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions. The Company’s accounts receivable consist of GST receivable from the Federal Government of Canada and other receivables for recoverable expenses. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. The Company does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of our capital structure and financial leverage. Future financings may be obtained through debt financing, equity financing, sales of investments, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled “Liquidity and capital resources.”

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2016, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our November 30, 2016 audited consolidated financial statements

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

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Significant judgments are made in assessing the possibility of impairment. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, indications of value from external sources, significant changes in the legal, business or regulatory environment, and adverse changes in the use of physical condition of the asset. These factors are subjective and require consideration at each period end. If an indicator of impairment is determined to exist, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange rates, production levels and operating capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset.

Income taxes

We must make estimates and judgments in determining the provision for income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits including interest and penalties. We are subject to income tax law in the United States, Canada and previously in Colombia. The evaluation of tax liabilities involving uncertainties in the application of complex tax regulation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. The evaluation of an uncertain tax position requires significant judgment, and a change in such recognition would result in an additional charge to the income tax expense and liability.

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

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the US Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2016. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2016, the Company’s internal control over financial reporting was effective.

Risk factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 2, 2017 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Additional information

Additional information regarding the Company, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

For the required supplementary data, please see the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results and Fourth Quarter Results” above.

Trilogy Metals Inc.

(An Exploration-Stage Company)

Consolidated Financial Statements

November 30, 2016, 2015 and 2014

(expressed in US dollars)

Management’s Report on Internal Control over Financial Reporting

The management of Trilogy Metals Inc. is responsible for establishing and maintaining adequate internal control over financial reporting under Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act. The Securities Exchange Act of 1934 defines this as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting is effective as of November 30, 2016.

/s/ Rick Van Nieuwenhuyse	/s/ Elaine Sanders

Rick Van Nieuwenhuyse	Elaine Sanders
President & Chief Executive Officer	Vice President & Chief Financial Officer

February 2, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders of Trilogy Metals Inc. (formerly known as NovaCopper Inc.)

We have audited the accompanying consolidated balance sheets of Trilogy Metals Inc. as of November 30, 2016 and 2015 and the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended November 30, 2016. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trilogy Metals Inc. as of November 30, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

signed “PricewaterhouseCoopers LLP”

Chartered Professional Accountants

Vancouver, British Columbia

February 2, 2017

Trilogy Metals Inc.

(An Exploration-Stage Company)

Consolidated Balance Sheets

As at November 30, 2016 and 2015

in thousands of US dollars

	November 30, 2016 $	November 30, 2015 $
Assets
Current assets
Cash and cash equivalents	7,340	16,064
Accounts receivable	47	39
Deposits and prepaid amounts	724	688
Current investments (note 10)	7,538	-
Current assets held for sale (note 3)	-	94
	15,649	16,885

Assets held for sale (note 3)	-	3,537
Investments (note 10)	297	-
Plant and equipment (note 5)	215	173
Mineral properties and development costs (note 6)	30,586	30,586
	46,747	51,181
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 7)	593	712
Current liabilities held for sale (note 3)	-	39
	593	751
Shareholders’ equity
Share capital (note 8) – unlimited common shares authorized, no par value Issued -105,286,469 (2015 – 104,796,421)	136,357	136,040
Warrants (note 8(e))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 8(a, b, c))	18,134	17,841
Contributed surplus – units (note 8(d))	1,140	1,164
Deficit accumulated during the exploration stage	(111,764)	(106,902)
	46,154	50,430
	46,747	51,181

Commitments and contingencies (notes 6, 8, 12, 13)

Subsequent events (note 13)

(See accompanying notes to the consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

(An Exploration-Stage Company)

Consolidated Statements of Loss and Comprehensive Loss

For the Years Ended November 30

in thousands of US dollars, except share and per share amounts

	2016 $	2015 $	2014 $
Expenses
Amortization	79	292	750
Foreign exchange loss	204	3	2
General and administrative	1,337	1,346	1,484
Investor relations	201	88	51
Mineral properties expense (note 6(c))	5,037	4,167	2,512
Professional fees	442	1,346	952
Salaries	1,003	1,085	3,012
Salaries – stock-based compensation	615	831	887
Total expenses	8,918	9,158	9,650
Other items
Unrealized gain on held for trading investments	(88)	-	-
Gain on sale of investments	(57)	-	-
Interest and other income	(61)	(24)	(2)
Loss from continuing operations for the year	8,712	9,134	9,648

Loss from discontinued operations	598	398	-
Gain on sale of Sunward Investments Ltd.	(4,448)	-	-
(Income)/loss from discontinued operations for the year (note 3)	(3,850)	398	-
Loss and comprehensive loss for the year	4,862	9,532	9,648

Basic and diluted loss from continuing operations per common share	$0.08	$0.11	$0.17
Basic (earnings)/loss from discontinued operations per common share	$(0.04)	$0.01	-
Diluted (earnings)/loss from discontinued operations per common share	$(0.04)	$0.01	-
Basic and diluted loss per common share	$0.05	$0.12	$0.17
Weighted average number of common shares outstanding	105,103,952	80,312,913	56,268,326

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

(An Exploration-Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended November 30

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – 2013	53,066,656	104,895	-	152	17,248	2,584	(87,722)	37,157
Exercise of NovaGold Arrangement Options	46,929	631	-	-	(615)	-	-	16
NovaGold Performance Share Units	14,166	28	-	(28)	-	-	-	-
Private placement	6,521,740	5,068	2,163	-	-	-	-	7,231
Restricted Share Units	492,501	929	-	-	-	(929)	-	-
Deferred Share Units	154,373	282	-	-	-	(78)	-	204
Stock-based compensation	-	-	-	-	456	431	-	887
Loss for the year	-	-	-	-	-	-	(9,648)	(9,648)
Balance – 2014	60,296,365	111,833	2,163	124	17,089	2,008	(97,370)	35,847
Issuance pursuant to Sunward Arrangement	43,116,312	22,851	-	-	108	-	-	22,959
Restricted Share Units to settle liability	-	-	-	-	-	183	-	183
Exercise of options	7,499	7	-	-	(7)	-	-	-
Exercise of Sunward Arrangement Options	347,999	177	-	-	(35)	-	-	142
Restricted Share Units	795,368	819	-	-	-	(819)	-	-
Deferred Share Units	232,878	353	-	-	-	(353)	-	-
Stock-based compensation	-	-	-	-	686	145	-	831
Loss for the year	-	-	-	-	-	-	(9,532)	(9,532)
Balance – 2015	104,796,421	136,040	2,163	124	17,841	1,164	(106,902)	50,430
Exercise of options	162,854	65	-	-	(65)	-	-	-
Restricted Share Units	108,399	34	-	-	-	(63)	-	(29)
Deferred Share Units	218,795	218	-	-	-	(218)	-	-
Stock-based compensation	-	-	-	-	358	257	-	615
Loss for the year	-	-	-	-	-	-	(4,862)	(4,862)
Balance – 2016	105,286,469	136,357	2,163	124	18,134	1,140	(111,764)	46,154

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

(An Exploration-Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended November 30

in thousands of US dollars

	2016 $	2015 $	2014 $
Cash flows used in operating activities
Loss for the year	(4,862)	(9,532)	(9,648)
Items not affecting cash
Amortization	174	355	750
Gain on sale of Sunward Investments Ltd.	(4,448)	-	-
Unrealized gain on held for trading investments	(88)	-	-
Unrealized foreign exchange loss	184	-	-
Gain on sale of investments	(57)	-	-
Stock-based compensation	615	831	887
Net change in non-cash working capital
Decrease (increase) in accounts receivable	(8)	156	(86)
Decrease (increase) in deposits and prepaid amounts	(59)	(28)	16
Increase (decrease) in accounts payable, accrued liabilities and due to related parties	(143)	(217)	(558)
	(8,692)	(8,435)	(8,639)
Cash flows from (used in) financing activities
Proceeds from private placement, net	-	-	7,231
Proceeds received on exercise of options	-	-	16
Proceeds received on exercise of Sunward Arrangement Options	-	142	-
Settlement of Restricted Share Units	(29)	-	-
	(29)	142	7,247
Cash flows from (used in) investing activities
Acquisition of plant & equipment	(122)	(48)	(18)
Proceeds from disposition of equipment	-	7	-
Proceeds from the sale of investments	228	-	-
Net cash outflow from the disposition of Sunward Investments Ltd.	(184)	-	-
Cash acquired through Sunward Arrangement	-	19,399	-
	(78)	19,358	(18)
Increase (decrease) in cash and cash equivalents	(8,799)	11,065	(1,410)
Cash and cash equivalents – beginning of year	16,139	5,074	6,484
Cash and cash equivalents – end of year	7,340	16,139	5,074
Less cash and cash equivalents of discontinued operations – end of year	-	(75)	-
Cash and cash equivalents of continuing operations – end of year	7,340	16,064	5,074

	2016 $	2015 $	2014 $
Non-cash investing and financing activities
Acquisition of investments from the sale of Sunward Investments Ltd.	8,102	-	-
Issuance of common shares and arrangement options on acquisition of Sunward	-	22,959	-

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

(An Exploration-Stage Company)

Notes to the Consolidated Financial Statements

1	Nature of operations

Trilogy Metals Inc., formerly NovaCopper Inc., (“Trilogy” or the “Company”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company changed its name from NovaCopper Inc. to Trilogy Metals Inc. on September 1, 2016 to better reflect its diversified metals resource base. The Company is engaged in the exploration and development of mineral properties with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”).

2	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Trilogy and its wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”). These consolidated financial statements include the accounts of Sunward Resources Ltd. (“Sunward”), Sunward Investments Ltd. (“Sunward Investments”) and Sunward Resources Limited (“Sunward BVI”) for the period June 19, 2015 to September 1, 2016, as applicable. Sunward BVI has registered a branch, Sunward Resources Sucursal Colombia, to do business in Colombia. All significant intercompany transactions are eliminated on consolidation.

On June 19, 2015, we completed the acquisition of Sunward, which held 100% ownership in the Titiribi gold-copper exploration project in Colombia through Sunward Investments. Sunward was converted to Sunward Resources Unlimited Liability Company on June 19, 2015 and wound-up on February 29, 2016. On September 1, 2016, we completed the sale of Sunward Investments and the Titiribi project.

All figures are in United States dollars unless otherwise noted. References to CDN$ refer to amounts in Canadian dollars.

These financial statements were approved by the Company’s Board of Directors for issue on February 2, 2017.

Cash and cash equivalents

Cash and cash equivalents comprise of highly liquid investments maturing less than 90 days from date of initial investment. Cash and cash equivalents are designated as loans and receivables.

Plant and equipment

Plant and equipment are recorded at cost and amortization begins when the asset is put into service. Amortization is calculated on a straight-line basis over the respective assets’ estimated useful lives. Amortization periods by asset class are:

Computer hardware and software	3 years
Machinery and equipment	3 years
Office furniture and equipment	5 years
Vehicles	3 years
Leasehold Improvements	lease term

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. Mineral property exploration expenditures are expensed when incurred. When it has been established that a mineral deposit is commercially mineable, an economic analysis has been completed in accordance with SEC Industry Guide 7 and permits are obtained, the costs subsequently incurred to develop a mine on the property prior to the start of mining operations are capitalized. Capitalized costs will be amortized following commencement of production using the unit of production method over the estimated life of proven and probable reserves.

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

Financial instruments

Held-for-trading financial assets and liabilities are recorded at fair value as determined by active market prices or valuation models, as appropriate. Valuation models require the use of assumptions which may include the expected life of the instrument, the expected volatility, dividend payouts, and interest rates. In determining these assumptions, management uses readily observable market inputs where available or, where not available, inputs generated by management. Changes in fair value of held-for-trading financial instruments are recorded in income or loss for the period. Held-for-trading financial assets consist of common share and warrant investments in a publicly-held mining company.

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

Earnings and loss per share

Earnings and loss per common share is calculated based on the weighted average number of common shares outstanding during the year. The Company follows the treasury stock method in the calculation of diluted earnings per share. Under the treasury stock method, the weighted average number of common shares outstanding used for the calculation of diluted loss per share assumes that the proceeds to be received on the exercise of dilutive stock options and warrants are used to repurchase common shares at the average market price during the period.

Stock-based compensation

Compensation expense for options granted to employees, directors and certain service providers is determined based on estimated fair values of the options at the time of grant using the Black-Scholes option pricing model, which takes into account, as of the grant date, the fair market value of the shares, expected volatility, expected dividend yield and the risk-free interest rate over the expected life of the option. The compensation cost is recognized using the graded attribution method over the vesting period of the respective options. The expense relating to the fair value of stock options is included in expenses and is credited to contributed surplus. Shares are issued from treasury in settlement of options exercised.

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

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant estimates include the basis of impairment of mineral properties, accounting for business combinations, income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

Accounting standards adopted

Development stage entity

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, of which Trilogy had been classified. Upon adoption, certain financial reporting disclosures have been eliminated including the presentation of an inception-to-date statement of income and cash flow. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company adopted this standard as of December 1, 2015. As a result of adopting the standard, the Company no longer includes the cumulative during exploration stage column previously presented on the statement of loss and comprehensive loss and statement of cash flows.

Recent accounting pronouncements

i.	Extraordinary Items

In January 2015, the FASB issued guidance to eliminate the concept of extraordinary items (“ASU 2015-01”). This will mean the Company will not present any items as extraordinary items in the future. This update is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. We have assessed that there is no impact and the Company will adopt the standard beginning December 1, 2016.

ii.	Leases

In February 2016, the FASB issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”). This will result in most leases being capitalized as a right of use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal year 2020. We expect the adoption will have an impact as we expect to capitalize leases that are not currently recognized on the balance sheet and are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position.

iii.	Stock-based compensation

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

3	Sale of Sunward Investments Ltd

On September 1, 2016, Trilogy completed the sale of Sunward Investments to Brazil Resources Inc. (“BRI”), a public company listed on the TSX-Venture exchange, of all of the issued and outstanding shares of Sunward Investments for consideration of 5,000,000 common shares of BRI valued at $7.8 million and 1,000,000 warrants, with each warrant exercisable into one common share of BRI for a period of two years at an exercise price of Cdn$3.50, valued at $0.3 million for total consideration of $8.1 million. On December 7, 2016, BRI changed its name to GoldMining Inc. Of the common shares received, 2,500,000 common shares were saleable immediately with the remaining 2,500,000 common shares saleable six months following the close. Sunward Investments, through a subsidiary, owns 100% of the Titiribi gold-copper exploration project located approximately 70 kilometers southwest of the city of Medellin, in Antioquia Department, Colombia. Trilogy acquired Sunward Investments and the Titiribi project as part of its acquisition of Sunward in a business combination which closed on June 19, 2015 (Note 4).

The Company recognized a gain on the sale of Sunward Investments of $4.4 million as of September 1, 2016 as outlined below.

in thousands of dollars
$

Consideration received	8,102
Cash reimbursement from BRI	51
Net assets sold	(3,545)
Transaction costs	(160)
Gain on sale of Sunward Investments	4,448

The fair value of the common shares received was determined based on the closing price of BRI of $1.56 (CDN$2.04) at the date of completion. The fair value of the BRI warrants was determined using the Black-Scholes option pricing model. Assumptions used in the pricing model in the measurement of the fair value of the warrants are as follows:

Risk-free interest rates	0.59%
Exercise price	CDN$3.50
Expected life	2 years
Expected forfeiture rate	0%
Expected volatility	66.9%
Expected dividends	Nil

The common shares and warrants received have been designated as held-for-trading financial assets.

Following the announcement, the Company classified the operations of Sunward Investments as discontinued operations, retrospectively. The following expenses comprise the discontinued operations of Sunward Investments and substantially the entire Colombian segment of the Company for the periods of ownership noted.

in thousands of dollars

	December 1, 2015 - September 1, 2016 $	June 19, 2015 – November 30, 2015 $
Amortization	95	63
Foreign exchange loss	4	23
General and administrative	5	3
Mineral properties expense	460	309
Professional fees	34	-
Discontinued operations expense for the year	598	398
Gain on sale of Sunward Investments Ltd.	(4,448)	-
(Income)/loss from discontinued operations for the year	(3,850)	398

4	Acquisition of Sunward Resources Ltd.

On June 19, 2015, the Company closed a definitive agreement to acquire all of the issued and outstanding common shares of Sunward, by way of a court-approved plan of arrangement (the “Sunward Arrangement”). Under the terms of the Sunward Arrangement, Sunward shareholders received 0.3 of a Trilogy common share for each Sunward common share held. On June 19, 2015, the Company issued 43,116,312 common shares of Trilogy (“Common Shares”) to Sunward shareholders and holders of Sunward deferred share units pursuant to the Sunward Arrangement. Each Sunward stock option outstanding was exchanged for a fully-vested option (“Sunward Arrangement Option”) to purchase Trilogy Common Shares for a period of 90 days, with the number of shares issuable and exercise price adjusted based on an exchange ratio of 0.3 Trilogy options for each of Sunward’s 8,350,000 options outstanding immediately prior to completion of the arrangement. As a result, 2,505,000 Sunward Arrangement Options were exchanged for the Sunward options and all have subsequently been exercised or expired. Consideration transferred to consummate the Sunward Arrangement comprised of the issuance of 43,116,312 Common Shares valued at $22.9 million and 2,505,000 Sunward Arrangement options valued at $0.1 million. The value of the Common Shares issued was calculated based on the closing price of Trilogy Common Shares on June 18, 2015 of $0.53, the date of last trading prior to the closing of the acquisition. The fair value of the Sunward Arrangement Options was determined using the Black-Scholes option pricing model.

Assumptions used in the pricing model in the measurement of the fair value of the Sunward Arrangement Options are as follows:

Risk-free interest rates	0.62%
Exercise price	CDN$0.54-6.27
Expected life	0.245 years
Expected forfeiture rate	0%
Expected volatility	50.2%
Expected dividends	Nil

This acquisition has been accounted for as a business combination under ASC 805. The Company incurred $0.8 million in acquisition costs related to the Sunward Arrangement which are included in professional fees on the consolidated statement of loss and comprehensive loss for the year ended November 30, 2015.

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

The consolidated financial statements included herein reflect the results of operations of Sunward since the June 19, 2015 acquisition date. Following the announcement of the sale of Sunward Investments outlined in Note 3, the operations have been classified as discontinued operations.

5	Plant and equipment

in thousands of dollars

November 30, 2016
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	46	(33)	13
Leasehold improvements	32	(28)	4
Computer hardware and software	108	(96)	12
Alaska, USA
Machinery, and equipment	2,921	(2,798)	123
Vehicles	348	(285)	63
Computer hardware and software	31	(31)	-
	3,486	(3,271)	215

in thousands of dollars

November 30, 2015
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	46	(24)	22
Leasehold improvements	32	(20)	12
Computer hardware and software	103	(77)	26
Alaska, USA
Machinery, and equipment	2,877	(2,777)	100
Vehicles	275	(262)	13
Computer hardware and software	31	(31)	-
	3,364	(3,191)	173

6	Mineral properties and development costs

in thousands of dollars

	November 30, 2015 $	Acquisition costs $	November 30, 2016 $
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

in thousands of dollars

	November 30, 2014 $	Acquisition costs $	November 30, 2015 $
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586		30,586

(a)	Ambler

On January 11, 2010, NovaGold Resources Inc. (“NovaGold”), through Alaska Gold Company (“AGC”), at the time a wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt, through a series of cash and share payments. Total fair value of the consideration was $26.6 million. The vendor retained a 1% net smelter return royalty that the owner of the property can purchase at any time for a one-time payment of $10.0 million.

The Ambler lands were acquired on October 17, 2011 by NovaCopper US through a purchase and sale agreement with AGC. On October 24, 2011, NovaGold transferred its ownership of NovaCopper US to the Company, then a wholly owned subsidiary of NovaGold, which was subsequently spun-out to NovaGold shareholders and publicly listed on April 30, 2012 (“NovaGold Arrangement”).

(b)	Bornite

On October 19, 2011, NovaCopper US acquired the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands, and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act, located adjacent to the Ambler lands in Northwest Alaska. As consideration, NovaCopper US paid $4 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects through an Exploration Agreement and Option to Lease with NANA. NANA also has the right to appoint a member to Trilogy’s board of directors before April 2017. NANA has not exercised their right to appoint a board member at this time. Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after NovaCopper US has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the classification of land from which production originates.

(c)	Mineral properties expense

The following table summarizes mineral properties expense for the years ended November 30, 2016, 2015 and 2014.

In thousands of dollars

	2016 $	2015 $	2014 $
Alaska, USA
Community	299	126	137
Drilling	712	698	-
Engineering	699	441	117
Environmental	314	88	36
Geochemistry and geophysics	82	70	238
Land and permitting	426	421	378
Other income	(34)	(209)	(9)
Project support	1,254	1,411	438
Wages and benefits	1,285	1,122	1,177
Mineral property expense	5,037	4,167	2,512

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to November 30, 2016 is $63.0 million and cumulative acquisition costs are $30.6 million totaling $93.6 million spent to date.

7	Accounts payable and accrued liabilities

in thousands of dollars

	November 30, 2016 $	November 30, 2015 $
Trade accounts payable	160	161
Accrued liabilities	281	442
Accrued salaries and vacation	152	109
Accounts payable and accrued liabilities	593	712

8	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2013	53,066,656	104,895
Exercise of NovaGold Arrangement Options	46,929	631
NovaGold Performance Share Units	14,166	28
Private placement	6,521,740	5,068
Restricted Share Units	492,501	929
Deferred Share Units	154,373	282
November 30, 2014	60,296,365	111,833
Issued pursuant to the Sunward Arrangement	43,116,312	22,851
Exercise of options	7,499	7
Exercise of Sunward Arrangement Options	347,999	177
Restricted Share Units	795,368	819
Deferred Share Units	232,878	353
November 30, 2015	104,796,421	136,040
Exercise of options	162,854	65
Restricted Share Units	108,399	34
Deferred Share Units	218,795	218
November 30, 2016, issued and outstanding	105,286,469	136,357

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue up to 6,181,352 common shares, once vested and exercised, to satisfy holders of NovaGold warrants (“NovaGold Warrants”), performance share units (“NovaGold PSUs”) and deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When exercised or vested, Trilogy committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. All NovaGold Warrants have been exercised and all NovaGold PSUs have vested. As of November 30, 2016, 20,685 NovaGold DSUs remain outstanding representing a right to receive 3,447 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board, and 312,195 NovaGold Arrangement Options remain outstanding as disclosed in note 8b.

Refer to note 4 for a description of Common Shares issued pursuant to the Sunward Arrangement. All Sunward Arrangement Options have been exercised or expired.

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

During the year ended November 30, 2016, 1,785,000 options (2015 – 3,813,350 options) at a weighted-average exercise price of CDN$0.43 (2015 - CDN$0.55) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two year period. The weighted-average fair value attributable to options granted in 2016 was $0.13 (2015 - $0.17).

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

	November 30, 2016	November 30, 2015	November 30, 2014
Risk-free interest rates	0.52%	0.42-1.12%	1.16%
Exercise price	CDN$0.43	CDN$0.55	CDN$1.22
Expected life	3.0 years	3.0 years	3.0 years
Expected volatility	59.4%	56.8-59.5%	60.2%
Expected dividends	Nil	Nil	Nil

The Company recognized a stock option payments charge of $0.4 million for the year ended November 30, 2016 (2015 - $0.7 million; 2014 - $0.5 million), net of forfeitures.

As of November 30, 2016, there were 1,401,675 non-vested options outstanding with a weighted average exercise price of $0.37; the non-vested stock option expense not yet recognized was $0.05 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

		November 30, 2016
	Number of options	Weighted average exercise price $
Balance – beginning of year	5,288,350	0.57
Granted	1,785,000	0.33
Exercised	(422,199)	0.38
Forfeited	(601,718)	0.58
Balance – end of year	6,049,433	0.50

The following table summarizes information about the stock options outstanding at November 30, 2016.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.33 to $0.99	5,994,433	3.51	0.50	4,592,758	0.53	1,401,675
$1.00 to $1.47	55,000	1.42	1.47	55,000	1.47	-
	6,049,433	3.49	0.50	4,647,758	0.55	1,401,675

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2016 was $0.6 million (2015 - $nil, 2014 - $nil) and the aggregate intrinsic value of exercised options in 2016 was $0.1 million.

(b)	NovaGold Arrangement Options

Under the NovaGold Arrangement, holders of NovaGold stock options received one option in Trilogy for every six options held in NovaGold (“NovaGold Arrangement Options”). All NovaGold Arrangement Options are vested and subject to NovaGold’s stock option plan. The options were fully expensed during the year ended November 30, 2014 and no further expense is recognized.

A summary of the NovaGold Arrangement Options and changes during the year ended is as follows:

		November 30, 2015
	Number of options	Weighted average exercise price $
Balance – beginning of year	509,272	4.77
Forfeited	(27,199)	4.68
Expired	(169,878)	5.61
Balance – end of year	312,195	4.28

The following table summarizes information about the NovaGold Arrangement Options outstanding at November 30, 2016.

	Outstanding and exercisable
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $
$2.75 to $3.99	49,998	0.33	2.91
$4.00 to $5.99	245,531	0.02	4.41
$6.00 to $6.48	16,666	0.50	6.45
	312,195	0.09	4.28

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise price) at November 30, 2016 was $nil (2015 - $nil, 2014 – $nil).

(c)	Sunward Arrangement Options

Under the Sunward Arrangement, each Sunward stock option outstanding was exchanged for a fully-vested Sunward Arrangement Option to purchase Trilogy Common Shares for a period of 90 days, such number and exercise price adjusted based on an exchange ratio of 0.3 Trilogy options for each Sunward option. A total of 2,505,000 options were exchanged and all were exercised or expired during the year ended November 30, 2015.

During the year ended November 30, 2015, 347,999 Sunward Arrangement Options were exercised for proceeds of approximately CDN$188,000 (US$142,000), and 2,157,001 expired. The aggregate intrinsic value of exercised Sunward Arrangement Options in 2015 was $0.01 million.

(d)	Restricted Share Units and Deferred Share Units

The Company has a Restricted Share Unit Plan (“RSU Plan”) and a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees, officers and directors. The RSU Plan and DSU Plan may be settled in cash and/or Common Shares at the Company’s election with each RSU and DSU entitling the holder to receive one common share of the Company or equivalent value. All units are accounted for as equity-settled awards.

On June 15, 2016, 75,000 DSUs were granted to a new director which vested immediately and are to be paid out at the time of retirement from the Board of Directors. The remaining 164,582 DSUs were granted to directors throughout the year ended November 30, 2016 based on their election to receive 50% of their annual retainer in DSUs.

On December 23, 2015, 600,000 RSUs were granted to officers vesting over a two year period.

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of year	-	904,603
Granted	600,000	239,582
Vested/paid	(199,999)	(218,795)
Balance – end of year	400,001	925,390

For the year ended November 30, 2016, Trilogy recognized a stock-based compensation charge of $0.3 million (2015 - $0.1 million, 2014 - $0.4 million), net of forfeitures for RSUs and DSUs.

(e)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the year ended November 30, 2016 is as follows:

	Number of Warrants	Weighted average years to expiry	Weighted average exercise price $
Balance – beginning of year	6,521,740	2.60	1.60
Balance – end of year	6,521,740	2.60	1.60

9	Management of capital risk

The Company relies upon management to manage capital in order to accomplish the objectives of safeguarding the Company’s ability to continue as a going concern in order to pursue the development of its mineral properties and maintain a capital structure which optimizes the costs of capital at an acceptable risk. The Company’s current capital consists of equity funding through capital markets, cash acquired from the Sunward Arrangement, and the sale of marketable securities.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, investments, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The Company’s investments are held for trading and are marked-to-market at each period end with changes in fair value recorded to the statement of loss.

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(e)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States, Canada, and previously operated in Colombia with some expenses incurred in Canadian dollars and Colombian pesos. The Company’s exposure to currency risk at November 30, 2016 is limited to the Canadian dollar (“CDN”) consisting of cash of CDN$451,000, accounts receivable of CDN$32,000, deposit amounts of CDN$146,000, investments of CDN$10,521,000 and accounts payable of CDN$528,000. Based on a 1% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $79,000.

(f)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions. The Company’s accounts receivable consist of GST receivable from the Federal Government of Canada and other receivables for recoverable expenses. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(g)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at November 30, 2016 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	593	593	-	-	-
Office lease (note 12)	75	75	-	-	-
	668	668	-	-	-

(h)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2016, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Fair value accounting

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity)

The levels in the fair value hierarchy into which the Company’s financial assets and liabilities that are measured and recognized at fair value on a recurring basis were categorized as follows:

in thousands of dollars

	November 30, 2016 $			November 30, 2015 $
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Current investments – shares	7,538	-	-	-	-	-
Investments – warrants	-	-	297	-	-	-

The Company’s investments consist of shares and warrants in a publicly-held mining company. The share investments are recorded as current investments and are valued using quoted market prices in active markets and as such are classified as a Level 1 financial instrument. The warrants are valued using a Black-Scholes pricing model and are considered a Level 3 financial instrument because the valuation models have significant unobservable inputs.

11	Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

in thousands of dollars

	November 30, 2016 $	November 30, 2015 $	November 30, 2014 $
Combined federal and provincial statutory tax rate	26.00%	26.00%	26.00%
Income taxes at statutory rate	(1,264)	(2,479)	(2,508)
Difference in foreign tax rates	(750)	(680)	(580)
Effect of foreign exchange changes	(339)	2,264	-
Non-taxable gain on the sale of Sunward Investments	(545)	-	-
Non-deductible expenditures	175	239	243
Return to provision adjustments	(510)	(102)	(224)
Other	(68)	-	-
Disposition of Sunward Investments	7,051	-	-
Valuation allowance	(3,750)	758	3,069
Income tax expense	-	-	-

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2016 and 2015 are as follows:

in thousands of dollars

	November 30, 2016 $	November 30, 2015 $
Deferred income tax assets
Non-capital losses	58,204	63,397
Mineral property interest	14,491	14,116
Deferred interest	9,040	9,040
Property, plant and equipment	47	61
Share issuance costs	126	198
Other deductible temporary differences	450	575
Total deferred tax assets	82,358	87,387
Valuation allowance	(82,344)	(86,094)
Net deferred income tax assets	14	1,293
Deferred income tax liabilities
Mineral property interest	-	(1,109)
Other taxable temporary differences	(14)	(184)
Deferred income tax liabilities	(14)	(1,293)
Net deferred income tax assets	-	-

The Company has loss carry-forwards of approximately $153.1 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company, as described in note 1. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

in thousands of dollars

	Non-capital losses Canada $	Operating losses United States $
2017	-	-
2018	-	4,206
2019	-	975
2020	-	830
Thereafter	31,262	115,797
	31,262	121,808

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

On June 19, 2015, we completed the Sunward acquisition which resulted in an acquisition of control of Sunward Resources ULC under of the Income Tax Act in Canada. Therefore, the Company’s ability to use approximately $15.2 million of losses in Canada may be limited.

12	Commitment

The Company has commitments in respect of office leases requiring future minimum lease payments as follows:

in thousands of dollars

November 30, 2016 $
2017	75
Total	75

13	Subsequent events

On January 30, 2017, the Company entered into a commitment to lease office space for a period of seven years with a total commitment of $1.3 million.

On December 15, 2016, 525,000 stock options were granted to directors vesting immediately and 1,070,000 stock options were granted to employees vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date. Also on December 15, 2016, 600,000 RSUs were granted to officers vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant. The first tranche of the RSUs vesting on December 15, 2016 were settled through the issuance of 104,599 Common Shares and cash payment of $0.06 million used to satisfy payroll withholding taxes.

On December 23, 2016, 200,000 RSUs vested and were settled through the issuance of 104,599 Common Shares and cash payment of $0.06 million used to satisfy payroll withholding taxes.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2016. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2016, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the year ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2017 Proxy Statement regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” and “Information Concerning The Board Of Directors And Executive Officers” is incorporated by reference in this section. The information under the heading “Executive Officers of Trilogy” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. The information in our 2017 Proxy Statement regarding our Code of Business Conduct and Ethics under the subheading “Ethical Business Conduct” under “Statement of Corporate Governance Practices” is also incorporated by reference in this section. Finally, the information in our 2017 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information appearing in our 2017 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Statement of Executive Compensation”, and “Director Compensation” is incorporated by reference in this section.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2017 Proxy Statement under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” (which is also contained in this report in Part II, Item 5) and the information under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2017 Proxy Statement under the heading “Independence of Directors” under the heading “Information Concerning The Board Of Directors And Executive Officers” and under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2017 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

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

2004 Stock Award Plan of NovaGold Resources Inc. (as amended) identified in exhibit list below.

NovaGold 2009 Performance Share Unit Plan identified in exhibit list below.

NovaGold 2009 Deferred Share Unit Plan identified in exhibit list below.

NovaCopper Inc. 2012 Restricted Share Unit Plan identified in exhibit list below.

NovaCopper Inc. 2012 Deferred Share Unit Plan identified in exhibit list below.

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Name Change, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

Exhibit No.	Description
10.1	Commitment Agreement between NovaGold Resources Inc. and Trilogy Metals Inc. dated effective April 19, 2012 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

10.2	Exploration Agreement and Option to Lease between NovaCopper US Inc. and NANA Regional Corporation, Inc. dated October 19, 2011(incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

10.3	Net Smelter Returns Royalty Agreement among Kennecott Exploration Company, Kennecott Arctic Company, Alaska Gold Company, and NovaGold Resources Inc. dated effective January 7, 2010 (incorporated by reference to Exhibit 99.1 to the Form 6-K dated April 25, 2012)

10.4	Employment Agreement between the Registrant and Rick Van Nieuwenhuyse, dated January 9, 2012 (incorporated by reference to Exhibit 4.4 of the Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.5	Employment Agreement between the Registrant and Elaine Sanders, dated November 5, 2012 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.6	2004 Stock Award Plan of NovaGold Resources Inc. (as amended) (incorporated by reference to Appendix A of Exhibit 99.2 of NovaGold Resources Inc.’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of NovaGold Resources Inc.’s report on Form 6-K as filed on March 1, 2012)

10.7	NovaGold 2009 Performance Share Unit Plan (incorporated by reference to Appendix C of Exhibit 99.2 of NovaGold Resources Inc.’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of NovaGold Resources Inc.’s report on Form 6-K as filed on March 1, 2012)

10.8	NovaGold 2009 Deferred Share Unit Plan (incorporated by reference to Appendix E of Exhibit 99.2 of NovaGold Resources Inc.’s report on Form 6-K as filed on April 29, 2009), as amended pursuant to the Plan of Arrangement (incorporated by reference to Exhibit 99.1 of NovaGold Resources Inc.’s report on Form 6-K as filed on March 1, 2012)

10.9	Form of NovaCopper Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.5 of the Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.10	NovaCopper Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.11	NovaCopper Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.12	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 99.3 to the Form 8-K filed July 8, 2014)

10.13	Form of Warrant (incorporated by reference to Exhibit 99.4 to the Form 8-K filed July 8, 2014)

10.14	Arrangement Agreement, dated April 22, 2015, between NovaCopper and Sunward (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 27, 2015)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Erin Workman

23.3	Consent of Tetra Tech

23.4	Consent of BD Resource Consulting, Inc.

23.5	Consent of SIM Geological Inc.

23.6	Consent of International Metallurgical & Environmental Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit No.	Description
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILOGY METALS INC.

By:	/s/ Rick Van Nieuwenhuyse
	Name:	Rick Van Nieuwenhuyse
	Title:	President and Chief Executive Officer

Date: February 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rick Van Nieuwenhuyse	President, Chief Executive Officer and Director	February 2, 2017
Rick Van Nieuwenhuyse	(Principal Executive Officer)

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial Officer	February 2, 2017
Elaine Sanders	and Principal Accounting Officer)

/s/ Tony Giardini	Director	February 2, 2017
Tony Giardini

/s/ William Hayden	Director	February 2, 2017
William Hayden

/s/ Gregory Lang	Director	February 2, 2017
Gregory A. Lang

/s/ Kalidas Madhavpeddi	Director and Authorized US Representative	February 2, 2017
Kalidas V. Madhavpeddi

/s/ Gerald McConnell	Director	February 2, 2017
Gerald McConnell

/s/ Janice Stairs	Director	February 2, 2017
Janice Stairs

/s/ Diana Walters	Director	February 2, 2017
Diana Walters