Form 10-Q
period 2017-02-28
Trilogy Metals Inc.
filed 2017-04-04
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 3, 2017, the registrant had 105,537,824 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

TABLE OF CONTENTS

1.      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	February 28, 2017 $	November 30, 2016 $
Assets
Current assets
Cash and cash equivalents	6,447	7,340
Accounts receivable	30	47
Deposits and prepaid amounts	574	724
Current investments (note 3)	5,869	7,538
	12,920	15,649

Investments (note 3) Plant and equipment (note 4) Mineral properties and development costs (note 5)	183 195 30,586	297 215 30,586
	43,884	46,747
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	421	593
	421	593
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued -105,520,261 (2016 – 105,286,469)	136,449	136,357
Warrants (note 7(d))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 7(a, b))	18,351	18,134
Contributed surplus – units (note 7(c))	1,136	1,140
Deficit	(114,760)	(111,764)
	43,463	46,154
	43,884	46,747

Commitments and contingencies (notes 5, 7, 9)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended
	February 28, 2017 $	February 29, 2016 $
Expenses
Amortization	20	22
Foreign exchange (gain) loss	(80)	6
General and administrative	370	346
Investor relations	63	4
Mineral properties expense (note 5(c))	639	532
Professional fees	125	136
Salaries	239	213
Salaries – stock-based compensation	395	282
Total expenses	1,771	1,541
Other items
Unrealized loss on held for trading investments	1,239	-
Gain on sale of investments	(3)	-
Interest and other income	(11)	(18)
Loss from continuing operations for the period	2,996	1,523
Loss from discontinued operations	-	172
Loss from discontinued operations for the period	-	172
Loss and comprehensive loss for the period	2,996	1,695
Basic and diluted loss from continuing operations per common share	$0.03	$0.01
Basic and diluted loss per common share	$0.03	$0.02
Weighted average number of common shares outstanding	105,447,428	104,940,884

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2015	104,796,421	136,040	2,163	124	17,841	1,164	(106,902)	50,430
Restricted Share Units	108,399	34	-	-	-	(63)	-	(29)
Deferred Share Units	75,000	29	-	-	-	(29)	-	-
Stock-based compensation	-	-	-	-	184	98	-	282
Loss for the period	-	-	-	-	-	-	(1,695)	(1,695)
Balance – February 29, 2016	104,979,820	136,103	2,163	124	18,025	1,170	(108,597)	48,988

Balance – November 30, 2016	105,286,469	136,357	2,163	124	18,134	1,140	(111,764)	46,154
Exercise of options	24,594	9	-	-	(9)	-	-	-
Restricted Share Units	209,198	83	-	-	-	(173)	-	(90)
Stock-based compensation	-	-	-	-	226	169	-	395
Loss for the period	-	-	-	-	-	-	(2,996)	(2,996)
Balance – February 28, 2017	105,520,261	136,449	2,163	124	18,351	1,136	(114,760)	43,463

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

(unaudited)

in thousands of US dollars

	For the three months ended
	February 28, 2017 $	February 29, 2016 $
Cash flows used in operating activities
Loss for the period	(2,996)	(1,695)
Items not affecting cash
Amortization	20	54
Unrealized loss on held for trading investments	1,239	-
Unrealized foreign exchange (gain) loss	(92)	-
Gain on sale of investments	(3)	-
Stock-based compensation	395	282
Net change in non-cash working capital
Decrease in accounts receivable	17	8
Decrease in deposits and prepaid amounts	150	175
(Decrease) in accounts payable and accrued liabilities	(172)	(254)
	(1,442)	(1,430)
Cash flows from (used in) financing activities
Settlement of Restricted Share Units	(90)	(29)
	(90)	(29)
Cash flows from (used in) investing activities
Acquisition of plant & equipment	-	(2)
Proceeds from the sale of investments, net of fees	639	-
	639	(2)
Increase (decrease) in cash and cash equivalents	(893)	(1,461)
Cash and cash equivalents – beginning of period	7,340	16,139
Cash and cash equivalents – end of period	6,447	14,678
Less cash and cash equivalents of discontinued operations – end of period	-	(24)
Cash and cash equivalents of continuing operations – end of period	6,447	14,654

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1.	Nature of operations

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

2.	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Trilogy and its wholly-owned subsidiary, NovaCopper US Inc. (“NovaCopper US”). These consolidated financial statements include the accounts of Sunward Resources Ltd. (“Sunward”), Sunward Investments Ltd. (“Sunward Investments”) and Sunward Resources Limited (“Sunward BVI”) for the period June 19, 2015 to September 1, 2016, inclusive. Sunward BVI has registered a branch, Sunward Resources Sucursal Colombia, to do business in Colombia. All significant intercompany transactions are eliminated on consolidation.

On June 19, 2015, we completed the acquisition of Sunward, which held 100% ownership in the Titiribi gold-copper exploration project in Colombia through Sunward Investments. Sunward was converted to Sunward Resources Unlimited Liability Company on June 19, 2015 and wound-up on February 29, 2016. On September 1, 2016, we completed the sale of Sunward Investments and the Titiribi project. The Company classified the operations of Sunward Investments as discontinued operations, retrospectively.

All figures are in United States dollars unless otherwise noted. References to CDN$ refer to amounts in Canadian dollars.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of February 28, 2017, our results of operations and cash flows for the three months ended February 28, 2017, and February 29, 2016. The results of operations for the three months ended February 28, 2017 are not necessarily indicative of the results to be expected for the year ending November 30, 2017.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 3, 2017.

These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 3, 2017.

Recent accounting pronouncements

i.	Leases

In February 2016, the FASB issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”). This will result in most leases being capitalized as a right of use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal year 2020. We expect the adoption will have an impact as we expect to capitalize leases, specifically our office leases that are not currently recognized on the balance sheet and are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position.

ii.	Stock-based compensation

In March 2016, the FASB issued new guidance simplifying the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows (“ASU 2016-09”). This update is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has analyzed the impact of the update and determined that the simplification applied to accounting for forfeitures will affect the results of operations and financial position as it will alter the timing of recognition of forfeitures. The Company is currently considering its policy choice. The remaining changes in the update do not have an effect on the Company’s accounting for stock-based compensation.

iii.	Business combinations

In January 2017, the FASB issued new guidance to assist in determining if a set of assets and activities being acquired or sold is a business (“ASU 2017-01”). It also provided a framework to assist entities in evaluating whether both an input and a substantive process are present, which at a minimum, must be present to be considered a business. This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted in most circumstances. It expects there could be an impact to how the Company accounts for assets acquired in the future.

3.	Investments

On September 1, 2016, Trilogy completed the sale of Sunward Investments to GoldMining Inc. (“GMI”), formerly Brazil Resources Inc., a public company listed on the TSX-Venture exchange, of all of the issued and outstanding shares of Sunward Investments for consideration of 5,000,000 common shares of GMI valued at $7.8 million and 1,000,000 warrants, with each warrant exercisable into one common share of GMI for a period of two years at an exercise price of Cdn$3.50, valued at $0.3 million for total consideration of $8.1 million. Of the common shares received, 2,500,000 common shares were saleable immediately with the remaining 2,500,000 common shares saleable six months following the close. Sunward Investments, through a subsidiary, owns 100% of the Titiribi gold-copper exploration project.

The common shares and warrants received have been designated as held-for-trading financial assets, with the classification as current investments and long-term investments, respectively.

in thousands of dollars

	February 28, 2017 $	November 30, 2016 $

Current investments	5,869	7,538
Long-term investments	183	297
Investments	6,052	7,835

The fair value of the common shares is determined based on the closing price at each period end. The fair value of the BRI warrants is determined using the Black-Scholes option pricing model at each period end.

During the three months ended February 28, 2017, the Company realized a gain on sale of $3 on the sale of 410,000 common shares of GMI sold during the period. For the three months ended February 28, 2017, the Company recognized an unrealized loss on the common shares and warrants of GMI of $1.2 million.

4.	Plant and equipment

in thousands of dollars

February 28, 2017
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	46	(35)	11
Leasehold improvements	32	(31)	1
Computer hardware and software	108	(98)	10
Alaska, USA
Machinery, and equipment	2,921	(2,805)	116
Vehicles	348	(291)	57
Computer hardware and software	31	(31)	-
	3,486	(3,290)	195

in thousands of dollars

November 30, 2016
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	46	(33)	13
Leasehold improvements	32	(28)	4
Computer hardware and software	108	(96)	12
Alaska, USA
Machinery, and equipment	2921	(2,798)	123
Vehicles	348	(285)	63
Computer hardware and software	31	(31)	-
	3,486	(3,271)	215

5.	Mineral properties and development costs

in thousands of dollars

	November 30, 2016 $	Acquisition costs $	February 28, 2017 $
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

in thousands of dollars

	November 30, 2015 $	Acquisition costs $	November 30, 2016 $
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586		30,586

(a)	Ambler

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

(c)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods.

In thousands of dollars

	Three months ended February 28, 2017 $	Three months ended February 29, 2016 $
Alaska, USA
Community	56	55
Engineering	269	173
Environmental	-	8
Geochemistry and geophysics	-	12
Land and permitting	104	98
Project support	47	39
Wages and benefits	163	147
Mineral property expense	639	532

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to February 28, 2017 is $63.6 million and cumulative acquisition costs are $30.6 million totaling $94.2 million spent to date.

6.	Accounts payable and accrued liabilities

in thousands of dollars

	February 28, 2017 $	November 30, 2016 $
Trade accounts payable	89	160
Accrued liabilities	249	281
Accrued salaries and vacation	83	152
Accounts payable and accrued liabilities	421	593

7.	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2015	104,796,421	136,040
Exercise of options	162,854	65
Restricted Share Units	108,399	34
Deferred Share Units	218,795	218
November 30, 2016	105,286,469	136,357
Exercise of options	24,594	9
Restricted Share Units	209,198	83
February 28, 2017, issued and outstanding	105,520,261	136,449

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue up to 6,181,352 common shares, once vested and exercised, to satisfy holders of NovaGold warrants (“NovaGold Warrants”), performance share units (“NovaGold PSUs”) and deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When exercised or vested, Trilogy committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. All NovaGold Warrants have been exercised and all NovaGold PSUs have vested. As of February 28, 2017, 20,685 NovaGold DSUs remain outstanding representing a right to receive 3,447 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board, and 66,664 NovaGold Arrangement Options remain outstanding as disclosed in note 7(b).

(a)	Stock options

During the period ended February 28, 2017, 1,595,000 options (February 29, 2016 – 1,785,000 options) at a weighted-average exercise price of CAD$0.70 (February 29, 2016 – CAD$0.44) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.22.

For the period ended February 28, 2017, Trilogy recognized a stock-based compensation charge of $0.22 million (February 29, 2016– $0.18 million) for options granted to directors, employees and service providers, net of forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

February 28, 2017
Risk-free interest rates	0.91%
Exercise price	CDN$0.70
Expected life	3.0 years
Expected volatility	74.2%
Expected dividends	Nil

As of February 28, 2017, there were 1,425,009 non-vested options outstanding with a weighted average exercise price of $0.44; the non-vested stock option expense not yet recognized was $0.2 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

		February 28, 2017
	Number of options	Weighted average exercise price $
Balance – beginning of period	6,049,433	0.50
Granted	1,595,000	0.53
Exercised	(71,666)	0.34
Forfeited	(63,335)	0.35
Balance – end of period	7,509,432	0.52

The following table summarizes information about the stock options outstanding at February 28, 2017.

		Outstanding		Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.33 to $0.50	4,564,432	3.46	0.39	3,852,762	0.39	711,670
$0.51 to $1.00	2,890,000	3.78	0.70	2,176,661	0.76	713,339
$1.01 to $1.49	55,000	1.17	1.49	55,000	1.49	-
	7,509,432	3.57	0.52	6,084,423	0.53	1,425,009

The aggregate intrinsic value of vested share options (the market value less the exercise price) at February 28, 2017 was $0.2 million (February 29, 2016 - $0.01 million) and the aggregate intrinsic value of exercised options for the three months ended February 28, 2017 was $0.01 million (February 29, 2016 - $nil).

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

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		February 28, 2017
	Number of options	Weighted average exercise price $
Balance – beginning of period	312,195	4.28
Expired	(245,531)	4.45
Balance – end of period	66,664	3.83

The following table summarizes information about the NovaGold Arrangement Options outstanding at February 28, 2017.

	Outstanding and exercisable
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $
$2.78 to $3.99	49,998	0.08	2.94
$4.00 to $5.99	-	-	-
$6.00 to $6.48	16,666	0.25	6.51
	66,664	0.12	3.83

The aggregate intrinsic value of vested NovaGold Arrangement Options (the market value less the exercise price) at February 28, 2017 was $nil (February 29, 2016 - $nil).

(c)	Restricted Share Units and Deferred Share Units

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

A summary of the Company’s unit plans and changes during the period ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	400,001	925,390
Granted	600,000	33,258
Vested/paid	(399,999)	-
Balance – end of period	600,002	958,648

For the three months ended February 28, 2017, Trilogy recognized a stock-based compensation charge of $0.17 million (February 29, 2016- $0.10 million), net of forfeitures.

On December 15, 2016, 600,000 RSUs were granted to officers vesting one third immediately, one third on the first anniversary of the grant date, and one third on the second anniversary. On December 23, 2016, 399,999 RSUs vested and were settled through the issuance of 209,198 shares and a cash payment of $90,000 to cover tax withholdings.

(d)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the three months ended February 28, 2017 is as follows:

	Number of Warrants	Weighted average years to expiry	Weighted average exercise price $
Balance – beginning of period	6,521,740	2.60	1.60
Balance – end of period	6,521,740	2.60	1.60

8.	Financial instruments

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at February 28, 2017 is limited to the Canadian dollar consisting of cash of CDN$1,364,000, accounts receivable of CDN$27,000, deposit amounts of CDN$147,000, investments of CDN$8,038,000 and accounts payable of CDN$348,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $632,000.

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

Contractually obligated cash flow requirements as at February 28, 2017 are as follows.

in thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	421	421	-	-	-
Office lease (note 9)	1,340	115	167	543	515
	1,761	536	167	543	515

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 28, 2017, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

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

in thousands of dollars

		February 28, 2017 $			November 30, 2016 $
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Current investments – shares	5,869	-	-	7,538	-	-
Investments – warrants	-	-	183	-	-	297

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

9.	Commitment

The Company has commitments in respect of office leases requiring future minimum lease payments as follows:

in thousands of dollars

February 28, 2017 $
2017	115
2018	167
2019	173
2020	181
2021	189
2022-2024	515
Total	1,340

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

Forward-looking statements are based on a number of material assumptions, including those listed below, which could prove to be significantly incorrect:

•	assumptions made in the interpretation of drill results, and of the geology, grade, and continuity of the Company’s mineral deposits;
•	our ability to achieve production at any of the Company’s mineral exploration and development properties;
•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
•	assumptions that all necessary permits and governmental approvals will be obtained;
•	estimated capital costs, operating costs, production and economic returns;
•	estimated metal pricing, metallurgy, mineability, marketability and operating and capital costs, together with other assumptions underlying the Company’s resource and reserve estimates;
•	continued good relationships with local communities and other stakeholders;
•	our expectations regarding demand for equipment, skilled labour and services needed for exploration and development of mineral properties;
•	assumptions regarding the merit of litigation; and
•	that our activities will not be adversely disrupted or impeded by development, operating or regulatory risks.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to the inability to define proven and probable reserves;

•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	none of the Company’s mineral properties are in production or are under development;
•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether AIDEA will build the AMDIAP;
•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
•	uncertainty as to estimates of capital costs, operating costs, production and economic returns;
•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
•	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
•	risks related to market events and general economic conditions;
•	uncertainty related to inferred mineral resources;
•	uncertainty related to the economic projections contained herein derived from the Preliminary Economic Assessment titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska” dated effective September 12, 2013;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade, and continuity of our mineral deposits;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
•	commodity price fluctuations;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of its control;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to our mineral properties;
•	our history of losses and expectation of future losses;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	our need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of our directors;
•	risks related to potential future litigation;
•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	uncertainty as to the volatility in the price of the Company’s shares;
•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC”), Canadian Securities Administrators, the NYSE-MKT, the TSX, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 2, 2017, filed with the Canadian securities regulatory authorities and the SEC, and other information released by Trilogy and filed with the appropriate regulatory agencies.

The Company’s forward-looking statements are based on the beliefs, expectations, and opinions of management on the date the statements are made, and the Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated April 3, 2017 and provides an analysis of our unaudited interim financial results for the quarter ended February 28, 2017 compared to the quarter ended February 29, 2016.

The following information should be read in conjunction with our February 28, 2017 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2016. A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Project activities

Ambler Mining District Industrial Access Project

In March 2017, we announced a significant milestone that the permitting process had advanced on the Ambler Mining District Industrial Access Project (“AMDIAP”) with the publishing of the Notice of Intent (“NOI”) by the Bureau of Land Management (“BLM”) on February 28, 2017. The NOI initiates the permitting process under the National Environmental Policy Act (“NEPA”) for the preparation of an Environmental Impact Statement (“EIS”) on the AMDIAP. The BLM is the lead Federal agency for the EIS. This notice initiates the public scoping process for the EIS with comments due by May 30, 2017.

The Notice of Intent states that the various federal and state agencies intend to prepare an EIS for Federal authorization to construct and operate an approximately 211-mile long industrial access road in the southern Brooks Range foothills of Alaska, originating at the Dalton Highway and ending at the Ambler River and providing access to the Ambler Mining District. The BLM has announced the beginning of the EIS scoping process to solicit public comments and identify issues. The BLM intends to coordinate the development of the EIS with the National Park Service (“NPS”), which is in accordance with the Alaska National Interest Lands Conservation Act (“ANILCA”). The NPS is developing a separate environmental and economic analysis solely for the purpose of determining the most desirable route for that portion of the proposed road right-of-way that would cross the Gates of the Arctic National Preserve. More information on the AMDIAP and the ANILCA permitting process is available on AIDEA’s website at www.ambleraccess.org, which website is not incorporated by reference.

The AMDIAP is anticipated to provide surface access to the Ambler Mining District, long known to contain significant deposits of copper, lead, zinc, gold and silver and specifically including the Company’s Upper Kobuk Mineral Projects – Arctic and Bornite.

We are also working closely with AIDEA to amend the Memorandum of Understanding (“MOU”), originally signed in 2013, as the industrial road route has been selected and permitting documents have been submitted to the relevant US federal agencies. We will work with AIDEA, as the proponent for the AMDIAP, to have a direct input into the permitting process for the road and have the ability to attend meetings with the BLM, as the lead federal agency for the EIS process.

Arctic Project

In the first quarter of 2017, we completed a number of studies to incorporate information collected over the past several years to guide our 2017 site investigations for pre-feasibility. In February 2017, we completed a pre-feasibility level slope geotechnical and hydrogeological study for the Arctic deposit based on drilling completed during 2015 and 2016. We also completed a number of environmental site investigation reports in regards to aquatics, avian, large mammal habitat, wetlands, archeology, and water quality that were based on information collected during the 2016 field program.

In February 2017, we initiated a scoping level study of ore sorting technologies for the Arctic Project. The study considers the application of sorting methods to sort and upgrade the feed grade, increase the metal production and reduce the amount of waste material being transported to the mill – work is on-going and expected to continue into the second quarter of 2017.

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

In January 2017, we completed incorporating new surface mapping, a LiDAR survey, and drill hole information into an updated 3D geology model for the Arctic deposit. In February 2017, we completed a QA/QC review of ABA static analyses collected from the hanging wall of the Arctic deposit. The ABA static analyses, along with new assays collected from 2015 and 2016 drill core and specific gravity determinations collected from waste and the mineralized material are currently being incorporated into a resource model update, the results of which will be released in the second quarter of 2017.

We continue to advance our understanding of ABA/ML waste characterization at the Arctic project, in support of this task we plan to continue monthly sampling of laboratory Humidity Cell Tests through the end of 2017. In March 2017, we reached the 70-week milestone in our monthly sampling program.

Bornite Project

We continue to advance a mineralogical and metallurgical test program on the open pit zone of the Bornite deposit through the first quarter. The study will include mineralogical characterization through quantitative analysis (QEMSCAN) and optimization of the metallurgical parameters on drill holes collected in 2013 to best recover the base and precious metal values in the mineralized material – work is on-going and expected to continue into the second quarter of 2017 as planned.

In November 2016, we retained SRK Consulting of Vancouver, British Columbia to review hydrogeological conditions at the Bornite property, update the hydrogeological conceptual model and provide recommendations for future data collection – work is on-going and expected to continue into the second quarter of 2017.

Corporate developments

Long-term incentives

During the quarter ended February 28, 2017, the Board of Directors approved the granting of 1,595,000 stock options to employees, consultants and directors with various vesting terms over two years and 600,000 restricted share units (“RSUs”) to officers vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date.

Outlook

Our 2017 program has a budget of $7.1 million to be expended during the fiscal year to advance the Arctic Project to pre-feasibility. The pre-feasibility study (“PFS”) will be supported by information collected during the 2015 and 2016 field seasons as well as additional information to be collected during the 2017 summer field program. We will be completing geotechnical drilling, hydrology installations, and test pits for site facility locations and mine design, and geophysical ground surveys to evaluate ground conditions. A significantly expanded environmental baseline program will be underway in 2017 to further the ongoing baseline data collection at the Arctic Project. Aquatics, avian and large mammal surveys will be continued and expanded, water balance programs will be expanded, and collection of data from the existing meteorological station will continue. Surface water quality testing will continue the programs initiated in earlier years and groundwater quality monitoring will begin. Previous wetlands delineation information will be analyzed during the year for submission of a jurisdictional determination application. The completion of the 2017 field program will complete a staged three-year site investigation program where the first two years focused almost exclusively on collecting data in and around the proposed Arctic open-pit, and the third year focuses on infrastructure and mine design.

The completion of the field program in 2017 will support the prefeasibility study on the Arctic Project expected to be completed in the first quarter of 2018.

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

As consideration, $4.0 million was paid to NANA upon signing the NANA agreement. Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after we have recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and all the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share.

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

Summary of results

in thousands of dollars,

except for per share amounts

Three months ended
Selected expenses	February 28, 2017 $	February 29, 2016 $
General and administrative	370	346
Mineral properties expense	639	532
Professional fees	125	136
Salaries	239	213
Salaries – stock-based compensation	395	282
Unrealized loss on held for trading investments	1,239	-
Loss from continuing operations for the period	2,996	1,523
Loss from discontinued operations for the period	-	172
Loss and comprehensive loss for the period	2,996	1,695
Basic and diluted loss per common share	$0.03	$0.02

For the three months ended February 28, 2017, Trilogy reported a net loss of $3.0 million (or $0.03 basic and diluted loss per common share) compared to a net loss of $1.7 million for the corresponding period in 2016 (or $0.02 basic and diluted loss per common share). This variance was primarily due to an unrealized loss on investments of $1.2 million classified as held for trading for which movements in the fair value of the investments are recorded through the statement of loss. The investments consist of common shares and warrants in GoldMining Inc. (“GMI”) acquired as consideration for the sale of Sunward Investments Limited (“Sunward”) and its Titiribi gold-copper exploration project in Colombia. A gain on the sale of 410,000 common shares of GMI sold during the period of $3,000 was recognized during the three months ended February 28, 2017. There are no comparable amounts for the three months ended February 29, 2016 as the Company acquired the investments in September 2016.

Adjusting for the unrealized loss on held for trading investments, a loss from continued operations of $1.8 million for the three months ended February 28, 2017 is comparable to the loss from continued operations of $1.5 million for the three months ended February 29, 2016. The increase is due to an increase in mineral properties expenses and stock-based compensation. We incurred $0.6 million in mineral properties expense for the three months ended February 28, 2017 compared to $0.5 million for the three months ended February 29, 2016. The increase in mineral property expenses in 2017 is attributable to several ongoing engineering studies, specifically an updated 3D geology model and resource estimate for the Arctic deposit, metallurgical test programs on the Arctic and Bornite Projects, completion of a pre-feasibility level slope geotechnical and hydrology study on the Arctic deposit, and a review of the hydrogeological conditions at the Bornite property. Waste characterization is also continuing on the Arctic Project which began in 2016. The increase in stock-based compensation is due to a higher share price contributing to an overall greater fair value for option grants in the period compared to the prior period. General and administrative expenses, salaries, and professional fees continue to be at comparable levels in the periods presented.

The basic and diluted loss per common share of $0.03 for the three months ended February 28, 2017 is increased from the basic and diluted loss per common share of $0.02 for the three months ended February 29, 2016 due to the increased loss as described above.

Selected financial data

Quarterly information

in thousands of dollars,

except per share amounts

	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015
	02/28/17 $	11/30/16 $	08/31/16 $	05/31/16 $	02/29/16 $	11/30/15 $	08/31/15 $	05/31/15 $
Interest and other income	11	10	15	18	18	12	8	4
Mineral property expenses	639	1,430	2,617	458	532	779	2,771	291
Income (loss) from discontinued operations for the period	-	4,561	(352)	(187)	(172)	(200)	(198)	-
Earnings (loss) for the period	(2,996)	2,025	(3,544)	(1,648)	(1,695)	(2,090)	(4,162)	(1,750)
Earnings (loss) per common share – basic and diluted	(0.02)	0.02	(0.03)	(0.02)	(0.02)	(0.02)	(0.04)	(0.03)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of Sunward and financing activities.

During the second quarter of 2015, we incurred $0.3 million in mineral property expenses mainly on technical studies in preparation for field season. We also incurred $0.7 million in professional fees during the second quarter of 2015 mainly due to the acquisition of Sunward. During the third quarter of 2015, we incurred mineral property expenses of $2.8 million as we completed our drilling program. We also incurred $0.2 million of discontinued operation costs operating Sunward. As a result, our loss for the third quarter ended August 31, 2015 is higher compared to previous quarter losses. Our net loss for the fourth quarter of 2015 of $2.1 million consists of $0.8 million in mineral property expenses incurred for assay costs and engineering studies conducted in the fall as well as $0.2 million in discontinued operation costs from Sunward.

Our loss for the first quarter ended February 29, 2016 is comparable to typical first quarter losses in that it consists mainly of mineral property expenses relating to engineering studies completed in advance of the 2016 field program. The loss is increased slightly due to costs related to operating Sunward during the period of $0.2 million when compared to periods where Trilogy did not own Sunward. During the second quarter of 2016, we incurred $0.5 million in mineral property expenses due to field season starting up in the last month of the second quarter and $0.2 million in discontinued operations relating to Sunward. During the third quarter of 2016, we incurred mineral property expenses of $2.6 million as we completed our drilling program. As a result, our loss for the third quarter ended August 31, 2016 is higher compared to previous quarter losses and consistent with the spending in the third quarter of 2015. We recognized earnings for the fourth quarter of 2016 of $2.0 million due to the gain on the sale of Sunward. Adjusted for the discontinued operations, the fourth quarter periods are substantially comparable.

Our loss for the first quarter ended February 28, 2017 of $3.0 million is significantly increased compared to prior quarterly periods due to an unrealized loss on held for trading investments of $1.2 million. The investments are classified as held for trading for which movements in the fair value of the investments are recorded through the statement of loss.

Liquidity and capital resources

At February 28, 2017, we had $6.4 million in cash and cash equivalents. We expended $1.4 million on operating activities during the three months ended February 28, 2017 compared with $1.4 million for operating activities for the same period in 2016. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative, salaries and professional fees. As at February 28, 2017, the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements for the next year. Future financings are anticipated through the sale of investments, equity financing, debt financing, convertible debt, or other means.

During the three months ended February 28, 2017, we generated $0.6 million in proceeds from the sale of investments. The proceeds were used for general operating activities. There was no comparable amount from financing activities in 2016 as we acquired the investments in September 2016.

During the three months ended February 28, 2017 and three months ended February 29, 2016, $0.1 million was used in financing activities to pay statutory employee withholding taxes on Restricted Share Units that vested in the respective periods.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at February 28, 2017 are as follows.

in thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	421	421	-	-	-
Office lease	1,340	115	167	543	515
	1,761	536	167	543	515

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $1.3 million.

Outstanding share data

At April 3, 2017, we had 105,537,824 common shares issued and outstanding. At April 3, 2017, we had outstanding 6,521,740 warrants with an exercise price of $1.60 each, 7,440,000 stock options with a weighted-average exercise price of $0.52, 997,631 DSUs, 600,002 RSUs, 49,998 NovaGold Arrangement Options with a weighted-average exercise price of $4.05, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold Arrangement Options and NovaGold DSUs, please refer to note 7 in our February 28, 2017 interim consolidated financial statements. Upon exercising all of the forgoing convertible securities, the Company would be required to issue aggregate of 15,612,818 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our February 28, 2017 unaudited interim consolidated financial statements

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

Additional information

Additional information regarding the Company, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com. Information contained on our website is not incorporated by reference.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada. Our exposure to currency risk at February 28, 2017 is limited to the Canadian dollar consisting of cash of CDN$1,364,000, accounts receivable of CDN$27,000, deposit amounts of CDN$147,000, investments of CDN$8,038,000 and accounts payable of CDN$348,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $632,000.

(f)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. We hold cash and cash equivalents with Canadian Chartered financial institutions. Our accounts receivable consist of GST receivable from the Federal Government of Canada and other receivables for recoverable expenses. Our exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(g)	Liquidity risk

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage liquidity risk through the management of the capital structure and financial leverage. Future financings may be obtained through debt financing, equity financing, sales of investments, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled “Contractual Obligations.”

(h)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 28, 2017, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Item 4.     Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2017. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 2, 2017, which is available on SEDAR at www.sedar.com, EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

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

Date: April 4, 2017	TRILOGY METALS INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601 (b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.