Form 10-Q
period 2017-05-31
Trilogy Metals Inc.
filed 2017-06-28
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File Number: 1-35447

TRILOGY METALS INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia	98-1006991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1150, 609 Granville Street Vancouver, British Columbia Canada	V7Y 1G5
(Address of Principal Executive Offices)	(Zip Code)

(604) 638-8088 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 27, 2017, the registrant had 105,554,489 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	May 31, 2017 $	November 30, 2016 $
Assets
Current assets
Cash and cash equivalents	14,529	7,340
Accounts receivable	106	47
Deposits and prepaid amounts	1,112	724
Current investments (note 3)	5,600	7,538
	21,347	15,649

Investments (note 3)	165	297
Plant and equipment	278	215
Mineral properties and development costs (note 4)	30,586	30,586
	52,376	46,747
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,200	593
	1,200	593

Mineral properties purchase option (note 4)	10,000	-
	11,200	593
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value
Issued -105,554,489 (2016 – 105,286,469)	136,463	136,357
Warrants (note 6(d))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 6(a, b))	18,380	18,134
Contributed surplus – units (note 6(c))	1,197	1,140
Deficit	(117,151)	(111,764)
	41,176	46,154
	52,376	46,747

Commitments and contingencies (notes 5 and 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended		For the six months ended
	May 31, 2017 $	May 31, 2016 $	May 31, 2017 $	May 31, 2016 $
Expenses
Amortization	19	20	39	42
Foreign exchange loss (gain)	130	(1)	50	5
General and administrative	407	373	785	719
Investor relations	93	46	156	50
Mineral properties expense (note 4(d))	1,297	457	1,936	990
Professional fees	193	210	318	346
Salaries	224	257	466	469
Salaries – stock-based compensation	106	116	499	398
Total expenses	2,469	1,478	4,249	3,019
Other items
Unrealized (gain) loss on held for trading investments	(70)	-	1,169	-
Loss on sale of investments	3	-	-	-
Interest and other income	(12)	(18)	(31)	(36)
Loss from continuing operations for the period	2,390	1,460	5,387	2,983
Loss from discontinued operations	-	187	-	359
Loss from discontinued operations for the period	-	187	-	359
Loss and comprehensive loss for the period	2,390	1,647	5,387	3,342
Basic and diluted loss per common share	$0.02	$0.01	$0.05	$0.03
Weighted average number of common shares outstanding	105,543,283	104,985,207	105,495,882	104,963,167

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2015	104,796,421	136,040	2,163	124	17,841	1,164	(106,902)	50,430
Restricted Share Units	108,399	34	-	-	-	(63)	-	(29)
Deferred Share Units	75,000	29	-	-	-	(29)	-	-
Exercise of options	45,054	14	-	-	(14)	-	-	-
Stock-based compensation	-	-	-	-	254	144	-	398
Loss for the period	-	-	-	-	-		(3,343)	(3,343)
Balance – May 31, 2016	105,024,874	136,117	2,163	124	18,081	1,216	(110,245)	47,456

Balance – November 30, 2016	105,286,469	136,357	2,163	124	18,134	1,140	(111,764)	46,154
Exercise of options	58,822	23	-	-	(23)	-	-	-
Restricted Share Units	209,198	83	-	-	-	(173)	-	(90)
Stock-based compensation	-	-	-	-	269	230	-	499
Loss for the period	-	-	-	-	-	-	(5,387)	(5,387)
Balance – May 31, 2017	105,554,489	136,463	2,163	124	18,380	1,197	(117,151)	41,176

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

(unaudited)

in thousands of US dollars

	For six months ended
	May 31, 2017 $	May 31, 2016 $
Cash flows used in operating activities
Loss for the period	(5,387)	(3,342)
Items not affecting cash
Amortization	39	106
Unrealized loss on held for trading investments	1,169	-
Unrealized foreign exchange loss	20	-
Stock-based compensation	499	368
Net change in non-cash working capital
Decrease in accounts receivable	(59)	(3)
Decrease in deposits and prepaid amounts	(388)	19
(Decrease) in accounts payable and accrued liabilities	521	(282)
	(3,586)	(3,134)
Cash flows from (used in) financing activities
Settlement of Restricted Share Units	(90)	-
	(90)	-
Cash flows from (used in) investing activities
Acquisition of plant & equipment	(16)	(5)
Mineral properties funding (note 4)	10,000	-
Proceeds from the sale of investments, net of fees	881	-
	10,865	(5)
Increase (decrease) in cash and cash equivalents	7,189	(3,139)
Cash and cash equivalents – beginning of period	7,340	16,139
Cash and cash equivalents – end of period	14,529	13,000
Less cash and cash equivalents of discontinued operations – end of period	-	(93)
Cash and cash equivalents of continuing operations – end of period	14,529	12,907

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1.	Nature of operations

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

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of May 31, 2017, our results of operations for the three months and six months ended May 31, 2017 and 2016 and our cash flows for the six months ended May 31, 2017 and 2016. The results of operations for the three and six months ended May 31, 2017 are not necessarily indicative of the results to be expected for the year ending November 30, 2017.

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

These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on June 27, 2017.

Recent accounting pronouncements

i.	Statement of cash flows

In November 2016, the FASB issued guidance regarding the presentation of restricted cash in the statement of cash flows (“ASU 2016-18”). This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company has analyzed the impact of the update and determined that the clarification will not affect the Company’s presentation on its statement of cash flows. The Company has decided to early adopt the standard in the second quarter of 2017. As there was no impact on the Company’s statement of cash flows, there were no changes as a result of adopting the standard.

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

iv.	Business combinations

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

in thousands of dollars

	May 31, 2017 $	November 30, 2016 $

Current investments	5,600	7,538
Long-term investments	165	297
Investments	5,765	7,835

The fair value of the common shares is determined based on the closing price at each period end. The fair value of the BRI warrants is determined using the Black-Scholes option pricing model at each period end.

During the six months ended May 31, 2017, the Company sold 570,000 common shares of GMI during the period for proceeds of $0.9 million and realized a gain on sale of $nil. For the six months ended May 31, 2017, the Company recognized an unrealized loss on the common shares and warrants of GMI of $1.2 million.

4.	Mineral properties and development costs

in thousands of dollars

	November 30, 2016 $	Acquisition costs $	May 31, 2017 $
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

in thousands of dollars

	November 30, 2015 $	Acquisition costs $	November 30, 2016 $
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586		30,586

(a)	Ambler

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

(c)	Option Agreement

On April 10, 2017, Trilogy and NovaCopper US entered into an Option Agreement to Form a Joint Venture with South32 Group Operations Pty Ltd. (“South32”) on the UKMP (“Option Agreement”). NovaCopper US has granted South32 the right to form a 50/50 joint venture to hold all of NovaCopper US’ Alaskan assets. Upon exercise of the option, NovaCopper US will transfer its Alaskan assets, including the UKMP, and South32 will contribute a minimum of $150 million to a newly formed limited liability company (“JV LLC”), plus any amounts NovaCopper US spends at the Arctic Project over the next three years to a maximum of $5 million per year (the “Subscription Price”), less an amount of the initial funding contributed by South32.

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three year period, which funds will be used to execute a mutually agreed upon program at the UKMP. The funds provided by South32 may only be expended based on the approved program. Provided that all the exploration data and information has been made available to South32 by no later than December 31 of each year, South32 must decide by the end of January of the following year whether; (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. If the election to fund a further tranche is not made in January, South32 has until the end of March to exercise the option to form the JV LLC and make the subscription payment.

The Company received $10.0 million for the first payment following the approval of the year 1 program and budget. As at May 31, 2017, the Company held $9.3 million in a segregated bank account for spending on the approved year 1 program at Bornite. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

As the initial option payments are credited against the future subscription price upon exercise, the Company has accounted for the payment received as deferred consideration. At such time as the option is exercised, the initial payments received to that date will be recognized as part of the consideration received for the Company’s contribution of the UKMP into the JV LLC. If South 32 withdraws from the Option Agreement, the consideration will be recognized in the statement of loss at that time.

The option to form the JV LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods and includes expenditures funded by South32.

In thousands of dollars

	Three months ended May 31, 2017 $	Three months ended May 31, 2016 $	Six months ended May 31, 2017 $	Six months ended May 31, 2016 $
Alaska, USA
Community	78	67	134	122
Drilling	90	-	90	-
Engineering	154	46	423	219
Environmental	59	15	59	23
Geochemistry and geophysics	5	1	5	13
Land and permitting	348	111	452	209
Project support	287	67	334	106
Wages and benefits	276	150	439	298
Mineral property expense	1,297	457	1,936	990

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to May 31, 2017 is $64.9 million and cumulative acquisition costs are $30.6 million totaling $95.5 million spent to date.

5.	Accounts payable and accrued liabilities

in thousands of dollars

	May 31, 2017 $	November 30, 2016 $
Trade accounts payable	141	160
Accrued liabilities	982	281
Accrued salaries and vacation	77	152
Accounts payable and accrued liabilities	1,200	593

6.	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2015	104,796,421	136,040
Exercise of options	162,854	65
Restricted Share Units	108,399	34
Deferred Share Units	218,795	218
November 30, 2016	105,286,469	136,357
Exercise of options	58,822	23
Restricted Share Units	209,198	83
May 31, 2017, issued and outstanding	105,554,489	136,463

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares, once vested, to satisfy holders of deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of May 31, 2017, 20,685 NovaGold DSUs remain outstanding representing a right to receive 3,447 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)	Stock options

During the period ended May 31, 2017, 1,695,000 options (May 31, 2016 – 1,785,000 options) at a weighted-average exercise price of CAD$0.72 (May 31, 2016 – CAD$0.44) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.22.

For the six month period ended May 31, 2017, Trilogy recognized a stock-based compensation charge of $0.27 million (May 31, 2016– $0.25 million) for options granted to directors, employees and service providers, net of forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

May 31, 2017
Risk-free interest rates	0.89%
Exercise price	CDN$0.72
Expected life	3.0 years
Expected volatility	74.3%
Expected dividends	Nil

As of May 31, 2017, there were 1,405,843 non-vested options outstanding with a weighted average exercise price of $0.45; the non-vested stock option expense not yet recognized was $0.1 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

		May 31, 2017
	Number of options	Weighted average exercise price $
Balance – beginning of period	6,049,433	0.50
Granted	1,695,000	0.53
Exercised	(175,938)	0.34
Forfeited	(149,169)	0.41
Balance – end of period	7,419,326	0.51

The following table summarizes information about the stock options outstanding at May 31, 2017.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.33 to $0.50	4,427,660	3.21	0.38	3,748,490	0.39	679,170
$0.51 to $1.00	2,936,666	3.55	0.69	2,209,993	0.75	726,673
$1.01 to $1.47	55,000	0.92	1.47	55,000	1.47	-
	7,419,326	3.33	0.51	6,013,483	0.53	1,405,843

The aggregate intrinsic value of vested share options (the market value less the exercise price) at May 31, 2017 was $1.2 million (May 31, 2016 - $0.78 million) and the aggregate intrinsic value of exercised options for the six months ended May 31, 2017 was $0.03 million (May 31, 2016 - $0.03 million).

(b)	NovaGold Arrangement Options

Under the NovaGold Arrangement, holders of NovaGold stock options received one option in Trilogy for every six options held in NovaGold (“NovaGold Arrangement Options”). All NovaGold Arrangement Options remaining expired during the six months ended May 31, 2017.

A summary of the NovaGold Arrangement Options and changes during the period ended is as follows:

		May 31, 2017
	Number of options	Weighted average exercise price $
Balance – beginning of period	312,195	4.26
Expired	(312,195)	4.26
Balance – end of period	-	-

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

A summary of the Company’s unit plans and changes during the period ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	400,001	925,390
Granted	600,000	72,241
Vested/paid	(399,999)	-
Balance – end of period	600,002	997,631

For the six months ended May 31, 2017, Trilogy recognized a stock-based compensation charge of $0.30 million (May 31, 2016- $0.15 million), net of forfeitures.

On December 15, 2016, 600,000 RSUs were granted to officers vesting one third immediately, one third on the first anniversary of the grant date, and one third on the second anniversary. On December 23, 2016, 399,999 RSUs vested and were settled through the issuance of 209,198 shares and a cash payment of $90,000 to cover tax withholdings.

(d)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the three months ended May 31, 2017 is as follows:

	Number of Warrants	Weighted average years to expiry	Weighted average exercise price $
Balance – beginning of period	6,521,740	2.35	1.60
Balance – end of period	6,521,740	2.35	1.60

7.	Financial instruments

The Company is exposed to a variety of risks arising from financial instruments. These risks and management’s objectives, policies and procedures for managing these risks are disclosed as follows.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, investments, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The Company’s investments are held for trading and are marked-to-market at each period end with changes in fair value recorded to the statement of loss. The South32 purchase option is a derivative financial liability measured at fair value with changes in value recorded to the statement of loss.

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at May 31, 2017 is limited to the Canadian dollar consisting of cash of CDN$1,471,000, accounts receivable of CDN$125,000, deposit amounts of CDN$116,000, investments of CDN$8,106,000 and accounts payable of CDN$442,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $631,000.

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

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage. Management does expect to monetize its investments held over the next year to assist in meeting its operational requirements. Future financings are anticipated through the sale of investments, equity financing, the exercise of mineral properties option, debt financing, convertible debt, or other means.

Contractually obligated cash flow requirements as at May 31, 2017 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,200	1,200	-	-	-
Office lease (note 8)	1,282	77	164	534	507
	2,482	1,277	164	534	507

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2017, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

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

in thousands of dollars

	May 31, 2017 $			November 30, 2016 $
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Current investments – shares	5,600	-	-	7,538	-	-
Investments – warrants	-	-	165	-	-	297
South32 purchase option	-	-	-	-	-	-

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

The South32 purchase option received is recorded at fair value. As the inputs to valuing the purchase option are significant to the measurement of the option and are unobservable, it is considered a Level 3 financial instrument.

8.	Commitment

The Company has commitments in respect of office leases requiring future minimum lease payments as follows:

in thousands of dollars

May 31, 2017 $
2017	77
2018	164
2019	170
2020	178
2021	187
2022-2024	507
Total	1,282

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian securities laws. These forward-looking statements may include statements regarding outlook, perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating to anticipated activity with respect to the Ambler Mining District Industrial Access Project, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, the adequacy of the Subscription Price to fund the UKMP through to feasibility and permitting of the first mine, the exercise of the option by South32, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated June 27, 2017 and provides an analysis of our unaudited interim financial results for the quarter ended May 31, 2017 compared to the quarter ended May 31, 2016.

The following information should be read in conjunction with our May 31, 2017 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2016. A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements and note 2 of the interim consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Andrew W. West, P.Geo., an employee and Exploration Manager for Trilogy, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

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

Project activities

South32 Option Agreement

On April 10, 2017, Trilogy and NovaCopper US entered into an Option Agreement to form a Joint Venture with South32 Group Operations Pty Ltd. (“South32”) on the UKMP (“Option Agreement”). Under the terms of the Option Agreement, NovaCopper US granted South32 the right to form a 50/50 joint venture to hold all of NovaCopper US’ Alaskan assets. Upon exercise of the option, NovaCopper US will transfer its Alaskan assets, including the UKMP, and South32 will contribute a minimum of $150 million, to a newly formed and jointly held, limited liability company.

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three year period, which funds will be used to execute a mutually agreed upon program at the UKMP. The funds provided by South32 may only be expended in accordance with an approved program by a newly formed technical committee with equal representation from Trilogy and South32. South32 may exercise its option at any time over the next three years to enter into the 50/50 joint venture. To subscribe for 50% of the JV, South32 will contribute a minimum of $150 million, plus any amounts NovaCopper US spends at the Arctic Project over the next three years, to a maximum of $5 million per year (the “Subscription Price”), less an amount of the initial funding contributed by South32.

Option Funding Phase

Provided that all the exploration data and information has been made available to South32 by no later than December 31 of each year, South32 must decide by the end of January of the following year whether; (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. If the election to fund a further tranche is not made in January, South32 has until the end of March to exercise the option to form the LLC and make the subscription payment. If South32 elects to exercise the option, the Subscription Price less certain deductions for initial funding shall be paid in one tranche within 45 business days. Should South32 not make its annual minimum payment or elect to withdraw, the option will lapse and South32 will have no claim to ownership or the funds it had already spent. The option payment for the first year has been paid by South32 to NovaCopper US and the funds will be used for a $10 million exploration program at the Bornite Project to be executed in 2017.

Subscription Funding Phase

At any time during the option funding phase of the agreement, South32 may elect to subscribe for a 50% interest in a newly formed LLC which will take transfer of, and hold, NovaCopper US’ Alaskan Assets. As part of the Subscription Price, South32 will match any spending expended by us at the Arctic Project over the next 3 years, to a cumulative maximum of $15 million. Depending on when the option is exercised, certain amounts of the Initial Funding will be deducted from the Subscription Price.

Trilogy estimates that the Subscription Price will fund the UKMP through feasibility and the permitting of the first mine to be developed in the Ambler mining district. Once the full amount of the subscription payment of approximately $150 million is expended, the parties will contribute funding pro rata, as contemplated by the operating agreement which will govern the LLC (the “LLC Agreement”). The LLC Agreement anticipates a General Manager, Chief Financial Officer and Chief Operating and Technical Officer to be appointed by the LLC’s Board, which will have equal representation from Trilogy and South32.

As the initial option payments are credited against the future subscription price upon exercise, we have accounted for the payment received as deferred consideration. At such time as the option is exercised, the initial payments received to that date will be recognized as part of the consideration received for our contribution of the Alaska assets, including the UKMP, into the joint venture. If South 32 withdraws from the Option Agreement, the consideration will be recognized in the statement of loss at that time.

Arctic Project

In April 2017, we released an updated resource estimate for the Arctic Project in preparation for the kick-off of a pre-feasibility study (the “Arctic PFS”) on the Arctic Project. We also announced the results of a metallurgical test work program using sample material from the Arctic deposit collected during the 2016 field season. This metallurgical test program was carried out as a follow-on program to confirm previous metallurgical results completed in 2012 and in support of advancing the project to PFS. The results demonstrate that excellent recoveries and clean concentrates of copper and zinc can be generated from the polymetallic copper-lead-zinc-gold-silver ores at Arctic. Concentrates of copper recovered an average of 91.7% of the copper and formed a concentrate averaging 28.7% copper metal. Concentrates of zinc recovered an average of 87.8% of the zinc and formed a concentrate averaging 60% zinc metal. Neither concentrate contains significant deleterious penalty metals and are considered excellent quality by world standards. The lead concentrate contains significant precious metals and is still undergoing further test work to determine optimal recoveries for lead, gold and silver.

In early June 2017, we announced the engagement of Ausenco Engineering Canada Inc. to prepare the Arctic PFS technical report anticipated to be complete in Q1, 2018. The Company has also engaged Amec Foster Wheeler to complete mine planning and SRK Consulting (Canada) Inc. to complete tailings and waste design, hydrology and environmental studies.

The field program for the Arctic PFS began in June and will continue through early August at the UKMP. We will be completing geotechnical drilling, hydrology installations, and test pits for site facility locations and mine design, and geophysical ground surveys to evaluate ground conditions. A significantly expanded environmental baseline program will be underway in 2017 to further the ongoing baseline data collection at the Arctic Project. Aquatics, avian and large mammal surveys will be continued and expanded, water balance programs will be expanded, and collection of data from the existing meteorological station will continue. The timing of the field program will provide the information required for completion of the PFS anticipated to be in Q1 2018.

Bornite Project

We are executing a $10 million program at the Bornite Project, funded by South32 per the Option Agreement. This year’s exploration at Bornite was approved by a joint Trilogy-South32 Technical Committee and is focused on drilling the extensions of mineralization last drilled by us in 2013.

During the 2013 exploration program at the Bornite Project, we completed 8,142 meters of drilling with 4,684 meters drilled at the Ruby Creek zone (a potential open pit resource) and 3,458 meters drilled at the South Reef zone (a potential underground resource). A series of press releases highlighted results of the drilling at Bornite starting with the Company’s press release dated October 7, 2013 where we highlighted drill hole RC13-224 which intersected two mineralized intervals, starting at 513.3 meters and ending at 754.6 meters (241.3 meter interval), for a combined 236.0 meter composite interval with a weighted average grade of 1.90% copper, and comprised of 229.4 meters at a grade of 1.73% copper and 6.6 meters at a grade of 7.70% copper.

This year’s exploration program at Bornite is one of the larger programs in the history of drilling at the Upper Kobuk Mineral Projects. With an approved budget of $10 million, we will be drilling approximately 12,000 meters at Bornite this field season to test the extension of the mineralization from the drill holes from our 2013 drill campaign along with a ground gravity survey, continuation of hydrology data collection and initiating metallurgy and acid based accounting for Bornite.

Drilling at the Bornite Project began in early June and is expected to be finished in late September with results released throughout the fall.

Ambler Mining District Industrial Access Project

In March 2017, we announced that the permitting process had advanced on the Ambler Mining District Industrial Access Project (“AMDIAP”) with the publishing of the Notice of Intent (“NOI”) by the Bureau of Land Management (“BLM”) on February 28, 2017 which is a significant milestone in the permitting process. The NOI initiates the permitting process under the National Environmental Policy Act (“NEPA”) for the preparation of an Environmental Impact Statement (“EIS”) on the AMDIAP. The BLM is the lead Federal agency for the EIS. This notice initiated the public scoping process for the EIS with comments due by May 30, 2017.

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

The AMDIAP is anticipated to provide surface access to the Ambler Mining District, long known to contain significant deposits of copper, lead, zinc, gold and silver and specifically including the Company’s UKMP.

We are also working closely with AIDEA to amend the Memorandum of Understanding (“MOU”), originally signed in 2013, as the industrial road route has been selected and permitting documents have been submitted to the relevant US federal agencies. We will work with AIDEA, as the proponent for the AMDIAP, to have direct input into the permitting process for the road and the ability to attend meetings with the BLM, as the lead federal agency for the EIS process.

Corporate developments

Annual General Meeting

The Annual General Meeting was held on May 8, 2017. We are pleased to report all directors standing for nomination were resoundingly elected by the Shareholders of the Company.

Outlook

Our 2017 program has a total budget of $17.1 million with $7.1 million to be expended during the fiscal year to advance the Arctic Project to pre-feasibility and $10.0 million for the exploration program at the Bornite Project. The Arctic PFS will be supported by information collected during the 2015 and 2016 field seasons as well as additional information to be collected during the 2017 summer field program. The completion of the 2017 field program will complete a staged three-year site investigation program where the first two years focused almost exclusively on collecting data in and around the proposed Arctic open-pit, and the third year focuses on infrastructure and mine design. The Arctic PFS is anticipated to be completed in Q1 2018.

The exploration program at the Bornite Project is an opportunity to potentially expand the resource at Bornite by drilling the extensions of mineralization last drilled by the Company in 2013. Approximately 12,000 meters will be drilled at Bornite which drilling will be focused entirely on testing the size and depth of the extension of the known deposit. Bornite currently has 5.5 billion pounds of copper inferred resource and 913 million pounds of copper indicated resource. Drilling at the Bornite Project commenced in early June and will continue through to late September with drill results anticipated to be released late in the summer and continue into the fall.

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

Bornite Project

On October 19, 2011, NovaCopper US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease (the “NANA Agreement”), we acquired, in exchange for, among other things, a $4.0 million cash payment to NANA, the exclusive right to explore the Bornite property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project. Both projects are included as part of a larger area of interest set forth in the NANA Agreement. The agreement with NANA created a total land package incorporating our Ambler lands with the adjacent Bornite and ANCSA lands with a total area of approximately 352,900 acres (142,831 hectares).

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

Summary of results

in thousands of dollars,

except for per share amounts

Three months ended			Six months ended
Selected expenses	May 31, 2017 $	May 31, 2016 $	May 31, 2017 $	May 31, 2016 $
General and administrative	407	373	785	719
Mineral properties expense	1,297	457	1,936	990
Professional fees	193	210	318	346
Salaries	224	257	466	469
Salaries – stock-based compensation	106	116	499	398
Unrealized (gain) loss on held for trading investments	(70)	-	1,169	-
Loss from continuing operations for the period	2,390	1,460	5,387	2,983
Loss from discontinued operations for the period	-	187	-	359
Loss and comprehensive loss for the period	2,390	1,647	5,387	3,342
Basic and diluted loss per common share	$0.02	$0.01	$0.05	$0.03

For the three months ended May 31, 2017, Trilogy reported a net loss of $2.4 million (or $0.02 basic and diluted loss per common share) compared to a net loss of $1.6 million for the corresponding period in 2016 (or $0.01 basic and diluted loss per common share). This variance was primarily due to the size of the field programs at the UKMP in 2017 as well as the timing of the program. An increase of $840,000 of mineral property expenses occurred during the three months ended May 31, 2017 compared to the three months ended May 31, 2016. In 2017, the combined Arctic and Bornite field program began with drilling by early June compared to 2016 where the field program kicked off in early July. This earlier start resulted in an increased mineral property expense during the second quarter of 2017. Additionally, in preparation for the Arctic PFS study, an increased level of ongoing technical studies was occurring during the three months ended May 31, 2017 compared to the corresponding period in 2016.

Trilogy recognized a gain on held for trading investments of $70,000 during the three months ended May 31, 2017 due to an appreciation in the share price of Gold Mining Inc. (“GMI”). The investments consist of common shares and warrants in GMI acquired as consideration for the sale of Sunward Investments Limited (“Sunward”) and its Titiribi gold-copper exploration project in Colombia. Other minor differences noted for the comparable periods were i) a small increase in general and administrative expenses to support the increased field program at the UKMP; ii) a small decrease in professional fees due to lower activity in the second quarter of 2017 compared to 2016; and iii) a small decrease in salaries due to the continued depreciation of the Canadian dollar..

The basic and diluted loss per common share of $0.02 for the three months ended May 31, 2017 is increased from the basic and diluted loss per common share of $0.01 for the three months ended May 31, 2016 due to the increased loss as described above.

For the six months ended May 31, 2017, Trilogy reported a net loss of $5.4 million (or $0.05 basic and diluted loss per common share) compared to a net loss of $3.3 million for the corresponding period in 2016 (or $0.03 basic and diluted loss per common share). This variance was primarily due to an unrealized loss on investments on the GMI securities of $1.2 million classified as held for trading for which movements in the fair value of the investments are recorded through the statement of loss. There are no comparable amounts for the six months ended May 31, 2016 as the Company acquired the investments in September 2016.

Adjusting for the unrealized loss on held for trading investments, there is a loss from continued operations of $4.2 million for the six months ended May 31, 2017 compared to the loss from continuing operations of $3.0 million for the six months ended May 31, 2016. The remaining increase is due almost entirely to an increase of $1.0 in mineral properties expenses. We incurred $1.9 million in mineral properties expense for the six months ended May 31, 2017 compared to $1.0 million for the six months ended May 31, 2016. The increase in mineral property expenses in 2017 is due to the significantly increased size of the 2017 field program compared to the 2016 program as discussed above. The increase is also attributable to several ongoing engineering studies, specifically an updated 3D geology model and resource estimate for the Arctic deposit, metallurgical test programs on the Arctic and Bornite Projects, completion of a pre-feasibility level slope geotechnical and hydrology study on the Arctic deposit, and a review of the hydrogeological conditions at the Bornite property. Waste characterization is also continuing on the Arctic Project which began in 2016. General and administrative expenses, salaries, stock-based compensation, and professional fees continue to be at comparable levels in the periods presented.

The basic and diluted loss per common share of $0.05 for the six months ended May 31, 2017 is increased from the basic and diluted loss per common share of $0.03 for the six months ended May 31, 2016 due to the increased loss as described above.

Selected financial data

Quarterly information

in thousands of dollars,

except per share amounts

	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015
	05/31/17 $	02/28/17 $	11/30/16 $	08/31/16 $	05/31/16 $	02/29/16 $	11/30/15 $	08/31/15 $
Interest and other income	12	11	10	15	18	18	12	8
Mineral property expenses	1,297	639	1,430	2,617	458	532	779	2,771
Income (loss) from discontinued operations for the period	-	-	4,561	(352)	(187)	(172)	(200)	(198)
Earnings (loss) for the period	(2,390)	(2,996)	2,025	(3,544)	(1,648)	(1,695)	(2,090)	(4,162)
Earnings (loss) per common share – basic and diluted	(0.02)	(0.03)	0.02	(0.03)	(0.02)	($0.02)	(0.02)	(0.04)

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

Our loss for the first quarter ended February 29, 2016 is comparable to typical first quarter losses in that it consists mainly of mineral property expenses relating to engineering studies completed in advance of the 2016 field program. The loss is increased slightly due to costs related to operating Sunward of $0.2 million when compared to periods where Trilogy did not own Sunward. During the second quarter of 2016, we incurred $0.5 million in mineral property expenses due to field season starting up in the last month of the second quarter and $0.2 million in discontinued operations relating to Sunward. During the third quarter of 2016, we incurred mineral property expenses of $2.6 million as we completed our drilling program. As a result, our loss for the third quarter ended August 31, 2016 is higher compared to previous quarter losses and consistent with the spending in the third quarter of 2015. We recognized earnings for the fourth quarter of 2016 of $2.0 million due to the gain on the sale of Sunward. Adjusted for the discontinued operations, the fourth quarter periods are substantially comparable.

Our loss for the first quarter ended February 28, 2017 of $3.0 million is significantly increased compared to prior quarterly periods due to an unrealized loss on held for trading investments of $1.2 million. The investments are classified as held for trading for which changes in the fair value of the investments are recorded through the statement of loss. Our loss for the second quarter ended May 31, 2017 of $2.4 million is significantly increased from the comparable period due to a significant increase is the size of our field program resulting in increased mineral property expenses of $1.3 million.

Liquidity and capital resources

At May 31, 2017, we had $14.5 million in cash and cash equivalents. We expended $3.6 million on operating activities during the six months ended May 31, 2017 compared with $3.1 million for operating activities for the same period in 2016. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative, salaries and professional fees. As at May 31, 2017, the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements for the next year. Management does expect to monetize its investments by selling shares of GMI in the next three to six months to assist in meeting its operational requirements. Future financings are anticipated through the sale of investments, equity financing, the exercise of mineral properties option, debt financing, convertible debt, or other means.

During the six months ended May 31, 2017, we received $10.0 million in funding from South32 for the exploration program at the Bornite Project which is categorized as an investing activity as the funds are being utilized on the UKMP. During the six months ended May 31, 2017, we generated $0.9 million in proceeds from the sale of investments. The proceeds were used for general operating activities. There was no comparable amount from investing activities in 2016 as we acquired the investments in September 2016.

We received $10.0 million from South32 for the first year program under the Option Agreement. As at May 31, 2017, the Company held $9.3 million in a segregated bank account for spending on the approved year 1 program at the Bornite Project. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

During the six months ended May 31, 2017, $0.1 million was used in financing activities to pay statutory employee withholding taxes on Restricted Share Units that vested. There were no comparable amounts from financing activities in 2016.

Contractual obligations

Contractually obligated cash flow requirements as at May 31, 2017 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,200	1,200	-	-	-
Office lease	1,282	77	164	534	507
	2,482	1,277	164	534	507

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $1.3 million.

Outstanding share data

At June 27, 2017, we had 105,554,489 common shares issued and outstanding. At June 27, 2017, we had outstanding 6,521,740 warrants with an exercise price of $1.60 each, 7,399,326 stock options with a weighted-average exercise price of $0.52, 997,631 DSUs, 600,002 RSUs, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold Arrangement Options and NovaGold DSUs, please refer to note 6 in our May 31, 2017 interim consolidated financial statements. Upon exercising all of the forgoing convertible securities, the Company would be required to issue aggregate of 15,522,146 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our May 31, 2017 unaudited interim consolidated financial statements

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets, and valuation of stock-based compensation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, investments, and accounts payable and accrued liabilities. The fair value of the financial instruments approximates their carrying value due to the short-term nature of their maturity. Our financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. Our investments are held for trading and are marked-to-market at each period end with changes in fair value recorded to the statement of loss. The South32 purchase option is a derivative financial liability measured at fair value with changes in value recorded to the statement of loss.

(e)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada. Our exposure to currency risk at May 31, 2017 is limited to the Canadian dollar consisting of cash of CDN$1,471,000, accounts receivable of CDN$125,000, deposit amounts of CDN$116,000, investments of CDN$8,106,000 and accounts payable of CDN$442,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $631,000.

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

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage liquidity risk through the management of the capital structure and financial leverage. Future financings may be obtained through debt financing, equity financing, sales of investments, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled “Contractual obligations.” Please see further discussion of our liquidity under “Liquidity and capital resources”

(h)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2017, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Item 4. Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2017. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: June 28, 2017	TRILOGY METALS INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1

Option Agreement To Form Joint Venture, dated April 10, 2017, by and between Trilogy Metals Inc., NovaCopper US Inc. and South32 Group Operations Pty Ltd. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A as filed on April 20, 2017, File No. 001-35447)*

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

