Form 10-Q
period 2017-08-31
Trilogy Metals Inc.
filed 2017-10-05
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2017

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

As of October 4, 2017, the registrant had 105,674,303 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Trilogy Metals Inc.

Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	August 31, 2017 $	November 30, 2016 $
Assets
Current assets
Cash and cash equivalents	10,205	7,340
Accounts receivable	341	47
Deposits and prepaid amounts	864	724
Current investments (note 3)	4,571	7,538
	15,981	15,649

Investments (note 3)	81	297
Plant and equipment	399	215
Mineral properties and development costs (note 4)	30,587	30,586
	47,048	46,747
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	4,759	593
	4,759	593

Mineral properties purchase option (note 4)	10,000	-
	14,759	593
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value; Issued –105,667,125 (2016 – 105,286,469)	136,494	136,357
Warrants (note 6(d))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 6(a, b))	18,392	18,134
Contributed surplus – units (note 6(c))	1,258	1,140
Deficit	(126,142)	(111,764)
	32,289	46,154
	47,048	46,747

Commitments and contingencies (notes 4, 5 and 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended		For the nine months ended
	August 31, 2017 $	August 31, 2016 $	August 31, 2017 $	August 31, 2016 $
Expenses
Amortization	27	17	66	59
Foreign exchange (gain) loss	(592)	3	(542)	8
General and administrative	273	311	1,050	1,030
Investor relations	107	30	263	80
Mineral properties expense (note 4(d))	8,471	3,077	10,407	4,067
Professional fees	86	84	404	430
Salaries	218	250	683	719
Salaries – stock-based compensation	104	146	603	544
Total expenses	8,694	3,918	12,934	6,937
Other items
Unrealized loss on held for trading investments	83	-	1,252	-
Loss on sale of investments	230	-	230	-
Loss on disposal of equipment	8	-	8	-
Interest and other income	(23)	(16)	(46)	(52)
Loss from continuing operations for the period	8,992	3,902	14,378	6,885

Loss from discontinued operations	-	353	-	712
Loss from discontinued operations for the period	-	353	-	712
Loss and comprehensive loss for the period	8,992	4,255	14,378	7,597

Basic and diluted loss per common share	$0.09	$0.04	$0.14	$0.07
Weighted average number of common shares outstanding	105,581,406	105,213,320	105,524,598	105,046,854

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2015	104,796,421	136,040	2,163	124	17,841	1,164	(106,902)	50,430
Restricted Share Units	108,399	34	-	-	-	(63)	-	(29)
Deferred Share Units	218,795	218	-	-	-	(218)	-	-
Exercise of options	143,889	56	-	-	(56)	-	-	-
Stock-based compensation	-	-	-	-	326	218	-	544
Loss for the period	-	-	-	-	-	-	(7,597)	(7,597)
Balance – August 31, 2016	105,267,504	136,348	2,163	124	18,111	1,101	(114,499)	43,348

Balance – November 30, 2016	105,286,469	136,357	2,163	124	18,134	1,140	(111,764)	46,154
Exercise of options	171,458	54	-	-	(54)	-	-	-
Restricted Share Units	209,198	83	-	-	-	(173)	-	(90)
Stock-based compensation	-	-	-	-	312	291	-	603
Loss for the period	-	-	-	-	-	-	(14,378)	(14,378)
Balance – August 31, 2017	105,667,125	136,494	2,163	124	18,392	1,258	(126,142)	32,289

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

(unaudited)

in thousands of US dollars

	For nine months ended
	August 31, 2017 $	August 31, 2016 $
Cash flows used in operating activities
Loss for the period	(14,378)	(7,597)
Items not affecting cash
Amortization	66	154
Loss on disposal of equipment	8	-
Loss on sale of held for trading investments	172	-
Unrealized loss on held for trading investments	1,252	-
Unrealized foreign exchange gain	(472)	-
Stock-based compensation	603	514
Net change in non-cash working capital
Increase in accounts receivable	(294)	(23)
(Increase)/decrease in deposits and prepaid amounts	(140)	132
Increase in accounts payable and accrued liabilities	4,116	104
	(9,067)	(6,716)
Cash flows from (used in) financing activities
Settlement of Restricted Share Units	(90)	-
	(90)	-
Cash flows from (used in) investing activities
Acquisition of plant & equipment	(209)	(121)
Mineral properties funding (note 4)	10,000	-
Proceeds from the sale of investments, net of fees	2,180	-
	11,971	(121)
Increase (decrease) in cash and cash equivalents	2,814	(6,837)
Effect of exchange rate on cash and cash equivalents	51	-
Cash and cash equivalents – beginning of period	7,340	16,139
Cash and cash equivalents – end of period	10,205	9,302
Less cash and cash equivalents of discontinued operations – end of period	-	(75)
Cash and cash equivalents of continuing operations – end of period	10,205	9,227

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1	Nature of operations

Trilogy Metals Inc., formerly NovaCopper Inc., (“Trilogy”, the “Company”, or “we”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company changed its name from NovaCopper Inc. to Trilogy Metals Inc. on September 1, 2016 to better reflect its diversified metals resource base. The Company is engaged in the exploration and development of mineral properties with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”).

2	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Trilogy and its wholly-owned subsidiary, NovaCopper US Inc., doing business as Trilogy Metals US (“Trilogy Metals US”). These consolidated financial statements included the accounts of Sunward Resources Ltd. (“Sunward”), Sunward Investments Ltd. (“Sunward Investments”) and Sunward Resources Limited (“Sunward BVI”) for the period June 19, 2015 to September 1, 2016, inclusive. Sunward BVI has registered a branch, Sunward Resources Sucursal Colombia, to do business in Colombia. All significant intercompany transactions are eliminated on consolidation.

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

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of August 31, 2017, our results of operations for the three months and nine months ended August 31, 2017 and 2016 and our cash flows for the nine months ended August 31, 2017 and 2016. The results of operations for the three and nine months ended August 31, 2017 are not necessarily indicative of the results to be expected for the year ending November 30, 2017.

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

These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 4, 2017.

Recent accounting pronouncements

i.	Statement of cash flows

In November 2016, the FASB issued guidance regarding the presentation of restricted cash in the statement of cash flows (“ASU 2016-18”). This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company has analyzed the impact of the update and determined that the clarification will not affect the Company’s presentation on its statement of cash flows. The Company early adopted the standard in the second quarter of 2017. As there was no impact on the Company’s statement of cash flows, there were no changes as a result of adopting the standard.

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

3	Investments

On September 1, 2016, Trilogy completed the sale to GoldMining Inc. (“GMI”), formerly Brazil Resources Inc., a public company listed on the TSX-Venture exchange, of all of the issued and outstanding shares of Sunward Investments for consideration of 5,000,000 common shares of GMI valued at $7.8 million and 1,000,000 warrants, with each warrant exercisable into one common share of GMI for a period of two years at an exercise price of CDN$3.50, valued at $0.3 million, for total consideration of $8.1 million. Of the common shares received, 2,500,000 common shares were saleable immediately with the remaining 2,500,000 common shares saleable six months following the close. Sunward Investments, through a subsidiary, owns 100% of the Titiribi gold-copper exploration project.

The common shares and warrants received have been designated as held-for-trading financial assets, with the classification as current investments and long-term investments, respectively.

in thousands of dollars

	August 31, 2017 $	November 30, 2016 $

Current investments	4,571	7,538
Long-term investments	81	297
Investments	4,652	7,835

The fair value of the common shares is determined based on the closing price at each period end. The fair value of the BRI warrants is determined using the Black-Scholes option pricing model at each period end.

During the nine months ended August 31, 2017, the Company sold 1,519,000 common shares of GMI during the period for proceeds of $2.2 million and realized a loss on sale of $0.2 million. For the nine months ended August 31, 2017, the Company recorded an unrealized loss on the common shares and warrants of GMI of $1.3 million.

4	Mineral properties and development costs

in thousands of dollars

	November 30, 2016 $	Acquisition costs $	August 31, 2017 $
Alaska, USA
Ambler (a)	26,586	1	26,587
Bornite (b)	4,000	-	4,000
	30,586	1	30,587

in thousands of dollars

	November 30, 2015 $	Acquisition costs $	November 30, 2016 $
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586	-	30,586

(a)	Ambler

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

The Ambler lands were acquired on October 17, 2011 by Trilogy Metals US through a purchase and sale agreement with AGC. On October 24, 2011, NovaGold transferred its ownership of Trilogy Metals US to the Company, then a wholly owned subsidiary of NovaGold, which was subsequently spun-out to NovaGold shareholders and publicly listed on April 30, 2012 (“NovaGold Arrangement”).

(b)	Bornite

On October 19, 2011, Trilogy Metals  US acquired the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands, and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act, located adjacent to the Ambler lands in Northwest Alaska. As consideration, Trilogy Metals  US paid $4 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects through an Exploration Agreement and Option to Lease with NANA. Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after Trilogy Metals  US has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the classification of land from which production originates.

(c)	Option Agreement

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to Form a Joint Venture with South32 Group Operations Pty Ltd. (“South32”) on the UKMP (“Option Agreement”). Trilogy Metals  US has granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. Upon exercise of the option, Trilogy Metals US will transfer its Alaskan assets, including the UKMP, and South32 will contribute a minimum of $150 million to a newly formed limited liability company (“JV LLC”), plus any amounts Trilogy Metals US spends at the Arctic Project over the next three years to a maximum of $5 million per year (the “Subscription Price”), less an amount of the initial funding contributed by South32.

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three year period, which funds will be used to execute a mutually agreed upon program at the UKMP. The funds provided by South32 may only be expended based on the approved program. Provided that all the exploration data and information has been made available to South32 by no later than December 31 of each year, South32 must decide by the end of January of the following year whether: (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. If the election to fund a further tranche is not made in January, South32 has until the end of March to exercise the option to form the JV LLC and make the subscription payment.

The Company received $10.0 million for the first payment following the approval of the year 1 program and budget in April 2017. As at August 31, 2017, the Company held $2.7 million in a segregated bank account for spending on the approved year 1 program at Bornite. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

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

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods and includes expenditures funded by South32.

In thousands of dollars

	Three months ended August 31, 2017 $	Three months ended August 31, 2016 $	Nine months ended August 31, 2017 $	Nine months ended August 31, 2016 $
Alaska, USA
Community	67	63	201	184
Drilling	3,194	712	3,284	712
Engineering	1,085	191	1,508	410
Environmental	122	212	181	235
Geochemistry and geophysics	146	28	151	41
Land and permitting	215	113	667	322
Other income	(26)	(34)	(26)	(34)
Project support	2,307	1,030	2,641	1,136
Wages and benefits	1,361	762	1,800	1,061
Mineral property expense	8,471	3,077	10,407	4,067

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to August 31, 2017 is $73.4 million and cumulative acquisition costs are $30.6 million totaling $104.0 million spent to date.

5	Accounts payable and accrued liabilities

in thousands of dollars

	August 31, 2017 $	November 30, 2016 $
Trade accounts payable	2,179	160
Accrued liabilities	2,494	281
Accrued salaries and vacation	86	152
Accounts payable and accrued liabilities	4,759	593

6	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2015	104,796,421	136,040
Exercise of options	162,854	65
Restricted Share Units	108,399	34
Deferred Share Units	218,795	218
November 30, 2016	105,286,469	136,357
Exercise of options	171,458	54
Restricted Share Units	209,198	83
August 31, 2017, issued and outstanding	105,667,125	136,494

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares, once vested, to satisfy holders of deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of August 31, 2017, 20,685 NovaGold DSUs remain outstanding representing a right to receive 3,447 common shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)	Stock options

During the nine month period ended August 31, 2017, 1,695,000 options (August 31, 2016 – 1,785,000 options) at a weighted-average exercise price of CDN$0.72 (August 31, 2016 – CDN$0.44) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.22 per option.

For the nine month period ended August 31, 2017, Trilogy recognized a stock-based compensation charge of $0.31 million (August 31, 2016– $0.33 million) for options granted to directors, employees and service providers, net of forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

August 31, 2017
Risk-free interest rates	0.89%
Exercise price	CDN$0.72
Expected life	3.0 years
Expected volatility	74.3%
Expected dividends	Nil

As of August 31, 2017, there were 1,405,843 non-vested options outstanding with a weighted average exercise price of $0.48; the non-vested stock option expense not yet recognized was $0.1 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the nine month period ended is as follows:

	August 31, 2017
	Number of options	Weighted average exercise price $
Balance – beginning of period	6,049,433	0.50
Granted	1,695,000	0.57
Exercised	(362,477)	0.40
Forfeited	(169,329)	0.50
Balance – end of period	7,212,627	0.56

The following table summarizes information about the stock options outstanding at August 31, 2017.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.35 to $0.50	4,267,627	2.95	0.41	3,588,457	0.42	679,170
$0.51 to $1.00	2,890,000	3.30	0.75	2,163,327	0.81	726,673
$1.01 to $1.47	55,000	0.67	1.59	55,000	1.59	-
	7,212,627	3.07	0.56	5,806,784	0.58	1,405,843

The aggregate intrinsic value of vested share options (the market value less the exercise price) at August 31, 2017 was $2.8 million (August 31, 2016 - $0.49 million) and the aggregate intrinsic value of exercised options for the nine months ended August 31, 2017 was $0.15 million (August 31, 2016 - $0.09 million).

(b)	NovaGold Arrangement Options

Under the NovaGold Arrangement, holders of NovaGold stock options received one option in Trilogy for every six options held in NovaGold (“NovaGold Arrangement Options”). All NovaGold Arrangement Options remaining expired during the nine months ended August 31, 2017.

A summary of the NovaGold Arrangement Options and changes during the nine month period ended is as follows:

	August 31, 2017
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

A summary of the Company’s unit plans and changes during the nine month period ended August 31, 2017 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	400,001	925,390
Granted	600,000	98,554
Vested/paid	(399,999)	-
Balance – end of period	600,002	1,023,944

For the nine months ended August 31, 2017, Trilogy recognized a stock-based compensation charge of $0.29 million (August 31, 2016- $0.22 million), net of forfeitures.

On December 15, 2016, 600,000 RSUs were granted to officers vesting one third immediately, one third on the first anniversary of the grant date, and one third on the second anniversary. On December 23, 2016, 399,999 RSUs vested and were settled through the issuance of 209,198 shares and a cash payment of $90,000 to cover tax withholdings.

(d)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the nine months ended August 31, 2017 is as follows:

	Number of Warrants	Weighted average years to expiry	Weighted average exercise price $
Balance – beginning of period	6,521,740	2.35	1.60
Balance – end of period	6,521,740	1.85	1.60

7	Financial instruments

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at August 31, 2017 is limited to Canadian dollar balances consisting of cash of CDN$2,596,000, accounts receivable of CDN$421,000, deposit amounts of CDN$116,000, investments of CDN$5,833,000 and accounts payable of CDN$859,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $647,000.

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

Contractually obligated cash flow requirements as at August 31, 2017 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	4,759	4,759	-	-	-
Office lease (note 8)	1,349	44	178	580	547
	6,108	4,803	178	580	547

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2017, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

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

in thousands of dollars

	August 31, 2017 $			November 30, 2016 $
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Current investments – shares	4,571	-	-	7,538	-	-
Investments – warrants	-	-	81	-	-	297
South32 purchase option	-	-	-	-	-	-

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

8	Commitments

The Company has commitments in respect of office leases requiring future minimum lease payments as follows:

in thousands of dollars

August 31, 2017 $
2017	44
2018	178
2019	184
2020	193
2021	203
2022-2024	547
Total	1,349

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian securities laws. These forward-looking statements may include statements regarding outlook, perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating to anticipated activity with respect to the Ambler Mining District Industrial Access Project, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, the adequacy of the funds paid by South32 under the Option Agreement including pursuant to the exercise of the option to fund the UKMP through to feasibility and permitting of the first mine, the exercise of the option by South32, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to the inability to define proven and probable reserves;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	none of the Company’s mineral properties are in production or are under development;

•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project (“AMDIAP”) will receive the requisite permits and, if it does, whether Alaska Industrial Development and Export Authority will build the AMDIAP;
•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
•	uncertainty as to estimates of capital costs, operating costs, production and economic returns;
•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
•	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
•	risks related to market events and general economic conditions;
•	uncertainty related to inferred mineral resources;
•	uncertainty related to the economic projections contained herein derived from the Preliminary Economic Assessment titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska” dated effective September 12, 2013;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade, and continuity of our mineral deposits;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
•	commodity price fluctuations;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of its control;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to our mineral properties;
•	our history of losses and expectation of future losses;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	our need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of our directors;
•	risks related to potential future litigation;
•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	uncertainty as to the volatility in the price of the Company’s shares;
•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC”), Canadian Securities Administrators, the NYSE American, the TSX, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Cautionary note to United States investors

Reserve and resource estimates

This Management’s Discussion and Analysis has been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of U.S. securities laws. Unless otherwise indicated, all resource and reserve estimates included in this Management’s Discussion and Analysis have been prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the 2014 Canadian Institute of Mining, Metallurgy, and Petroleum Definition Standards on Mineral Resources and Mineral Reserves. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Canadian standards, including NI 43-101, differ significantly from the requirements of the SEC, and resource and reserve information contained herein may not be comparable to similar information disclosed by U.S. companies. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserves”. Under U.S. standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. U.S. investors should also understand that an “inferred mineral resource” has a lower level of confidence than an “indicated mineral resource” and must not be converted to a mineral “reserve”. It is reasonably expected that the majority of “inferred mineral resources” could be upgraded to “indicated mineral resources” with continued exploration. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable with information made public by companies that report in accordance with U.S. standards.

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated October 4, 2017 and provides an analysis of our unaudited interim financial results for the quarter ended August 31, 2017 compared to the quarter ended August 31, 2016.

The following information should be read in conjunction with our August 31, 2017 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2016. A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements and note 2 of the interim consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Andrew W. West, P.Geo., an employee and Exploration Manager for Trilogy, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE-American under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

We are a base metals exploration company focused on exploring and developing our mineral holdings in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, Trilogy Metals US. Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”), consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project (the “Bornite Project”).

Project activities

The focus of this third fiscal quarter has been working to advance our projects. With a combined 2017 budget of $17.1 million for the Bornite and Arctic Projects, this quarter was busy at our remote project sites in northwest Alaska.

Bornite Project

We are currently executing a $10 million exploration program at the Bornite Project, funded by South32 Group Operations Pty Ltd., a subsidiary of South32 Limited (ASX/JSE/LSE: S32), (“South32”) under an Option Agreement on the UKMP entered into on April 10, 2017 (“Option Agreement”). The focus of this year’s program is to target high-grade copper mineralization north and east of the previously identified resources which were last drilled by us in 2013 and to define the edges of the mineralized system. This year’s exploration at Bornite was approved by a joint Trilogy-South32 Technical Committee.

Under the terms of the Option Agreement, Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of the Company’s Alaskan assets currently held directly by Trilogy Metals US. Upon exercise of the option, Trilogy Metals US will transfer its Alaskan assets, including the UKMP, and South32 will contribute a minimum of $150 million, subject to certain adjustments, to a newly formed and jointly held, limited liability company.

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three year period, which funds will be used to execute a mutually agreed upon program at the UKMP. South32 may exercise its option at any time over the next three years to enter into the 50/50 joint venture. Provided that all the exploration data and information has been made available to South32 by no later than December 31 of each year, South32 must decide by the end of January of the following year whether: (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. If the election to fund a further tranche is not made in January, South32 has until the end of March to exercise the option to form the LLC and make the subscription payment.

This year’s exploration program at Bornite is one of the larger programs in the history of drilling at the Bornite Project. With an approved budget of $10 million, we will be drilling approximately 9,000 meters at Bornite this field season to test the extension of the mineralization from the drill holes from our 2013 drill campaign along with a ground gravity survey, continuation of hydrology data collection and initiating metallurgy and acid based accounting for Bornite.

Drilling at the Bornite Project began in early June and is expected to be finished in early October with results released throughout the fall. We completed 6,037 meters by August 31, 2017 and released our first results on September 18, 2017 from the first three holes comprising 3,083 meters.

Arctic Project

In early June 2017, we announced the engagement of Ausenco Engineering Canada Inc. to prepare the Arctic Project PFS technical report anticipated to be complete in Q1 2018. The Company has also engaged Amec Foster Wheeler to complete mine planning and SRK Consulting (Canada) Inc. to complete tailings and waste design, hydrology and environmental studies.

The summer field program for the Arctic Project PFS was conducted in July with the completion of 257 meters of geotechnical drilling and 26 test pits completed to determine site facility locations and mine design. We also completed geophysical ground surveys to evaluate ground conditions. We continued our environmental baseline program through the summer of 2017 which includes baseline data collection on aquatic and avian resources, ongoing water quality, hydrology and meteorology. The water quality program was expanded in 2017 to include additional sample locations and increased sample frequency.

The results from this summer’s field program are currently being compiled and analyzed by the PFS consultants. The timing of the field program will provide the information required for completion of the PFS anticipated to be in Q1 2018.

We also completed 455 meters of infill drilling at Arctic in late August collecting core to provide two tonnes of material for an ore-sorting study to be initiated in Q4 2017.

Outlook

Our 2017 program has a total budget of $17.1 million with $7.1 million to be expended during the fiscal year to advance the Arctic Project to pre-feasibility and $10.0 million for the exploration program at the Bornite Project. The Arctic Project PFS will be supported by information collected during the 2015 - 2017 field seasons. The completion of our 2017 field program has completed a staged three-year site investigation program where the first two years focused almost exclusively on collecting data in and around the proposed Arctic open-pit, and the third year focused on infrastructure and mine design. The Arctic Project PFS is anticipated to be completed in Q1 2018.

The exploration program at the Bornite Project is an opportunity to potentially expand the size of the Bornite deposit by drilling the extensions of mineralization last drilled by the Company in 2013. Approximately 9,000 meters will be drilled at Bornite which drilling will be focused entirely on testing the size and depth of the extension of the known deposit. Drilling at the Bornite Project commenced in early June and will continue through to early October with drill results anticipated to be released through the fall. Initial drill results were released on September 18, 2017 on the first three drill holes.

Property review

Our principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise approximately 355,385 acres (143,819 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized targets within a 100 kilometer long volcanogenic massive sulfide (“VMS”) belt, are owned by Trilogy Metals US. The Ambler lands are located in Northwestern Alaska and consist of 114,500 acres (46,337 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

We have recorded the Ambler lands as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies.

Bornite Project

On October 19, 2011, Trilogy Metals US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease (the “NANA Agreement”), we acquired, in exchange for, among other things, a $4.0 million cash payment to NANA, the exclusive right to explore the Bornite property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project. Both projects are included as part of a larger area of interest set forth in the NANA Agreement. The agreement with NANA created a total land package incorporating our Ambler lands with the adjacent Bornite and ANCSA lands with a total area of approximately 355,385 acres (143,819 hectares).

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

Summary of results

in thousands of dollars,

except for per share amounts

	Three months ended		Nine months ended
Selected expenses	August 31, 2017 $	August 31, 2016 $	August 31, 2017 $	August 31, 2016 $
Foreign exchange (gain) loss	(592)	3	(542)	8
General and administrative	273	311	1,050	1,030
Mineral properties expense	8,471	3,077	10,407	4,067
Professional fees	86	84	404	430
Salaries	218	250	683	719
Salaries – stock-based compensation	104	146	603	544
Unrealized loss on held for trading investments	83	-	1,252	-
Loss from continuing operations for the period	8,992	3,902	14,378	6,885
Loss from discontinued operations for the period	-	353	-	712
Loss and comprehensive loss for the period	8,992	4,255	14,378	7,597
Basic and diluted loss per common share	$0.09	$0.04	$0.14	$0.07

For the three months ended August 31, 2017, Trilogy reported a net loss of $9.0 million (or $0.09 basic and diluted loss per common share) compared to a net loss of $4.3 million for the corresponding period in 2016 (or $0.04 basic and diluted loss per common share). This variance of $4.7 million was primarily due to the size of the field programs at the UKMP in 2017 as well as the timing of the program. An increase of $5.4 million in mineral property expenses incurred during the three months ended August 31, 2017 compared to the three months ended August 31, 2016 accounted for the increase in its entirety. The 2017 program consists of a $10.0 million exploration program at the Bornite Project, funded by South32, and a $7.1 million program towards completing a pre-feasibility study at the Arctic Project expected to be completed in Q1 2018. Comparably, in 2016, the field program consisted of a drill program at Arctic to prepare the project for pre-feasibility work. The field program in 2017 began in late May and continued through the third quarter. In 2016, the field program consisted of a 45-day program that wrapped up in late July. The increase in the mineral property expenses is due to the size and variety of the programs being undertaken. The increase was offset by slight decreases in general and administrative, salaries and stock-based compensation expense during the three months ended August 31, 2017 compared to the three months ended August 31, 2016.

Trilogy recognized a gain on foreign exchange during the three months ended August 31, 2017 of $0.6 million due to the appreciation of the Canadian dollar in the current fiscal year. We were holding a higher average volume of cash and cash equivalents in Canadian dollars during the third quarter of 2017 mainly due to the sale of investments which consist of shares in Gold Mining Inc. (“GMI”). The investments are also denominated in Canadian dollars and benefited from the appreciation of the Canadian dollar in the third quarter. We acquired the investments on September 1, 2016 as consideration for the sale of Sunward Investments Limited (“Sunward”) and its Titiribi gold-copper exploration project in Colombia. As such, a comparable foreign currency movement did not exist in the third quarter of 2016. There was also a loss from discontinued operations of $0.4 million for the three months ended August 31, 2016 which relates to the sale of Sunward. There is no comparable amount in the current fiscal year as the sale was completed on September 1, 2016. Other minor differences noted for the comparable periods were i) a small decrease in general and administrative expenses; ii) a small decrease in salaries due to lower level of staff in the third quarter of 2017 compared to 2016; and iii) a small decrease in stock-based compensation due to the timing of the amortization of expense.

The basic and diluted loss per common share of $0.09 for the three months ended August 31, 2017 increased from the basic and diluted loss per common share of $0.04 for the three months ended August 31, 2016 due to the increased loss as described above.

For the nine months ended August 31, 2017, Trilogy reported a net loss of $14.4 million (or $0.14 basic and diluted loss per common share) compared to a net loss of $7.6 million for the corresponding period in 2016 (or $0.07 basic and diluted loss per common share). The increase in net loss is primarily due to an increase in mineral property expense of $6.3 million from $4.1 million for the nine months ended August 31, 2016 to $10.4 million for the nine months ended August 31, 2017. Similarly to the variance in the three-month periods, the field program being executed in 2017 is significantly larger and more varied than the field program completed in 2016. The variance is also due to an unrealized loss on investments on the GMI securities of $1.3 million classified as held for trading for which changes in the fair value of the investments are recorded through the statement of loss. There are no comparable amounts for the nine months ended August 31, 2016 as the Company acquired the investments in September 2016.

Trilogy recognized a gain on foreign exchange during the nine months ended August 31, 2017 of $0.5 million due to the appreciation of the Canadian dollar in the current quarter as well as the volume of funds held in Canadian dollars. There is no comparable amount in 2016 due to the timing of acquiring the GMI investments. Additionally, there was a loss from discontinued operations of $0.7 million for the nine months ended August 31, 2016 from the operations of Sunward for which there is no comparable amount in 2017. Other minor differences noted for the comparable periods were i) a small increase in general and administrative expenses; ii) a small decrease in professional fees due to a lower level of corporate activity compared to 2016, iii) a small decrease in salaries due to lower level of staff in the third quarter of 2017 compared to 2016; and iv) a small increase in stock-based compensation due to increasing Black-Scholes valuations from an increased share price.

The basic and diluted loss per common share of $0.14 for the nine months ended August 31, 2017 increased from the basic and diluted loss per common share of $0.07 for the nine months ended August 31, 2016 due to the increased loss as described above.

Selected financial data

Quarterly information

in thousands of dollars,

except per share amounts

	Q3 2017	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016	Q4 2015
	08/31/17 $	05/31/17 $	02/28/17 $	11/30/16 $	08/31/16 $	05/31/16 $	02/29/16 $	11/30/15 $
Interest and other income	23	12	11	10	16	18	18	12
Mineral property expenses	8,471	1,297	639	970	3,077	458	532	779
Income (loss) from discontinued operations for the period	-	-	-	4,561	(352)	(187)	(172)	(200)
Earnings (loss) for the period	(8,992)	(2,390)	(2,996)	2,736	(4,255)	(1,648)	(1,695)	(2,090)
Earnings (loss) per common share – basic and diluted	(0.09)	(0.02)	(0.03)	0.03	(0.04)	(0.02)	(0.02)	(0.02)

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

Our loss for the first quarter ended February 29, 2016 is comparable to typical first quarter losses in that it consists mainly of mineral property expenses relating to engineering studies completed in advance of the 2016 field program. The loss is increased slightly due to costs related to operating Sunward of $0.2 million when compared to periods when Trilogy did not own Sunward. During the second quarter of 2016, we incurred $0.5 million in mineral property expenses due to the field season starting up in the last month of the second quarter and $0.2 million in discontinued operations relating to Sunward. During the third quarter of 2016, we incurred mineral property expenses of $3.1 million as we completed our drilling program. As a result, our loss for the third quarter ended August 31, 2016 is higher compared to previous quarter losses and consistent with the spending in the third quarter of 2015. We recognized earnings for the fourth quarter of 2016 of $2.7 million due to the gain on the sale of Sunward. Adjusted for the discontinued operations, the fourth quarter periods are substantially comparable.

Our loss for the first quarter ended February 28, 2017 of $3.0 million is significantly increased compared to prior quarterly periods due to an unrealized loss on held for trading investments of $1.2 million. The investments are classified as held for trading and changes in the fair value of the investments are recorded through the statement of loss. Our loss for the second quarter ended May 31, 2017 of $2.4 million is significantly increased from the comparable period due to a significant increase is the size of our field program resulting in increased mineral property expenses of $1.3 million. Similarly, our loss for the third quarter ended August 31, 2017 of $9.0 million is significantly increased from the comparable loss of $4.3 million in the third quarter ended August 31, 2016 due to the size of the 2017 field program which is more than double the 2016 field program.

Liquidity and capital resources

At August 31, 2017, we had $10.2 million in cash and cash equivalents. We expended $9.1 million on operating activities during the nine months ended August 31, 2017 compared with $6.7 million for operating activities for the same period in 2016. The majority of cash spent on operating activities during all periods was expended on mineral property expenses. Other operating expenses consisted of cash spent on general and administrative costs, salaries, professional fees and investor relations. At August 31, 2017, the Company had working capital available of $11.2 million. As at August 31, 2017, the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements for the next year. Management does expect to monetize its current investments by selling shares of GMI in the next six months to assist in meeting its operational requirements. Future financings are anticipated through the sale of investments, equity financing, the exercise of mineral properties option, convertible debt, or other means.

During the nine months ended August 31, 2017, we received $10.0 million in funding from South32 for the exploration program at the Bornite Project which is categorized as an investing activity as the funds are being utilized on the UKMP. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash. Funds are transferred to operating accounts on a monthly basis in accordance with the approved budget and working capital needs. As at August 31, 2017, the Company held $2.7 million in a segregated bank account for spending on the approved year 1 program at the Bornite Project.

During the nine months ended August 31, 2017, we generated $2.2 million in proceeds from the sale of investments. The proceeds were used for general operating activities. There was no comparable amount from investing activities in 2016 as we acquired the investments in September 2016. Subsequent to quarter-end, we have generated approximately an additional C$1.0 million in proceeds from the sale of investments.

During the nine months ended August 31, 2017, $0.1 million was used in financing activities to pay statutory employee withholding taxes on Restricted Share Units that vested. There were no comparable amounts from financing activities in 2016.

Contractual obligations

Contractually obligated cash flow requirements as at August 31, 2017 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	4,759	4,759	-	-	-
Office lease	1,349	44	178	580	547
	6,108	4,803	178	580	547

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $1.3 million.

Outstanding share data

At October 4, 2017, we had 105,674,303 common shares issued and outstanding. At October 4, 2017, we had outstanding 6,521,740 warrants with an exercise price of $1.60 each, 7,197,500 stock options with a weighted-average exercise price of $0.56, 1,041,232 DSUs, 600,002 RSUs, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold Arrangement Options and NovaGold DSUs, please refer to note 6 in our August 31, 2017 interim consolidated financial statements. Upon exercise of all of the forgoing convertible securities, the Company would be required to issue aggregate of 15,363,921 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our August 31, 2017 unaudited interim consolidated financial statements

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets, and valuation of stock-based compensation.

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. The acquisition of title to mineral properties is a complicated and uncertain process. We have taken steps, in accordance with industry standards, to verify the title to mineral properties in which it has an interest. Although we have made efforts to ensure that legal title to mining assets is properly recorded, there can be no assurance that such title will be secured indefinitely.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, investments, and accounts payable and accrued liabilities. The fair value of the financial instruments approximates their carrying value due to the short-term nature of their maturity. Our financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. Our investments are held for trading and are marked-to-market at each period end with changes in fair value recorded to the statement of loss. The South32 purchase option is a derivative financial liability measured at fair value with changes in fair value recorded to the statement of loss.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada. Our exposure to currency risk at August 31, 2017 is limited to Canadian dollar balances consisting of cash of CDN$2,596,000, accounts receivable of CDN$421,000, deposit amounts of CDN$116,000, investments of CDN$5,833,000 and accounts payable of CDN$859,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss would change by approximately $647,000.

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

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage liquidity risk through the management of the capital structure and financial leverage. Future financings may be obtained through equity financing, sales of investments, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled “Contractual obligations.” Please see further discussion of our liquidity under “Liquidity and capital resources”

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2017, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2017. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: October 5, 2017	TRILOGY METALS INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of NovaCopper Inc., dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2	Articles of NovaCopper Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

