Form 10-K
period 2017-11-30
Trilogy Metals Inc.
filed 2018-02-02
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission File Number: 1-35447

TRILOGY METALS INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia	98-1006991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1150, 609 Granville Street Vancouver, British Columbia Canada	V7Y 1G5
(Address of Principal Executive Offices)	(Zip Code)

(604) 638-8088 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	NYSE AMERICAN

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As at May 31, 2017, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $39.4 million. As of February 1, 2018, the registrant had 106,536,276 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2018, in connection with the registrant’s 2018 annual meeting of stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TRILOGY METALS INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Trilogy” refer to Trilogy Metals Inc., formerly NovaCopper Inc. (“Trilogy”), a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2017.

CURRENCY

All dollar amounts are in United States currency unless otherwise stated. References to C$ or CDN$ refer to Canadian currency, and $ or US$ to United States currency.

FORWARD-LOOKING STATEMENTS

The information discussed in this annual report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and applicable Canadian securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating anticipated activity with respect to the Ambler Mining District Industrial Access Project (“AMDIAP”), the Company’s plans and expectations relating to the Upper Kobuk Mineral Projects, completion of transactions, market prices for precious and base metals, the anticipated timing and results of the Arctic PFS (as defined herein) or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves;

•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;

•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;

•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;

•	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority (“AIDEA”) will build the AMDIAP;

•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;

•	none of the Company’s mineral properties are in production or are under development;

•	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares (“Common Shares”), diluting voting power and reducing future earnings per share;

•	commodity price fluctuations;

•	our history of losses and expectation of future losses;

•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

•	uncertainty related to inferred mineral resources;

•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

•	risks related to market events and general economic conditions;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of its control;

•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;

•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

•	uncertainty related to title to our mineral properties;

•	risks related to the acquisition and integration of operations or projects;

•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

•	our need to attract and retain qualified management and technical personnel;

•	risks related to conflicts of interests of some of our directors and officers;

•	risks related to potential future litigation;

•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;

•	risks related to global climate change;

•	risks related to adverse publicity from non-governmental organizations;

•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”);

•	increased regulatory compliance costs, associated with rules and regulations promulgated by the SEC, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”);

•	uncertainty as to the volatility in the price of the Company’s Shares;

•	the Company’s expectation of not paying cash dividends; and

•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;

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

Our forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made. In connection with the forward-looking statements contained herein, we have made certain assumptions about our business, including about:

•	our ability to achieve production at our Arctic and Bornite Projects;

•	the accuracy of our mineral resource estimates;

•	the results, costs and timing of future exploration drilling and engineering;

•	timing and receipt of approvals, consents and permits under applicable legislation;

•	the adequacy of our financial resources;

•	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties;

•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

•	there being no significant disruptions affecting operations, whether relating to labor, supply, power, damage to equipment or other matter;

•	expected trends and specific assumptions regarding metal prices and currency exchange rates; and

•	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

We have also assumed that no significant events will occur outside of our normal course of business. Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. We believe that the assumptions inherent in the forward-looking statements are reasonable as of the date hereof. However, forward-looking statements are not guarantees of future performance and, accordingly, undue reliance should not be put on such statements due to the inherent uncertainty therein. We do not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements. All forward-looking statements contained herein are qualified by these cautionary statements.

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

Canadian standards, including NI 43-101, differ significantly from the requirements of the SEC, and reserve and resource information contained or incorporated by reference into this annual report on Form 10-K may not be comparable to similar information disclosed by U.S. companies. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserves”. Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their economic and legal feasibility. Under Canadian rules, subject to certain exceptions, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and any reserves reported by us in the future in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with United States standards. Accordingly, information concerning mineral deposits set forth herein may not be to similar information made public by United States companies subject to reporting and disclosure requirements under United States federal securities laws and the rules and regulations thereunder.

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

“Zn” is the chemical symbol for zinc.

CIM Definition Standards, adopted by CIM Council on May 10, 2014:

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

Our principal business is the exploration and development of our Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or “UKMP Projects”) located in the Ambler mining district in Northwest Alaska, United States, comprising the (i) Arctic Project, which contains a high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit (“Arctic Project”); and (ii) Bornite Project, which contains a carbonate-hosted copper deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing our projects through technical, engineering and feasibility studies so that production decisions can be made on those projects. Our UKMP Projects are held by a wholly-owned subsidiary, NovaCopper US Inc. (“Trilogy Metals US”) (dba Trilogy Metals US), registered to do business in the State of Alaska.

Name, Address and Incorporation

Trilogy Metals Inc. was incorporated on April 27, 2011 under the name NovaCopper Inc. pursuant to the terms of the Business Corporations Act (British Columbia) (“BCBCA”). NovaCopper Inc. changed its name to Trilogy Metals Inc. on September 1, 2016 to better reflect its diversified metals resource base. Our registered office is located at Suite 2600, Three Bentall Centre, 595 Burrard Street, Vancouver, British Columbia, Canada, and our executive office is located at Suite 1150, 609 Granville Street, Vancouver, British Columbia, Canada.

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiary at November 30, 2017. All ownership is 100%.

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

Trilogy’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration of the Bornite Project and through the pursuit of similarly attractive mining projects. We plan to:

•	advance the Arctic Project towards development with key activities including increased definition of the NI 43-101 mineral resources contained in the 2017 Arctic Report (as defined herein), technical studies to support completion of a pre-feasibility or feasibility study and the advancement of baseline environmental studies;

•	advance exploration in the Ambler mining district and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and

•	pursue project level or corporate transactions that are value accretive.

Significant Developments in 2017

•	On March 6, 2017, we announced that the permitting process is advancing on the AMDIAP. The Notice of Intent initiating the permitting process under the National Environmental Policy Act for the preparation of an Environmental Impact Statement (“EIS”) on the AMDIAP was published on February 28, 2017 by the Bureau of Land Management (“BLM”) in the U.S. Federal Register. The BLM is the lead Federal agency for the EIS. The notice initiates the public scoping process for the EIS and comments are due by January 31, 2018.

•	On April 10, 2017, we entered into an option agreement (the “South32 Option Agreement”) with South32 Group Operations Pty Ltd (“South32 Operations”), a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (together with South32 Operations, “South32”). The South32 Option Agreement grants to South32 a three-year option to form a 50/50 joint venture with respect to Trilogy’s Alaskan assets which includes the Upper Kobuk Mineral Projects. South32 must contribute a minimum of $10 million each year, for a maximum of three years, to keep the option in good standing (the “Initial Funding”). South32 may exercise its option at any time to form the 50/50 joint venture(“LLC”) until the option expiration date. Provided that all the exploration data and information related to approved programs has been made available to South32 by no later than December 31 of each year in respect of the first two years, South32 must decide by January 31 of the following year whether; (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. If the election to fund a further tranche is not made in January, South32 has until the end of March to exercise the option to form the LLC and make the subscription payment. If South32 elects to exercise the option, the subscription price less certain deductions for Initial Funding shall be paid in one tranche within 45 business days. Should South32 not make its annual minimum payment or elect to withdraw, the option will lapse and South32 will have no claim to ownership or to the funds it had already spent. In order to exercise its option to form the joint venture, South32 must contribute a minimum of $150 million, plus (i) any amounts Trilogy spends at the Arctic Project over the next three years up to $5 million per year and (ii) $5 million if the option is exercised between April 1, 2018 and March 31, 2019 or $10 million if the option is exercised between April 1, 2019 and the expiration date of the option, less the amount of the Initial Funding contributed by South32. South32 made the option payment for the first year and the funds were used for a $10 million exploration program in 2017 at the Bornite Project. On December 14, 2017, we announced that South32 has committed to fund the $10 million 2018 program and budget for the Bornite Project. The funds, which represent the second tranche of $10 million, maintains the South32 Option Agreement in good standing, and has been fully received by Trilogy on January 24, 2018.

•	On September 18, 2017 and December 4, 2017, we issued press releases to announce the drill results from our 2017 summer field program for the Bornite Project. The 2017 Bornite exploration program included a total of 9 drill holes comprising 8,437 meters. Note that due to inclement weather, two holes (RC17-241 and RC17-242) were stopped before reaching target depth and cemented in preparation for re-entry during the 2018 drill program. The focus of the 2017 program was to target high-grade copper mineralization north and east of the previously identified resources and to define the edges of the mineralized system.

•	On October 12, 2017, we filed an amended technical report for the Bornite Project entitled “Amended NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” dated October 12, 2017 with an effective date of April 19, 2016 (the “2017 Bornite Report”) prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc.and signed by Bruce Davis, FAUSIMM, Robert Sim, P.Geo., and Jeff Austin, P.Eng, all of whom are “Qualified Persons” under NI 43-101 and are independent of the Company. The 2017 Bornite Report supersedes the Company’s previous technical report on the Bornite Project entitled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” dated May 16, 2016 and having an effective date of April 19, 2016 (the “2016 Bornite Report”) and reflects non-material changes made to the 2016 Bornite Report which were made at the request of the British Columbia Securities Commission.

•	On November 9, 2017, we filed a technical report for the Company’s Arctic Project entitled “NI 43-101 Technical Report on the Arctic Project, Northwest Alaska, USA” dated November 9, 2017 with an effective date of April 25, 2017 (the “2017 Arctic Report”) prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc.and signed by Bruce Davis, FAUSIMM, Robert Sim, P.Geo., and Jeff Austin, P.Eng, all of whom are “Qualified Persons” under NI 43-101 and are independent of the Company. The resource estimate included in the 2017 Arctic Report supersedes all previous resource estimates for the Arctic Project. See “The Arctic Project”.

•	On December 11, 2017, we announced the appointment of Mr. William Iggiagruk Hensley to the Company’s board of directors (the “Board”).

Significant Developments in 2016

•	On April 19, 2016, we released an updated resource estimate on the Bornite Project and on May 16, 2016 filed the NI 43-101 compliant 2016 Bornite Report. Shallow mineralization located in the Ruby Creek Zones, in the Upper and Lower Reefs are reported within a resource limiting pit shell. Indicated in-pit resources at the Bornite deposit at a 0.50% copper cutoff are 40.5 million tonnes at 1.02% copper grade. Inferred in-pit resources at the Bornite deposit at a 0.50% copper cutoff are 84.1 million tonnes at 0.95% copper grade. In addition to the in-pit resources, Inferred below pit resources at the Bornite deposit are reported (at an elevated 1.5% copper cutoff) as 57.8 million tonnes at 2.89% copper grade. Contained copper in Indicated Resources has increased from 334 to 913 million pounds constituting a 173% increase in contained metal. Total contained copper in Inferred Resources has decreased from 5,696 to 5,450 million pounds (1,768Mlbs in-pit and 3,683Mlbs below-pit) which constitutes a 4% decrease in contained metal due principally to moving in-pit Inferred Resources to the Indicated category. The update incorporated a new 3D lithology, alteration and structural model for the Bornite deposit, as well as results from previously un-sampled or partially sampled historical Kennecott drill core. Inferred resources have a great amount of uncertainty as to their existence and whether they can be mined legally or economically. It cannot be assumed that all or any part of the Inferred resources will ever be upgraded to a higher category. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors.”

•	On August 18, 2016, we issued a press release to announce the sale of our wholly-owned subsidiary Sunward Investments Ltd. (“Sunward Investments”) which indirectly owns the Titiribi property, located in Antioquia Province of Colombia, to Brazil Resources Inc. (“BRI”) in exchange for 5 million common shares of BRI and 1 million warrants. Each warrant is exercisable into one common share of BRI at a price of C$3.50 per BRI common share until September 1, 2018. On September 1, 2016, the close of the transaction, the consideration was valued at $8.2 million.

•	On September 8, 2016, the change of our name to Trilogy Metals Inc., which was previously approved by our shareholders, became effective and our shares began trading on the TSX and the NYSE American under the new name and symbol “TMQ”. We changed our name to Trilogy to better reflect the diversity of minerals at our UKMP Projects.

•	On October 27, 2016, we issued a press release to announce the drill results from the safe and successful 2016 summer field program for the Arctic Project. We completed thirteen diamond drill holes for a total of 3,058 meters of core. The 2016 drill program was designed to collect data for geotechnical, hydrological, waste rock characterization and metallurgical studies as well as further resource definition. Three drill holes representing 822 meters drilled were designed to collect geotechnical and hydrological data within the proposed Arctic open-pit. Four drill holes representing 1,030 meters drilled were designed to collect metallurgical samples, specifically targeting material within the initial production years of the Arctic open-pit. Six drill holes representing 1,206 meters drilled were designed to evaluate vertical and lateral continuity of the high grade polymetallic copper, gold, silver, lead, and zinc mineralization, and support upgrading of Inferred resources to Measured and Indicated resource classification within the area of the proposed Arctic open-pit. We were pleased to announce that all six infill holes encountered mineralized intervals consistent with previous drilling conducted within the resource area on the property. The updated geology domains and drill data will be incorporated into an updated resource estimate that will support a future pre-feasibility study. In addition to the drill program, we conducted an aquatics survey, avian survey, habitat survey, archaeological survey, and wetlands delineation survey, and continued ongoing baseline environmental data collection and acid-base-accounting/metal leaching sampling. The LiDAR survey that was incomplete last year due to weather conditions was also completed during the summer field program.

Significant Developments in 2015

•	On June 19, 2015, we issued a press release to announce the completion of a Plan of Arrangement (the “Arrangement”) with Sunward Resources Ltd. (“Sunward”), a publicly listed company on the TSX, resulting in the acquisition of Sunward by Trilogy. Under the terms of the Arrangement, Sunward shareholders received 0.3 of a Trilogy Common Share for each Sunward common share held resulting in the Company issuing approximately 43.1 million Common Shares to Sunward shareholders and Sunward directors holding Sunward deferred share units. Each Sunward stock option outstanding was exchanged for a fully-vested option to purchase Trilogy Common Shares (a “Sunward Arrangement Option”) for a period of 90 days, with the number of shares issuable and exercise price adjusted based on an exchange ratio of 0.3. A total of 2,505,000 Sunward Arrangement Options were issued to holders of Sunward stock options at closing.

•	On October 21, 2015, we issued a press release to announce the drill results from our 2015 summer field program for the Arctic Project. In total, fourteen diamond drill holes were completed amounting to a total of 3,056 meters drilled. In addition to the twelve resource estimation drill holes, two drill holes, representing 631 meters drilled, were completed to support preliminary rock mechanics and geotechnical studies and a hydrogeological assessment of the proposed Arctic open-pit. All fourteen drill holes encountered mineralized intervals, defined as a minimum of 1.0 meter copper interval with average grade >0.7% copper.

•	On October 22, 2015, we issued a press release to announce that Alaska’s Governor has authorized AIDEA to begin the environmental impact statement (“EIS”) process on AMDIAP, formerly known as the Ambler Mining District Industrial Access Road.

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

On April 30, 2012, all of the outstanding Trilogy Common Shares were distributed to shareholders of NovaGold such that each NovaGold shareholder of record at the close of business on April 27, 2012 received one Trilogy Common Share for every six common shares in the capital of NovaGold held at that time. The Trilogy Common Shares were listed and posted for trading on the TSX and on the NYSE American (formerly the NYSE MKT) under its previous symbol, NCQ, and former name, NovaCopper Inc., on April 25, 2012.

Name Change

We changed our corporate name to Trilogy Metals Inc. from NovaCopper Inc. in 2016 to better reflect the diversity of minerals at our UKMP Projects. On September 8, 2016, upon the opening of the markets our shares began trading on the TSX and the NYSE American under the symbol “TMQ”.

Agreement with NANA Regional Corporation

On October 19, 2011, NANA Regional Corporation, Inc. (“NANA”), an Alaska Native Corporation headquartered in Kotzebue, Alaska, and Trilogy Metals US entered an Exploration Agreement and Option Agreement, as amended (the “NANA Agreement”) for the cooperative development of NANA’s respective resource interests in the Ambler mining district of Northwest Alaska. The NANA Agreement consolidates our and NANA’s land holdings into an approximately 142,831-hectare land package and provides a framework for the exploration and any future development of this high-grade and prospective poly-metallic belt.

The NANA Agreement grants Trilogy Metals US the nonexclusive right to enter on, and the exclusive right to explore, the Bornite lands and the Alaska Native Claims Settlement Act (“ANCSA”) lands (each as defined in the NANA Agreement) and in connection therewith, to construct and utilize temporary access roads, camps, airstrips and other incidental works. In consideration for this right, Trilogy Metals US paid to NANA $4 million in cash. Trilogy Metals US is also required to make payments to NANA for scholarship purposes in accordance with the terms of the NANA Agreement. Trilogy Metals US has further agreed to use reasonable commercial efforts to train and employ NANA shareholders to perform work for Trilogy Metals US in connection with its operations on the Bornite lands, ANCSA lands and Ambler lands (as defined in the NANA Agreement) (collectively, the “Lands”). The NANA Agreement has a term of 20 years, with an option in favour of Trilogy Metals US to extend the term for an additional 10 years. The NANA Agreement may be terminated by mutual agreement of the parties or by NANA if Trilogy Metals US does not meet certain expenditure requirements on the Bornite lands and ANCSA lands.

If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, we decide to proceed with construction of a mine on the Lands, Trilogy Metals US will notify NANA in writing and NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire an undivided ownership interest between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by Trilogy Metals US from such project (following the recoupment by Trilogy Metals US of all costs incurred, including operating, capital and carrying costs). The cost to exercise such back-in-right is equal to the percentage interest in the project multiplied by the difference between (i) all costs incurred by Trilogy Metals US or its affiliates on the project, including historical costs incurred prior to the date of the NANA Agreement together with interest on the costs; and (ii) $40 million (subject to exceptions). This amount will be payable by NANA to Trilogy Metals US in cash at the time the parties enter into a joint venture agreement and in no event will the amount be less than zero.

In the event that NANA elects to exercise its back-in-right, the parties will as soon as reasonably practicable form a joint venture, with NANA’s interest being between 16% to 25% and Trilogy Metals US owning the balance of the interest in the joint venture. Upon formation of the joint venture, the joint venture will assume all of the obligations of Trilogy Metals US and be entitled to all the benefits of Trilogy Metals US under the NANA Agreement in connection with the mine to be developed and the related Lands. A party’s failure to pay its proportionate share of costs in connection with the joint venture will result in dilution of its interest. Each party will have a right of first refusal over any proposed transfer of the other party’s interest in the joint venture other than to an affiliate or for the purposes of granting security. A transfer by either party of any net proceeds royalty interest in a project other than for financing purposes will also be subject to a first right of refusal. A transfer of NANA’s net smelter return on the Lands is subject to a first right of refusal by Trilogy Metals US.

In connection with possible development of a mine on the Bornite lands or ANCSA lands, Trilogy Metals US and NANA will execute a mining lease to allow Trilogy Metals US or the joint venture to construct and operate a mine on the Bornite lands or ANCSA lands. These leases will provide NANA a 2% net smelter royalty as to production from the Bornite lands and a 2.5% net smelter royalty as to production from the ANCSA lands. If Trilogy Metals US decides to proceed with construction of a mine on the Ambler lands, NANA will enter into a surface use agreement with Trilogy Metals US which will afford Trilogy Metals US access to the Ambler lands along routes approved by NANA on the Bornite lands or ANCSA lands. In consideration for the grant of such surface use rights, Trilogy Metals US will grant NANA a 1% net smelter royalty on production and an annual payment of $755 per acre (as adjusted for inflation each year beginning with the second anniversary of the effective date of the NANA Agreement and for each of the first 400 acres (and $100 for each additional acre) of the lands owned by NANA and used for access which are disturbed and not reclaimed.

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

Employees

As of November 30, 2017, we had 8 full-time employees, 7 of whom were employed at our executive office in Vancouver, BC. The number of individuals employed by us fluctuates throughout the year depending on the season; however, during 2017, we had, on average, 28 employees working for us. We have entered into executive employment agreements with two individuals, the CEO and CFO (each as defined herein).

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

Executive Officers of Trilogy

As of November 30, 2017, we had two executive officers, namely Rick Van Nieuwenhuyse and Elaine Sanders. The following information is presented as of November 30, 2017.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Rick Van Nieuwenhuyse British Columbia, Canada Director, President and Chief Executive Officer	62	April 29, 2011(1)	Chief Executive Officer of Trilogy (2011 – present)

Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	48	January 30, 2012(2)	VP and Chief Financial Officer of Trilogy (2012 – present); Corporate Secretary of Trilogy (2011 – present)

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

The sources of external financing that we may use for these purposes include project or bank financing or public or private offerings of equity and debt. In addition, we may enter into one or more strategic alliances or joint ventures, sell marketable securities held by the Company, decide to sell certain property interests, or utilize one or a combination of all of these alternatives. The financing alternative we choose may not be available on acceptable terms, or at all. If additional financing is not available, we may have to postpone further exploration or development of, or sell, one or more of our principal properties.

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

The unprecedented events in global financial markets in the past several years have had a profound impact on the global economy. Many industries, including the copper mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations, high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. A worsening or slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth and ability to finance. Specifically:

•	the volatility of copper, zinc, lead and other metal prices would impact our estimates of mineral resources, revenues, profits, losses and cash flow, and the feasibility of our projects;

•	negative economic pressures could adversely impact demand for our future production, if any;

•	construction related costs could increase and adversely affect the economics of any project;

•	volatile energy, commodity and consumables prices and currency exchange rates could impact our estimated production costs; and

•	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

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

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act, or TCJA, was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. We will evaluate the effect of the TCJA on our projection of minimal cash taxes or to our net operating losses. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. The impact of the TCJA on holders of common shares is uncertain and could be adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors in common shares. Investors should consult with their own legal and tax advisors with respect to such legislation and the potential tax consequences of investing in common shares.

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

Certain of our directors and officers also serve as directors or officers, in other companies involved in natural resource exploration and development or mining-related activities, including, in particular, NovaGold. To the extent that such other companies may participate in ventures in which we may participate in, or in ventures which we may seek to participate in, our directors and officers may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In all cases where our directors and officers have an interest in other companies, such other companies may also compete with us for the acquisition of mineral property investments. Any decision made by any of these directors and officers involving Trilogy will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of Trilogy and its shareholders. In addition, each of the directors is required to declare and refrain from voting on any matter in which these directors may have a conflict of interest in accordance with the procedures set forth in the Business Corporations Act (British Columbia) and other applicable laws. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. Nonetheless, as a result of these conflicts of interest, the Company may not have an opportunity to participate in certain transactions, which may have a material adverse effect on the Company’s business, financial condition, results of operation and prospects.

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

We are subject to changing rules and regulations promulgated by a number of United States and Canadian governmental and self-regulated organizations, including the SEC, the Canadian Securities Administrators, the NYSE American, the TSX, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance more difficult and uncertain. Our efforts to comply with new rules and regulations, including those promulgated under Dodd-Frank, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the years ending November 30, 2015, 2016 and 2017 but may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. Holder’s (as defined below under Certain U.S. Federal Income Tax Considerations – U.S. Holders”) holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “QEF Election” or a “Mark-to-Market Election” (each as defined below under “Certain U.S. Federal Income Tax Considerations – Default PFIC Rules under Section 1291 of the Code”). A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein. This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

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

Arctic Project, Ambler Mining District, Alaska

Arctic Project – Technical Report

Except with respect to the land size disclosure and the disclosure regarding the number of claims and the information under the heading “Arctic Project – Current Activities”, or as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from, and in some instances is an extract from, the technical report for the Company’s Arctic Project entitled “NI 43-101 Technical Report on the Arctic Project, Northwest Alaska, USA” dated November 9, 2017 with an effective date of April 25, 2017 (the “Arctic Report”) prepared by Bruce Davis, Robert Sim and Jeff Austin. Andrew West, Certified Professional Geologist, an employee and Exploration Manager, is a Qualified Person as defined in NI 43-101, and has approved the scientific and technical information contained herein. The information regarding the Arctic Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the 2017 Arctic Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Arctic Project - Description, Location and Access

The Arctic Property is located in the Ambler mining district of the southern Brooks Range, in the NWAB of Alaska. The Arctic Property is located in Ambler River A-2 quadrangle, Kateel River Meridian T 20N, R 11E, section 2 and T 21N, R 11E, sections 34 and 35.

The Arctic Project is located 270 km east of the town of Kotzebue, 37 km northeast of the village of Kobuk, and 260 km west of the Dalton Highway, an all-weather state maintained public road, at geographic coordinates N67.17° latitude and W156.39° longitude (Universal Transverse Mercator (UTM) North American Datum (NAD) 83, Zone 4 coordinates 7453080N, 613110E).

Primary access to the Arctic Property is by air, using both fixed wing aircraft and helicopters. There are four well maintained, approximately 1,500 m-long gravel airstrips located near the Arctic Property, capable of accommodating charter fixed wing aircraft. These airstrips are located 64 km west at Ambler, 46 km southwest at Shungnak, 37 km southwest at Kobuk, and 34 km southwest at Dahl Creek. There is daily commercial air service from Kotzebue to the village of Kobuk, the closest community to the Arctic Property. During the summer months, the Dahl Creek Camp airstrip is suitable for larger aircraft, such as a C-130 and DC-6. In addition to the four 1,500 m airstrips, there is a 700 m airstrip located at the Bornite Camp. The airstrip at Bornite is suited to smaller aircraft, which support the Bornite Camp with personnel and supplies. There is also a 450m airstrip located at the base of Arctic ridge that is suited to support smaller aircraft.

There is no direct water access to the Arctic Property. During spring runoff, river access is possible by barge from Kotzebue Sound to Ambler, Shungnak, and Kobuk via the Kobuk River.

A winter trail and a one-lane dirt track suitable for high-clearance vehicles or construction equipment links the Arctic Project’s main camp located at Bornite to the 1525m Dahl Creek airstrip southwest of the Arctic Deposit. An unimproved gravel track connects the Arctic airstrip with the Arctic Deposit.

Arctic Project - Mineral Tenure

The Arctic Property comprises approximately 46,311 ha of State of Alaska mining claims and US Federal patented mining claims in the Kotzebue Recording District. The Arctic Project land tenure consists of 1,386 contiguous claims, including 883 40-acre State claims, 503 160-acre State claims, and eighteen Federal patented claims comprising 272 acres (110 ha) held in the name of NovaCopper US Inc., a wholly owned subsidiary of Trilogy. The Arctic Project is located near the southern edge of the centre of the claim block. The Federal patented claim corners were located by the US Geological Survey. There is no expiration date or labour requirement on the Federal patented claims. Rent for each State claim is paid annually to the Alaska Department of Natural Resources. An Annual Labour Statement must be submitted annually to maintain the State claims in good standing.

Arctic Project - Royalties, Agreements and Encumbrances

Kennecott Agreements

On March 22, 2004, Alaska Gold Company, a wholly-owned subsidiary of NovaGold, completed an Exploration and Option to Earn an Interest Agreement with Kennecott Exploration Company and Kennecott Arctic Company (collectively, “Kennecott”) on the Ambler land holdings.

On December 18, 2009, a Purchase and Termination Agreement was entered into between Alaska Gold Company and Kennecott whereby NovaGold agreed to pay Kennecott a total purchase price of $29 million for a 100% interest in the Ambler land holdings, which included the Arctic Project, to be paid as: $5 million by issuing 931,098 NovaGold shares, and two installments of $12 million each, due 12 months and 24 months from the closing date of January 7, 2010. The NovaGold shares were issued in January 2010, the first $12 million payment was made on January 7, 2011, and the second $12 million payment was made in advance on August 5, 2011; this terminated the March 22, 2004 exploration agreement between NovaGold and Kennecott. Under the Purchase and Termination Agreement, the seller retained a 1% net smelter return (“NSR”) royalty that is purchasable at any time by the land owner for a one-time payment of $10 million.

During 2011, NovaGold incorporated NovaCopper US Inc. and transferred its Ambler land holdings, including the Arctic Project, from Alaska Gold Company to NovaCopper US Inc. In April 2012, NovaGold completed a spin-out of NovaCopper Inc., a publicly traded company listed on the TSX and NYSE-MKT stock exchanges and owned by the same shareholders as NovaGold. In September of 2016, NovaCopper Inc. changed its name to Trilogy Metals Inc.

NANA Agreement

In 1971, the US Congress passed ANCSA, which settled land and financial claims made by the Alaska Natives and provided for the establishment of 13 regional corporations to administer those claims. These 13 corporations are known as the Alaska Native Regional Corporations. One of these 13 regional corporations is NANA. ANCSA Lands controlled by NANA bound the southern border of the Arctic Property claim block. National Park lands are within 25 km of the northern property border.

On October 19, 2011, Trilogy and NANA entered into the NANA Agreement for the cooperative development of their respective resource interests in the Ambler mining district. The NANA Agreement consolidates Trilogy’s and NANA’s land holdings and provides a framework for the exploration and development of the area. The NANA Agreement provides that NANA will grant Trilogy the nonexclusive right to enter on, and the exclusive right to explore, the Bornite Lands and the ANCSA Lands (each as defined in the NANA Agreement) and in connection therewith, to construct and utilize temporary access roads, camps, airstrips and other incidental works. The NANA Agreement has a term of 20 years, with an option in favour of Trilogy to extend the term for an additional 10 years. The NANA Agreement may be terminated by mutual agreement of the parties or by NANA if Trilogy does not meet certain expenditure requirements on NANA’s lands.

If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, Trilogy decides to proceed with construction of a mine on the lands subject to the NANA Agreement, Trilogy will notify NANA in writing and NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by Trilogy from such project. The cost to exercise such back-in-right is equal to the percentage interest in the Project multiplied by the difference between (i) all costs incurred by Trilogy or its affiliates on the project, including historical costs incurred prior to the date of the NANA Agreement together with interest on the historical costs; and (ii) $40 million (subject to exceptions). This amount will be payable by NANA to Trilogy in cash at the time the parties enter into a joint venture agreement and in no event will the amount be less than zero.

In the event that NANA elects to exercise its back-in-right, the parties will, as soon as reasonably practicable, form a joint venture with NANA electing to participate between 16% to 25%, and Trilogy owning the balance of the interest in the joint venture. Upon formation of the joint venture, the joint venture will assume all of the obligations of Trilogy and be entitled to all the benefits of Trilogy under the NANA Agreement in connection with the mine to be developed and the related lands. A party’s failure to pay its proportionate share of costs in connection with the joint venture will result in dilution of its interest. Each party will have a right of first refusal over any proposed transfer of the other party’s interest in the joint venture other than to an affiliate or for the purposes of granting security. A transfer by either party of an NSR return on the project or any net proceeds royalty interest in a project other than for financing purposes will also be subject to a first right of refusal.

In connection with possible development on the Bornite Lands or ANCSA Lands, Trilogy and NANA will execute a mining lease to allow Trilogy or the joint venture to construct and operate a mine on the Bornite Lands or ANCSA Lands. These leases will provide NANA a 2% NSR as to production from the Bornite Lands and a 2.5% NSR as to production from the ANCSA Lands.

If Trilogy decides to proceed with construction of a mine on its own lands subject to the NANA Agreement, NANA will enter into a surface use agreement with Trilogy which will afford Trilogy access to the project along routes approved by NANA. In consideration for the grant of such surface use rights, Trilogy will grant NANA a 1% NSR on production and an annual payment of $755 per acre (as adjusted for inflation each year beginning with the second anniversary of the effective date of the NANA Agreement and for each of the first 400 acres (and $100 for each additional acre) of the lands owned by NANA and used for access which are disturbed and not reclaimed.

Arctic Project - History

Prospectors first arrived in the Ambler District around 1900, shortly after the discovery of the Nome and Fairbanks gold districts. Several small gold placer deposits were located in the southern Cosmos Hills south of the Arctic Deposit and worked intermittently over the next few years. During this time copper mineralization was observed at Ruby Creek in the northern Cosmos Hills; however, no exploration was undertaken until 1947 when local prospector Rhinehart “Rhiny” Berg located outcropping mineralization along Ruby Creek. Berg subsequently staked claims over the Ruby Creek showings and constructed an airstrip for access.

Bear Creek Mining Company (“BCMC”), an exploration subsidiary of Kennecott, optioned the property from Berg in 1957. The prospect became known as Bornite and Kennecott conducted extensive exploration over the next decade, culminating in the discovery of the high-grade No. 1 orebody and the sinking of an exploration shaft to conduct underground drilling.

In conjunction with the discovery of the Bornite Deposit, BCMC greatly expanded their regional reconnaissance exploration in the Cosmos Hills and the southern Brooks Range. Stream silt sampling in 1966 revealed a significant copper anomaly in Arctic Creek roughly 27 km northeast of Bornite. The area was subsequently staked and, in 1967, eight core holes were drilled at the Arctic Deposit yielding impressive massive sulphide intercepts over an almost 500-m strike length.

BCMC conducted intensive exploration on the property until 1977 and then intermittently through 1998. No drilling or additional exploration was conducted on the Arctic Project between 1998 and 2004.

In addition to drilling and exploration at the Arctic Deposit, BCMC also conducted exploration at numerous other prospects in the Ambler District (most notably Dead Creek, Sunshine, Cliff, and Horse). The abundance of volcanogenic massive sulphide (“VMS”) prospects in the district resulted in a series of competing companies, including Sunshine Mining Company, Anaconda, Noranda, Teck Cominco, Resource Associates of Alaska (“RAA”), Watts, Griffis and McOuat Ltd., and Houston Oil and Minerals Company, culminating into a claim staking war in the district in 1973.

District exploration by Sunshine Mining Company and Anaconda resulted in two additional significant discoveries in the district; the Sun Deposit located 60 km east of the Arctic Deposit, and the Smucker Deposit located 36 km west of the Arctic Deposit.

District exploration continued until the early 1980s on the four larger deposits in the district (Arctic, Bornite, Smucker and Sun) when the district fell into a hiatus due to depressed metal prices.

In 1987, Cominco acquired the claims covering the Sun and Smucker deposits from Anaconda. Teck Resources Ltd., as Cominco’s successor company, continues to hold the Smucker Deposit. In 2007, Andover Mining Corporation purchased a 100% interest in the Sun Deposit for US$13 million.

In 1981 and 1983, Kennecott received three US Mineral Survey patents (MS2245 totalling 240 acres over the Arctic Deposit – later amended to include another 32 acres; and MS2233 and MS2234 for 25 claims totalling 516.5 acres at Bornite). The Bornite patented claims and surface development were subsequently sold to NANA Regional Corporation, Inc. in 1986.

No production has occurred at the Arctic Deposit or at any of the other deposits within the Ambler District.

Prior Ownership and Ownership Changes – Arctic Deposit and the Ambler Lands

BCMC initially staked federal mining claims covering the Arctic Deposit area beginning in 1965. The success of the 1960’s drill programs defined a significant high-grade polymetallic resource at the Arctic Deposit and, in the early 1970s, Kennecott began the patent process to obtain complete legal title to the Arctic Deposit. In 1981, Kennecott received US Mineral Survey patent M2245 covering 16 mining claims totalling 240.018 acres. In 1983, US Mineral Survey patent M2245 was amended to include two additional claims totalling 31.91 acres.

With the passage of the Alaska National Interest Lands Conservation Act in 1980, which expedited native land claims outlined in the ANSCA and state lands claims under the Alaska Statehood Act, both the state of Alaska and NANA selected significant areas of land within the Ambler District. State selections covered much of the Ambler schist belt, host to the VMS deposits including the Arctic Deposit, while NANA selected significant portions of the Ambler Lowlands to the immediate south of the Arctic Deposit as well as much of the Cosmos Hills including the area immediately around Bornite.

In 1995, Kennecott renewed exploration in the Ambler schist belt containing the Arctic Deposit patented claims by staking an additional 48 state claims at Nora and 15 state claims at Sunshine Creek. In the fall of 1997, Kennecott staked 2,035 state claims in the belt consolidating their entire land position and acquiring the majority of the remaining prospective terrain in the VMS belt. Five more claims were subsequently added in 1998. After a short period of exploration which focused on geophysics and geochemistry combined with limited drilling, exploration work on the Arctic Project again entered a hiatus.

On March 22, 2004, Alaska Gold Company, a wholly-owned subsidiary of NovaGold completed an Exploration and Option Agreement with Kennecott to earn an interest in the Ambler land holdings.

Arctic Project - Previous Exploration and Development Results

Kennecott’s tenure at the Arctic Project saw two periods of intensive work from 1965 to 1985 and from 1993 to 1998, before optioning the property to NovaGold in 2004.

Though abundant reports, memos, and files exist in Kennecott’s Salt Lake City office, only limited digital compilation of the data exists for the earliest generation of exploration at the Arctic Deposit and within the VMS belt. Beginning in 1993, Kennecott initiated a re-evaluation of the Arctic Deposit and assembled a computer database of previous work at the Arctic Deposit and in the district. A new computer-generated block model was constructed in 1995 and an updated resource of the deposit was calculated from the block model. Subsequently, Kennecott staked a total of 2,035 State of Alaska claims in 1997 and, in 1998 undertook the first field program since 1985.

Due to the plethora of companies and the patchwork exploration that occurred as a result of the 1973 staking war, much of the earliest exploration work on what now constitutes the Ambler Schist belt was lost during the post-1980 hiatus in district exploration. The following subsections outline the best documented data at the Arctic Deposit as summarized in the 1998 Kennecott exploration report, including the assembled computer database; however, this outline is not considered to be either exhaustive or in-depth.

In 1982, geologists with Kennecott, Anaconda and the State of Alaska published the definitive geologic map of the Ambler schist belt.

Geochemistry

Historic geochemistry for the district, compiled in the 1998 Kennecott database, includes 2,255 soil samples, 922 stream silt samples, 363 rock samples, and 37 panned concentrate samples. Data has been sourced from several companies including Kennecott, Sunshine Mining, RAA, and NANA. Sourcing of much of the data had been poorly documented in the database.

During 1998, Kennecott renewed its effort in the district, and, as a follow-up to the 1998 electromagnetic (“EM”) survey, undertook soil and rock chip sampling in and around EM anomalies generated in the geophysical targeting effort. During this period Kennecott collected 962 soils and 107 rocks and for the first time used extensive multi-element inductively coupled plasma (“ICP”) analysis.

Geophysics

Prior to 1998, Kennecott conducted a series of geophysical surveys which are poorly documented or are unavailable to Trilogy. With the renewed interest in the belt, Kennecott mounted a largely geophysically driven program to assess the district for Arctic-sized targets. Based on an initial review of earlier geophysical techniques employed at the Arctic Deposit, Kennecott initiated an extensive helicopter-supported airborne EM and magnetic survey covering the entire VMS belt in March 1998. The survey was conducted on 400 m line spacing with selective 200 m line spacing at the Arctic Deposit and covered 2,509 total line kilometres. The Arctic Deposit presented a strong 900 Hz EM conductive signature.

Forty-six additional discrete EM conductors were identified, of which, 17 were further evaluated in the field. Eight of the EM anomalies were coincident with anomalous geochemistry and prospective geology, and were deemed to have significant potential for mineralization. As a follow-up, each anomaly was located on the ground using a Maxmin 2 horizontal loop EM system. Gravity lines were subsequently completed utilizing a LaCoste and Romberg Model G gravimeter over each of the eight anomalies.

In addition to the EM and gravity surveys in 1998, five lines of Controlled Source Audio Magnetotelluric (“CSAMT”) data were collected in the Arctic Valley. The Arctic Deposit showed an equally strong conductive response in the CSAMT data as was seen in the EM data. As a result of the survey, Kennecott recommended additional CSAMT for the deposit area.

Field targeting work in 1998 prompted Kennecott to drill one exploration hole on anomaly 98-3, located approximately 6 km northwest of the Arctic Deposit and 2 km east-northeast of the Dead Creek prospect. Hole 98-03-01 was drilled to test the sub-cropping gossan and was roughly coincident with the centre of the geophysical anomaly as defined by airborne and ground EM data. Scattered mineralization was encountered throughout the hole with intervals of chalcopyrite and sphalerite.

Based on the results of the 1998 geophysical program, Kennecott made the following recommendations:

•	anomaly 98-3 requires further drilling;

•	anomalies 98-7 and 98-22 are drill ready; and

•	anomalies 98-8, -9, -14, -35, and -38 require additional ground targeting.

Kennecott conducted no further field exploration in the district after 1998 and subsequently optioned the property to NovaGold in 2004.

Drilling

Between 1967 and July 1985, Kennecott (BCMC) completed 86 holes (including 14 large diameter metallurgical test holes) totalling 16,080 m. In 1998, Kennecott drilled an additional 6 core holes totalling 1,492 m to test for:

•	extensions of the known Arctic resource;

•	grade and thickness continuity; and

•	EM anomaly 98-3.

Drilling for all BCMC/Kennecott campaigns in the Arctic Deposit area (1966 to 1998) totals 92 core holes for a combined 17,572 m. A complete and comprehensive discussion of the all the drilling undertaken at the Arctic Deposit is contained under the heading “Arctic Project – Drilling”.

Specific Gravity

Prior to 1998, no specific gravity (“SG”) measurements were available for the Arctic Deposit rocks. A “factored” average bulk density was used to calculate a tonnage factor for resource estimations. A total of 38 samples from the 1998 drilling at the Arctic Deposit were measured for SG determinations. This included six samples of unaltered metavolcanics, ten samples of graphitic schist and talc schist lithology, seven samples of semi-massive sulfide (“SMS”), and fifteen samples of massive sulfide (“MS”).

A complete and comprehensive discussion of SG determinations captured during both the Kennecott and Trilogy/NovaGold tenures are discussed under the headings “Arctic Project – Sampling, Analysis and Data Verification” and “Arctic Project – Mineral Resource Estimate”.

Petrology, Mineralogy and Research Studies

There have been numerous internal studies done by Kennecott on the petrology and mineralogy of the Arctic Deposit that exist as internal memos, file notes, and reports from as early as 1967, as well as several academic studies.

Geotechnical, Hydrological and Acid-Base Accounting Studies

A series of geotechnical, hydrological and acid-base accounting (“ABA”) studies were conducted by Kennecott before their divestiture of the Arctic Project to NovaGold.

Geotechnical Studies

In December 1998, URSA Engineering prepared a geotechnical study for Kennecott titled “Arctic Project – 1998 Rock Mass Characterization”. Though general in scope, the report summarized some of the basic rock characteristics as follows:

•	Compressive strengths average 6,500 psi for the quartz mica schists, 14,500 psi for the graphitic schists, and 4,000 psi for talc schists.

•	Rock mass quality can be described as average to good quality, massive with continuous jointing except the talc schist, which was characterized as poor quality. The rock mass rating averages 40 to 50 for most units except the talc schist which averages 30.

Hydrological Studies

In 1998, Robertson Geoconsultants Inc. (“Robertson”) of Vancouver prepared a report for Kennecott titled “Initial Assessment of Geochemical and Hydrological Conditions at Kennecott’s Arctic Project”. The report presented the results of the acid generation potential of mine waste and wall rock for the Arctic Project in the context of a hydrological assessment of the climate, hydrology and water balance analyses at the Arctic Deposit. Climatic studies at the time were limited to regional analyses as no climatic data had been collected at the Arctic Project site prior to the review. Regional data, most specifically a government installed gauging station about 20 miles to the southwest at Dahl Creek, provided information in assessing the hydrology of the Arctic Project at the time. A total of nine regional gauges were utilized to evaluate the overall potential runoff in the area.

Acid-Base Accounting Studies

The 1998 Robertson study documented acid-base accounting results based on the selection of 60 representative core samples from the deposit. Results of the study are summarized as follows:

•	Roughly 70% of the waste rock material was deemed to be potentially acid generating.

•	Mitigation of the acid generating capacity could be affected by submersion of the waste rock. Mitigation of the high wall and pit geometries would make potential pit flooding unlikely and could present a long term mitigation issue.

•	Characteristics of the mine tailings were not assessed.

•	Based on the study, Robertson recommended underground mining scenarios, or aggressive study including site water balance.

Historical Mineral Resource Estimates

For more information about the prior exploration, including the type, amount and results of any exploration work undertaken by previous owners at the Arctic Project and a summary of historical mineral resource estimates, please see the full text of the 2017 Arctic Report.

Arctic Project - Geological Setting, Mineralization and Deposit Types

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

In addition, the Ambler District is characterized by increasing metamorphic grade north perpendicular to the strike of the east-west trending units. The district shows isoclinal folding in the northern portion and thrust faulting to south. The Devonian to Late Jurassic age Angayucham basalt and the Triassic to Jurassic age mafic volcanic rocks are in low-angle thrust contact over various units of the Ambler Schist belt and Bornite Carbonate Sequence along the northern edge of the Ambler Lowlands.

Terrane Descriptions

The terminology of terranes in the southern Brooks Range evolved during the 1980s because of the region’s complex juxtaposition of rocks of various composition, age and metamorphic grade. Certain studies have divided the Ambler District into the Ambler and Angayucham terranes. Recent work includes the rocks of the previously defined Ambler terrane as part of the regionally extensive Schist belt or Coldfoot subterrane along the southern flank of the Arctic Alaska terrane. In general, the southern Brooks Range is composed of east-west trending structurally bound allochthons of variable metasedimentary and volcanogenic rocks of Paleozoic age.

The Angayucham terrane, which lies along southern margin of the Brooks Range, is locally preserved as a klippen within the eastern Cosmos Hills and is composed of weakly metamorphosed to unmetamorphosed massive-to-pillowed basalt rocks with minor radiolarian cherts, marble lenses and isolated ultramafic rocks. This package of Devonian to Late Jurassic age mafic and ultramafic rocks is interpreted to represent portions of an obducted and structurally dismembered ophiolite that formed in an ocean basin south of the present-day Brooks Range. Locally, the Angayucham terrane overlies the schist belt to the north along a poorly exposed south-dipping structure.

Gottschalk and Oldow (1988) describe the Schist belt as a composite of structurally bound packages composed of dominantly greenschist facies rocks, including pelitic to semi-pelitic quartz-mica schist with associated mafic schists, metagabbro and marbles. Locally, the Schist belt includes the middle Devonian age Bornite Carbonate Sequence, the lower Paleozoic age Anirak pelitic, variably siliceous and graphic schists, and the mineralized Devonian age Ambler sequence consisting of volcanogenic and siliciclastic rocks variably associated with marbles, calc-schists, metabasites and mafic schists. The lithologic assemblage of the Schist belt is consistent with an extensional, epicontinental tectonic origin.

Structurally overlaying the Schist belt to the north is the Central Belt. The Central belt is in unconformable contact with the Schist belt along a north-dipping low-angle structure. The Central belt consists of lower Paleozoic age metaclastic and carbonate rocks, and Proterozoic age schists. Both the Central Belt and Schist belt are intruded by meta-to-peraluminous orthogneisses, which locally yield a slightly discordant U-Pb thermal ionization mass spectrometry zircon crystallization age of middle to late Devonian. This igneous protolith age is supported by Devonian orthogneiss ages obtained along the Dalton Highway, 161 km to the east of the Ambler District.

Overlaying the Schist belt to the south is the Phyllite belt, characterized in the Ambler mining district as phyllitic black carbonaceous schists of the Beaver Creek Phyllite which is assumed to underlie much of the Ambler Lowlands between the Brooks Range and the Arctic Deposit to the north and the Cosmos Hills and the Bornite Deposit to the south. The recessive weathering nature of the Beaver Creek phyllite limits the exposure but is assumed to occur as a thrust sheet overlying the main Schist belt rocks.

Regional Tectonic Setting

Rocks exposed along the southern Brooks Range consist of structurally bound imbricate allochthons that have experienced an intense and complex history of deformation and metamorphism. Shortening in the fold and thrust belt has been estimated by some workers to exceed 500 km based on balanced cross sections across the central Brooks Range. In general, the metamorphic grade and tectonism in the Brooks Range increases to the south and is greatest in the Schist belt. The tectonic character and metamorphic grade decreases south of the Schist belt in the overlaying Angayucham terrane.

In the late Jurassic to early Cretaceous age, the Schist belt experienced penetrative thrust-related deformation accompanied by recrystallization under high-pressure and low-temperature metamorphic conditions. The northward directed compressional tectonics were likely related to crustal thickening caused by obduction of the Angayucham ophiolitic section over a south-facing passive margin. Thermobarometry of schists from the structurally deepest section of the northern Schist belt yield relict metamorphic temperatures of 475°C, ±35°C, and pressures from 7.6 to 9.8 kb. Metamorphism in the schist belt grades from lowest greenschist facies in the southern Cosmos Hills to upper greenschist facies, locally overprinting blueschist mineral assemblages in the northern belt.

Compressional tectonics, which typically place older rocks on younger, do not adequately explain the relationship of young, low-metamorphic-grade over older and higher-grade metamorphic rocks observed in the southern Brooks Range hinterland. Mull (1982) interpreted the Schist belt as a late antiformal uplift of the basement to the fold and thrust belt. More recent models propose that the uplift of the structurally deep Schist belt occurred along duplexed, north-directed, thin-skinned thrust faults, followed by post-compressional south-dipping low angle normal faults along the south flank of the Schist belt, accommodating for an over-steepened imbricate thrust stack. Rapid cooling and exhumation of the Schist belt began at the end of the early Cretaceous age at 105 to 103 Ma, based on Ar40/Ar39 cooling ages of hornblende and white mica near Mount Igikpak, and lasted only a few million years. Additional post-extension compressive events during the Paleocene age further complicate the southern Brooks Range.

Ambler Sequence Geology

Rocks that form the Ambler Sequence consist of a lithologically diverse sequence of lower Paleozoic Devonian age carbonate and siliciclastic strata with interlayered mafic lava flows and sills. The clastic strata, derived from terrigenous continental and volcanic sources, were deposited primarily by mass-gravity flow into the sub-wavebase environment of an extending marginal basin.

The Ambler Sequence underwent two periods of intense, penetrative deformation. Sustained upper greenschist-facies metamorphism with coincident formation of a penetrative schistosity and isoclinal transposition of bedding marks the first deformation period. Pervasive similar-style folds on all scales deform the transposed bedding and schistosity, defining the subsequent event. At least two later non-penetrative compressional events deform these earlier fabrics. Observations of the structural and metamorphic history of the Ambler District are consistent with current tectonic evolution models for the Schist belt, based on the work of others elsewhere in the southern Brooks Range.

General Stratigraphy of the Ambler Sequence

Though the Ambler Sequence is exposed over 110 km of strike length, descriptions and comments herein will refer to an area between the Kogoluktuk River on the east and the Shungnak River on the west where Trilogy has focused the majority of its exploration efforts over the last decade.

The local base of the Ambler Sequence consists of variably metamorphosed carbonates historically referred to as the Gnurgle Gneiss. Trilogy interprets these strata as calc-turbidites, perhaps deposited in a sub-wavebase environment adjacent to a carbonate bank. Calcareous schists overlie the Gnurgle Gneiss and host sporadically distributed mafic sills and pillowed lavas. These fine-grained clastic strata indicate a progressively quieter depositional environment up section, and the presence of pillowed lavas indicates a rifting, basinal environment.

Overlying these basal carbonates and pillowed basalts is a section of predominantly fine-grained carbonaceous siliciclastic rocks which host a significant portion of the mineralization in the district including the Arctic Deposit. This quiescent section indicates further isolation from a terrigenous source terrain.

The section above the Arctic Deposit host stratigraphy contains voluminous reworked silicic volcanic strata with the Button Schist at its base. The Button Schist is a regionally continuous and distinctive K-feldspar porphyroblastic unit that serves as an excellent marker above the main mineralized stratigraphy. The paucity of volcanically derived strata below the Arctic Deposit host section and abundance above indicates that the basin and surrounding hinterlands underwent major tectonic reorganization during deposition of the Arctic Deposit section. Greywacke sands that Trilogy interpret as channeled high-energy turbidites occur throughout the section but concentrate high in the local stratigraphy.

Several rock units show substantial change in thickness and distribution in the vicinity of the Arctic Deposit that may have resulted from the basin architecture existing at the time of deposition. Between the Arctic Ridge, geographically above the Arctic Deposit, and the Riley Ridge to the west several significant differences have been documented including:

•	The Gnurgle Gneiss is thickest in exposures along the northern extension of Arctic Ridge and appears to thin to the west.

•	Mafic lavas and sills thicken from east to west. They show thick occurrences in upper Subarctic Creek and to the west, but are sparsely distributed to the east.

•	The quartzite section within and above the Arctic sulphide horizon does not occur in abundance east of Arctic Ridge; it is thicker and occurs voluminously to the west.

•	Button Schist thickens dramatically to the west from exposures on Arctic Ridge; exposures to the east are virtually nonexistent.

•	Greywacke sands do not exist east of Subarctic Creek but occur in abundance as massive, channeled accumulations to the west, centered on Riley Ridge.

These data are interpreted by Trilogy to define a generally north-northwest-trending depocentre through the central Ambler District. Volcanic debris flow occurrences described below in concert with these formational changes suggest that the depocentre had a fault-controlled eastern margin. The basin deepened to the west; the Riley Ridge section deposited along a high-energy axis, and the Centrre of the Universe (“COU”) section lies to the west-southwest distally from a depositional energy point of view. This original basin architecture appears to have controlled mineralization of the sulphide systems at Arctic and Shungnak (Dead Creek), concentrating fluid flow along structures on the eastern basin margin.

Structural Framework of the Ambler District

In addition to the underlying pre-deformational structural framework of the district suggested by the stratigraphic thickening of various facies around the Arctic Deposit, the Ambler Sequence is deformed by two penetrative deformational events that significantly complicate the distribution and spatial arrangement of the local stratigraphy.

F1 Deformation

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

F2 Deformation

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

In addition to the earlier penetrative deformation events, a series of poorly defined non-penetrative deformation likely as a consequence of Cretaceous extension are seen as a series of warps or arches across the district.

The interplay between the complex local stratigraphy, the isoclinal F1 event, the overturned south verging F2 event and the series of post-penetrative deformational events makes district geological interpretation often extremely difficult at a local scale.

Arctic Deposit Geology

Previous workers at the Arctic Deposit describe three mineralized horizons at the Arctic Deposit: the Main Sulphide Horizon, the Upper South Horizon and the Warm Springs Horizon. The Main Sulphide Horizon was further subdivided into three zones: the southeast zone, the central zone and the northwest zone. Previous deposit modelling was grade-based resulting in numerous individual mineralized zones representing relatively thin sulphide horizons.

Recent work by Trilogy define the Arctic Deposit as two or more discrete horizons of sulphide mineralization contained in a complexly deformed isoclinal fold with an upright upper limb and an overturned lower limb hosting the main mineral resources. Nearby drilling suggests a third limb, an upright lower limb, likely occurs beneath the currently explored stratigraphy.

Lithologies and Lithologic Domain Descriptions

Historically, five lithologic groupings have been utilized by Kennecott to describe the local stratigraphy of the deposit. These groupings include: 1) metarhyolite (Button Schist) or porphyroblastic quartz feldspar porphyry and rhyolitic volcaniclastic and tuffaceous rocks; 2) quartz mica schists composed of tuffaceous and volcaniclastic sediments; 3) graphitic schists composed of carbonaceous sedimentary rocks; 4) base metal sulphide bearing schists; and 5) talc schists composed of talc-clorite altered volcanic and sedimentary rocks.

The principal lithologic units captured in logging and mapping by Trilogy are summarized and described in the following subsections, in broadly chronologically order from oldest to youngest.

Greenstone (GNST)

Greenstones are typically massive dark-green amphibole- and garnet-bearing rocks, differentiated by their low quartz content and dark green color. Textural and colour similarities along with similar garnet components and textures often cause confusion with some sedimentary greywackes within the Ambler Sequence stratigraphy. Intervals of greenstone range up to 80 m in thickness and are identified as pillowed flows, sills and dikes. Multiple ages of deposition are implied as both basal pillowed units are present as well as intrusive sill and dike-like bodies higher in the local stratigraphy.

Chlorite Schist (CHS)

This unit is likely alteration-related but has been used for rocks where more than half of the sheet silicates are composed of chlorite. In the field, some samples of chlorite schist showed a distinctive dark green to blue-green colour, but in drill core the chlorite schists commonly have lighter green colour. Some intervals of chlorite schist are associated with talc-rich units.

Talc Schist (TS)

Talc-bearing schists are often in contact with chlorite-rich units and reflect units which contain trace to as much as 10% talc often occurring on partings. Like the chlorite schist this unit is likely alteration related.

Black to Grey Schist (GS)

Black or grey schists appear in many stratigraphic locations particularly higher in the stratigraphy but principally constitute the mineralized permissive stratigraphy of the Arctic Deposit lying immediately below the Button Schist (MRP). The unit is typically composed of muscovite, quartz, feldspar, graphite, and sometimes chlorite, biotite or sulphides. The texture is phyllitic, variably crenulated, well-foliated and suggests a pelitic protolith, likely deposited in a basin progressively filled with terrigenous fine sediment. This unit is host to the MS and SMS horizons that constitute the Arctic Deposit.

Button Schist (MRP)

This rock type consists of quartz-muscovite-feldspar schists with abundant distinctive 1 to 3 cm albite porphyroblasts of metamorphic origin and occasional 0.5 to 2 cm blue quartz phenocrysts of likely igneous origin. The unit shows a commonly massive to weakly foliated texture, although locally the rocks have a well-developed foliation with elongate feldspars.

Quartz-Mica-(Feldspar) Schist (QMS/QFMS)

This schistose rock contains variable proportions of quartz, muscovite, and sometimes feldspar. Most contain high amounts of interstitial silica, and some have feldspar or quartz porphyroblasts. The texture of the unit shows significant variability and likely represents both altered and texturally distinct felsic tuffs and volcaniclastic lithologies.

Volcanic Debris Flow (DM)

This unit contains a range of unsorted, matrix supported polylithic clasts including Button Schist occurring in black to dark grey, very fine-grained graphitic schist. The unit occurs as lenses with other stratigraphies and likely represents local derived debris flows or slumps.

Greywacke (GW)

This unit consists of massive green rocks with quartz, chlorite, probably amphibole, feldspar, muscovite, and accessory garnet, biotite, and calcite/carbonate. Voluminous accumulations of medium-grained greywacke occur within, but generally above, the quartz mica schist and are differentiated from texturally similar greenstones by the presence of detrital quartz, fine-grained interbeds, graded bedding and flute casts.

Lithogeochemistry of Immobile Trace Elements

In 2007, work by NovaGold suggested that many of the nondescript felsic metavolcanic lithologies were simply alteration and textural variants of the felsic rock units and not adequately capturing true compositional lithological differences between units. Twelker (2008) demonstrated that the use of lithogeochemistry utilizing immobile trace elements specifically Al2O3:TiO2 (aluminium oxide:titanium dioxide) ratios could be used to effectively differentiate between different felsic volcanic and sedimentary suites of rocks at the Arctic Deposit.

Lithogeochemistry shows three major felsic rock suites in the Arctic Deposit area: a rhyolite suite; and intermediate volcanic suite and a volcaniclastic suite. These suites are partially in agreement with the logged lithology but in some instances show that alteration in texture and composition masked actual lithologic differences.

Results of the lithogeochemistry have led to a better understanding of the stratigraphic continuity of the various units and have been utilized to more accurately model the lithologic domains of the Arctic Deposit.

Lithologic Domains

Though a variety of detailed lithologies are logged during data capture, Trilogy models the deposit area as two distinct units –an Upper Plate and Lower Plate separated by the Warm Springs Fault. The Upper and Lower plates contain similar lithologic domains which are primarily defined by lithogeochemical characteristics, but are also consistent with their respective acid-generating capacities and spatial distribution around the fold axes, and include the following units: the Button Schist (a meta-rhyolite porphyry - MRP), aphanitic meta-rhyolite, a series of felsic quartz mica schists, and carbonaceous schists of the Grey Schist unit. An alteration model has been built to adequately characterize the chlorite and talc schists found within the deposit. The mineralization is modelled as eight distinct zones (Zones 1 – 8) found both in the Upper and Lower plates and range from MS to SMS layers.

Structure

Earlier studies concluded mineralization at the Arctic deposit was part of a normal stratigraphic sequence striking northeast and dipping gently southwest. Subsequent reinterpretation by Kennecott in 1998 and 1999 suggested the entire Ambler Sequence at Arctic could be overturned. Proffett (1999) reviewed the Arctic geology and suggested that a folded model with mineralization as part of an isoclinal anticline opening east and closing west could account for the mapped and logged geology. His interpretation called for an F2 fold superimposed on a north-trending F1 fabric.

Lindberg (2004) supported a folded model similar to Proffett, though he felt the main fold at Arctic is northwest closing and southeast opening. Lindberg named this feature the Arctic Antiform, and interpreted this structure to be an F1 fold.

Lindberg believes the majority of folding within the mineralized horizons occurs in the central part of the deposit within a southwest plunging “cascade zone.” The increased thicknesses of mineralized intervals in this part of the property can in part be explained by the multiple folding of two main mineralized horizons as opposed to numerous individual mineralized beds as shown in the 1995 geologic model. The cascade zone appears to be confined to the upper sulphide limbs of the Arctic Antiform.

Continuity drilling on closer spacing in 2008 across the “cascade” zone confirms the continuity of the two mineralized horizons but does not support the complexity proposed by Lindberg. Dodd et al. (2004) suggested that some of the complexity might be related to minor thrusting. Results of 2006 mapping at Arctic supported the interpretation that an F2 fold event may fold the lower Button Schist back to the north under the deposit in this area (Otto 2006). Deep drilling in 2007 just to the north of the deposit to test the concept drilled the appropriate upright stratigraphy at depth. Though the target horizon was not reached due to the drill rig limitations the hole did encountered significant mineralization below the Button Schist immediately above the sulphide-bearing permissive stratigraphy. That hole (AR07-110) intersected roughly 35 m of anomalous mineralization including 0.45 m of 1.17% copper, 0.8% lead, 5.8% zinc, 49.7 g/t silver and 0.7 g/t gold.

Alteration

Three main zones of hydrothermal alteration occurring at the Arctic Deposit have been defined:

•	A main chloritic zone occurring within the footwall of the deposit consisting of phengite and magnesium-chlorite.

•	A mixed alteration zone occurring below and lateral to sulphide mineralization consisting of phengite and phlogopite along with talc, calcite, dolomite and quartz.

•	A pyritic zone overlying the sulphide mineralization.

Field observations conducted by Trilogy in 2004 and 2005 supported by logging and short wave infrared (“SWIR”) spectrometry supports these observations.

Talc and magnesium chlorite are the dominant alteration products associated with the sulphide-bearing horizons. Talc alteration grades downward and outward to mixed talc-magnesium chlorite with minor phlogopite, into zones of dominantly magnesium chlorite, then into mixed magnesium chlorite-phengite with outer phengite-albite zones of alteration. Thickness of alteration zones vary with stratigraphic interpretation, but tens of metres for the outer zones is likely, as seen in phengite-albite exposures on the east side of Arctic Ridge.

Stratigraphically above the sulphide-bearing horizons significant muscovite as paragonite is developed and results in a marked shift in sodium/magnesium (Na/Mg) ratios across the sulphide bearing horizons.

Visual and quantitative determination of many of the alteration products is difficult at best due to their light colours and the well-developed micaceous habit of many of the alteration species. Logging in general has poorly captured the alteration products and the SWIR methodology though far more effective in capturing the presence or absence of various alteration minerals adds little in any quantitative assessment.

Of particular note are the barium species including barite, cymrite (a high-pressure Ba phyllosilicate), and Ba-bearing muscovite, and phlogopite. These mineral species are associated with both alteration and mineralization and demonstrate local remobilization during metamorphism. Though little has been done to document their distribution, they do have a significant impact on bulk density measurements.

Additional discussion of the potential impacts of barite is discussed under the headings “Arctic Project – Sampling, Analysis and Data Verification” and “Arctic Project – Mineral Resource Estimate”).

Talc is of particular importance at the Arctic Deposit due to its potential negative impact on flotation characteristics during metallurgical processing as well as for geotechnical pit slope stability. A great deal of effort has gone into modeling the distribution of talc and talc-chlorite units throughout the deposit area; even zones as small as 10cm have been logged and mapped. The majority of the talc zones occur between the upper, stratigraphically up-right zones and the lower, overturned zones. Significant metallurgical test work has demonstrated that a talc pre-float eliminates talc from interfering with subsequent extraction and concentration of the base and precious metals (See under the heading “The Arctic Project – Mineral Processing and Metallurgical Testing”). As for the geotechnical stabilities, SRK has completed detailed studies and these will be included in future pit slope stability studies.

Arctic Deposit Mineralization

Mineralization occurs as stratiform SMS to MS beds within primarily graphitic schists and fine-grained quartz mica schists. The sulphide beds average 4 m in thickness but vary from less than 1 m up to as much as 32 m in thickness. The sulfide mineralization occurs within eight modelled zones lying along the upper and lower limbs of the Arctic isoclinal anticline. All of the zones are within an area of roughly 1 km2 with mineralization extending to a depth of approximately 250 m below the surface. There are five zones of MS and SMS that occur at specific pseudo-stratigraphic levels which make up the bulk of the mineral resources. The other three zones also occur at specific pseudo-stratigraphic levels, but are too discontinuous to confidently model as resources.

Unlike more typical VMS deposits, mineralization is not characterized by steep metal zonation or massive pyritic zones. Mineralization is dominantly sheet-like zones of base metal sulphides with variable pyrite and only minor zonation usually on an extremely small scale.

Mineralization is predominately coarse-grained sulphides consisting mainly of chalcopyrite, sphalerite, galena, tetrahedrite-tennantite, pyrite, arsenopyrite, and pyrrhotite. Trace amounts of electrum are also present. Gangue minerals associated with the mineralized horizons include quartz, barite, white mica, chlorite, stilpnomelane, talc, calcite, dolomite and cymrite.

Genesis

Historic interpretation of the genesis of the Ambler Schist belt deposits have called for a syngenetic VMS origin with steep thermal gradients in and around seafloor hydrothermal vents resulting in metal deposition due to the rapid cooling of chloride-complexed base metals. A variety of VMS types have been well documented in the literature with the Ambler Schist belt deposits most similar to deposits associated with bimodal felsic dominant volcanism related to incipient rifting.

The majority of field observations broadly support such a scenario at the Arctic Deposit and include: 1) the tectonic setting with Devonian volcanism in an evolving continental rift; 2) the geologic setting with bimodal volcanics including pillow basalts and felsic volcanic tuffs; 3) an alteration assemblage with well-defined magnesium-rich footwall alteration and sodium-rich hanging wall alteration; and 4) typical polymetallic base-metal mineralization with massive and semi-massive sulphides.

Deposits and Prospects

In addition to the Arctic Deposit, numerous other VMS-like occurrences are present on the Trilogy land package. The most notable of these occurrences are the Dead Creek (also known as Shungnak), Sunshine, Cliff, Horse, Cobre and the Snow prospects to the west of the Arctic Deposit and the Red, Nora, Tom-Tom and BT prospects to the east.

Deposit Types

The mineralization at the Arctic Deposit and at several other known occurrences within the Ambler Sequence stratigraphy of the Ambler District, consists of Devonian age, polymetallic (zinc-copper-lead-silver-gold) VMS-like occurrences. VMS deposits are formed by and associated with sub-marine volcanic-related hydrothermal events. These events are related to spreading centres such as fore arc, back arc or mid-ocean ridges. VMS deposits are often stratiform accumulations of sulphide minerals that precipitate from hydrothermal fluids on or below the seafloor. These deposits are found in association with volcanic, volcaniclastic and/or siliciclastic rocks.

Prior to any subsequent deformation and/or metamorphism, these deposits are often bowl- or mound-shaped with stockworks and stringers of sulfide minerals found near vent zones. These types of deposit exhibit an idealized zoning pattern as follows:

•	Pyrite and chalcopyrite near vents.

•	A halo around the vents consisting of chalcopyrite, sphalerite and pyrite.

•	A more distal zone of sphalerite and galena and metals such as manganese.

•	Increasing manganese with oxides such as hematite and chert more distal to the vent.

Alteration halos associated with VMS deposits often contain sericite, ankerite, chlorite, hematite and magnetite close to the VMS with weak sericite, carbonate, zeolite, prehnite and chert more distal. These alteration assemblages and relationships are dependent on degree of post deposition deformation and metamorphism. A modern analog of this type of deposit is found around fumaroles or black smokers in association with rift zones.

In the Ambler District, VMS-like mineralization occurs in the Ambler Sequence schists over a strike length of approximately 110 km. These deposits are hosted in volcaniclastic, siliciclastic and calcareous metasedimentary rocks interlayered with mafic and felsic metavolcanic rocks. Sulphide mineralization occurs above the mafic metavolcanic rocks but below the Button schist, a distinctive district wide felsic unit characterized by large K-feldspar porphyroblasts after relic phenocrysts. The presence of the mafic and felsic metavolcanic units is used as evidence to suggest formation in a rift-related environment, possibly proximal to a continental margin.

A sulphide-smoker occurrence has been tentatively identified near Dead Creek, northwest of the Arctic Deposit and suggests local hydrothermal venting during deposition. However, the lack of stockworks and stringer-type mineralization at the Arctic Deposit suggest that the deposit may not be a proximal vent type VMS. Although the deposit is stratiform in nature, it exhibits characteristics and textures common to replacement-style mineralization. At least some of the mineralization may have formed as a diagenetic replacement.

At the Arctic Deposit, sulphides occur as disseminated (<30%), semi-massive (30 to 50% sulphide) to massive (greater than 50% sulphide) layers, typically dominated by pyrite with substantial disseminated sphalerite and chalcopyrite and trace amounts of galena and tetrahedrite-tennantite. The Arctic Deposit sulphide accumulation is thought to be stratigraphically correlative to those seen at the Dead Creek and Sunshine deposits up to 12 km to the west.

There is also an occurrence of epithermal discordant vein and fracture hosted base metal (lead-zinc-copper) mineralization with significant fluorite mineralization identified at the Red prospect in the Kogoluktuk Valley, east of the Arctic Deposit. Although not yet fully understood, the genesis of this occurrence is considered to be related to the regional system that formed the VMS deposits in the Ambler District.

Arctic Project - Exploration

The following section summarizes and highlights work completed by Trilogy and its predecessor company NovaGold. NovaGold began exploration of the Arctic Deposit and surrounding lands of the Schist belt in 2004 after optioning the Arctic Property from Kennecott. Previous exploration on the Arctic Property during Kennecott’s tenure is summarized under the heading “Arctic Project – History”.

Field exploration was largely conducted during the period between 2004 to 2007 with associated engineering and characterization studies between 2008 and the present. Drilling related to exploration is discussed under the heading “Arctic Project – Drilling”.

Table 1: Summary of Trilogy/NovaGold Exploration Activities Targeting VMS-style Mineralization in the Ambler Sequence Stratigraphy and the Arctic Deposit

Work Completed	Year	Details	Focus
Geological Mapping
-	2004	-	Arctic Deposit surface geology
-	2005	-	Ambler Sequence west of the Arctic Deposit
-	2006	-	COU, Dead Creek, Sunshine, Red
-	2015, 2016	SRK	Geotechnical Structural Mapping
-	2016	-	Arctic Deposit surface geology
Geophysical Surveys
SWIR Spectrometry	2004	2004 drill holes	Alteration characterization
TDEM	2005	2 loops	Follow-up of Kennecott DIGHEM EM survey
	2006	13 loops	District targets
	2007	6 loops	Arctic extensions
Downhole EM	2007	4 drill holes	Arctic Deposit
Geochemistry
-	2005	-	Stream silts – core area prospects
-	2006	-	Soils – core area prospects
-		-	Stream silts – core area prospects
-	2007	-	Soils – Arctic Deposit area
Survey
Collar	2004 to 2011	GPS	All 2004 to 2011 NovaCopper drill holes
	2004, 2008	Resurveys	Historical Kennecott drill holes
Photography/Topography	2010	-	Photography/topography
LiDAR Survey	2015, 2016	-	LiDAR over Arctic Deposit
Technical Studies
Geotechnical	2010	BGC	Preliminary geotechnical and hazards
ML/ARD	2011	SRK	Preliminary ML and ARD
Metallurgy	2012	SGS	Preliminary mineralogy and metallurgy
Geotechnical and Hydrology	2012	BGC	Preliminary rock mechanics and hydrology
Geotechnical and Hydrology	2015, 2016	SRK	Arctic PFS Slope Design
ML/ARD	2015, 2016, 2017	SRK	Static Kinetic Tests and ABA Update - ongoing
Metallurgy	2015, 2016, 2017	SGS, ALS	Cu-Pb Separation Test Work; Flotation and Variability Test Work
Project Evaluation
Resource Estimation	2008	SRK	Resource estimation
PEA	2011	SRK	PEA – Underground
	2012	Tetra Tech	PEA – Open Pit

Note: SWIR = short wave infrared; ML = metal leaching; BGC = BGC Engineering Inc.; SRK = SRK Consulting; SGS = SGS Canada; ALS = ALS Metallurgy

Arctic Project - Drilling

Drilling at the Arctic Deposit and within the Ambler District has been ongoing since its initial discovery in 1967. Approximately 56,480 m of drilling has been completed within the Ambler District, including 39,320m of drilling in 163 drill holes at the Arctic deposit or on potential extensions in 27 campaigns spanning 50 years. All of the drill campaigns at Arctic have been run under the auspices of either: 1) Kennecott and its subsidiaries (BCMC), 2) Anaconda, or 3) Trilogy and its predecessor companies, NovaGold.

Trilogy and its predecessor company, NovaGold, drilled 22,144 m in 79 different drill holes targeting the Arctic Deposit and several other prospects of the Ambler Schist belt. Table 2 summarizes all of the Trilogy/NovaGold tenure drilling on the Arctic Property.

Table 2: Summary of Trilogy/NovaGold Drilling

Year	Metres	No. of Drill Holes	Sequence	Purpose of Drilling
2004	2,996	11	AR04-78 to 88	Deposit scoping and verification
2005	3,030	9	AR05-89 to 97	Extensions to the Arctic Deposit
2006***	3,100	12	AR06-98 to 109	Property-wide exploration drilling
2007	2,606	4	AR07-110 to 113	Deep extensions of the Arctic Deposit
2008*	3,306	14	AR08-114 to 126	Grade continuity and metallurgy
2011	1,193	5	AR11-127 to 131	Geotechnical studies
2012***	1,752	4	SC12-014 to 017	Exploration drilling – Sunshine
2015	3,055	14	AR15-132 to 145	Geotechnical-hydrogeological studies, resource infill
2016	3,058	13	AR16-146 to 158	Geotechnical-hydrogeological studies, resource infill
2017**	785	5	AR17-159 to 163	Ore sorting studies
Notes:	*A total of 12 of the 14 holes drilled in 2008 were utilized in the 2012 SRK resource update. Two holes were maintained in sealed frozen storage to provide additional metallurgical samples if required.

**Holes drilled in 2017 are not included in the current resource estimation contained herein. The total meters have been updated subsequent to the 2017 Arctic Report.

***Drilling in 2006 and 2012 targeted exploration targets elsewhere in the VMS belt.

A detailed discussion and review of the geotechnical and hydrogeological results can be found under the heading “Arctic Project – Exploration”.

Recovery

Core recovery during NovaGold/Trilogy tenure has been good to excellent, resulting in quality samples with little to no bias. There are no other known drilling and/or recovery factors that could materially impact accuracy of the samples during this period. Table 3 shows recoveries and rock-quality designation (“RQD”) for each of the NovaGold/Trilogy campaigns exclusive of the geotechnical drill holes in 2011. BGC Engineering Inc. (2012) reports a detailed and exhaustive discussion of the recoveries and RQDs of the 2011 drilling.

Table 3: Recovery and RQD 2004 to 2008 Arctic Drill Campaigns

Year	Metres	Recovery (%)	RQD (%)
2004	2,996	98.0	73.4
2005	3,030	96.0	74.4
2007	2,606	95.7	73.1
2008	3,306	98.0	80.1
2011	1,193	96.0	68.8
2015	3,055	91.3	69.0
2016	3,058	91.5	69.7
2017*	785	95.5	75.0

Notes:	* The total meters have been updated subsequent to the 2017 Arctic Report.

Arctic Project - Sampling, Analysis and Data Verification

Sample Preparation

Core Drilling Sampling

The data for the Arctic Deposit resource was generated over three primary drilling campaigns: 1966 to 1986 when BCMC, a subsidiary of Kennecott Copper Corporation was the primary operator, 1998 when Kennecott Minerals resumed work after a long hiatus, and 2004 to present with NovaGold and now Trilogy as the operators.

Kennecott and BCMC

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

NovaGold and Trilogy Tenure

Between 2004 and 2006, NovaGold conducted a systematic drill core re-logging and re-sampling campaign of Kennecott and BCMC era drill holes AR-09 to AR-74. NovaGold either took 1 to 2 m samples every 10 m, or sampled entire lengths of previously unsampled core within a minimum of 1 m and a maximum of 3 m intervals. The objective of the sampling was to generate a full ICP geochemistry dataset for the Arctic Deposit and ensure continuous sampling throughout the deposit. Sample preparation procedures for NovaGold era work are described in the following subsection. Quality assurance/quality control (“QA/QC”) review of historic sampling is described under the heading “The Arctic Project – Sampling, Analysis and Data Verification – Quality Assurance/Quality Control” below.

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

Sample intervals were determined by the geological relationships observed in the core and limited to a 3 m maximum length and 1 m minimum length. An attempt was made to terminate sample intervals at lithological and mineralization boundaries. Sampling was generally continuous from the top to the bottom of the drill hole. When the hole was in unmineralized rock, the sample length was generally 3 m, whereas in mineralized units, the sample length was shortened to 1 to 2 m.

Geological and geotechnical parameters were recorded based on defined sample intervals and/or drill run intervals (defined by the placement of a wooden block at the end of a core run). Logged parameters were reviewed annually and slight modifications have been made between campaigns, but generally include rock type, mineral abundance, major structures, SG, point load testing, recovery and rock quality designation measurements. Drill logs were converted to a digital format and forwarded to the Database Manager, who imported them into the master database.

Core was photographed and then brought into the saw shack where it was split in half by the rock saw, divided into sample intervals, and bagged by the core cutters. Not all core was oriented; however, core that had been oriented was identified to samplers by a line drawn down the core stick. If core was not competent, it was split by using a spoon to transfer half of the core into the sample bag.

Once the core was sawed, half was sent to ALS Minerals Laboratories (“ALS Minerals”) in Vancouver for analysis and the other half was initially stored at the Dahl Creek camp but has been consolidated at the storage facility at the Bornite camp facilities or at Trilogy warehouse in Fairbanks.

Shipment of core samples from site occurred on a drill hole by drill hole basis. Rice bags, containing two to four poly-bagged core samples each, were marked and labelled with the ALS Minerals address, project and hole number, bag number, and sample numbers enclosed. Rice bags were secured with a pre-numbered plastic security tie and a twist wire tie and then assembled into standard fish totes for transport by chartered flights on a commercial airline to Fairbanks, where they were met by a contracted expeditor for deliver directly to the ALS Minerals preparation facility in Fairbanks. In addition to the core, control samples were inserted into the shipments at the approximate rate of one standard, one blank and one duplicate per 20 core samples:

•	Standards: four standards per year were used at the Arctic Deposit. The core cutter inserted a sachet of the appropriate standard, as well as the sample tag, into the sample bag.

•	Blanks: were composed of an unmineralized landscape aggregate. The core cutter inserted about 150 g of blank, as well as the sample tag, into the sample bag.

•	Duplicates: the assay laboratory split the sample and ran both splits. The core cutter inserted a sample tag into an empty sample bag.

Samples were logged into a tracking system on arrival at ALS Minerals, and weighed. Samples were then crushed, dried, and a 250 g split pulverized to greater than 85% passing 75 μm.

Gold assays were determined using fire analysis followed by an atomic absorption spectroscopy finish. The lower detection limit was 0.005 ppm gold; the upper limit was 1,000 ppm gold. An additional 49-element suite was assayed by inductively coupled plasma-mass spectroscopy methodology, following a nitric acid aqua regia digestion. Overlimits for copper, zinc, lead, and silver analyses were completed by atomic absorption (“AA”), following a triple acid digest.

Security

Security measures taken during historical Kennecott and BCMC programs are unknown to NovaGold or Trilogy. Trilogy is not aware of any reason to suspect that any of these samples have been tampered with. The 2004 to 2016 samples were either in the custody of NovaGold personnel or the assay laboratories at all times, and the chain of custody of the samples is well documented.

Assaying and Analytical Procedures

The laboratories used during the various exploration, infill, and step-out drill analytical programs completed on the Arctic Project are summarized in Table 4.

ALS Minerals has attained International Organization for Standardization (“ISO”) 9001:2000 registration. In addition, the ALS Minerals laboratory in Vancouver is accredited to ISO 17025 by Standards Council of Canada for a number of specific test procedures including fire assay of gold by AA, ICP and gravimetric finish, multi-element ICP and AA assays for silver, copper, lead and zinc.

Table 4: Analytical Laboratories Used by Operators of the Arctic Project

Laboratory Name	Laboratory Location	Years Used	Accreditation	Comment
Union Assay Office, Inc.	Salt Lake City, Utah	1968	Accreditations are not known.	Primary Assay Lab
Rocky Mountain Geochemical Corp.	South Midvale, Utah	1973	Accreditations are not known.	Primary and Secondary Assays
Resource Associates of Alaska, Inc.	College, Alaska	1973, 1974	Accreditations are not known.	Primary and Secondary Assays
Georesearch Laboratories, Inc.	Salt Lake City, Utah	1975, 1976	Accreditations are not known.	Primary and Secondary Assays
Bondar-Clegg & Company Ltd.	North Vancouver BC	1981, 1982	Accreditations are not known.	Primary and Secondary Assays
Acme Analytical Laboratories Ltd. (AcmeLabs)	Vancouver, BC	1998, 2012, 2013	Accreditations are not known.	2012 and 2013 Secondary Check Sample Lab
ALS Analytical Lab	Fairbanks, Alaska (prep) and Vancouver, BC (analytical)	1998, 2004- 2008, 2011 – 2016*	In 2004, ALS Minerals held ISO 9002 accreditations but changed to ISO 9001 accreditations in late 2004. ISO/International Electrotechnical Commission (IEC) 17025 accreditation was obtained in 2005.	2012 - 2016 Primary Assay Lab

Notes:	* The years ALS Analytical was used has been updated subsequent to the Arctic Report.

Quality Assurance/Quality Control

Core Drilling Sampling QA/QC

Previous data verification campaigns were limited in scope and documentation and are described by SRK (2012).

During 2013, Trilogy conducted a 26% audit of the NovaGold era assay database fields: sample interval, Au, Ag, Cu, Zn, and Pb. This audit is documented in a series of memos. Trilogy staff did not identify and/or correct any transcription and/or coding errors in the database prior to resource estimation. Trilogy also retained independent consultant Caroline Vallat, P.Geo. of GeoSpark Consulting Inc. (“GeoSpark”) to: 1) re-load 100% of the historical assay certificates, 2) conduct a QA/QC review of paired historical assays and NovaGold era re-assays; 3) monitor an independent check assay program for the 2004 to 2008 and 2011 drill campaigns; and 4) generate QA/QC reports for the NovaGold era 2004 to 2008 and NovaCopper/Trilogy era 2011, 2015, and 2016 drill campaigns. Below is a summary of the results and conclusions of the GeoSpark QA/QC review.

Novagold QA/QC Review on Historical Analytical Results

During 2004, NovaGold conducted a large rerun program and check sampling campaign on pre-NovaGold (pre-2004) drill core. The 2004 and 2005 ALS Minerals Laboratories primary sample results have been assigned as the primary assay results for the Arctic Project in the database, amounting to 1,287 of the total 3,186 primary samples related to pre-NovaGold drill holes.

During 2013, GeoSpark conducted a QA/QC review of available QA/QC data (20130422 – QAQC on Pre-NovaGold Arctic Assays); including sample pair data amounting to 422 data pairs which is 11% relative to the primary sample quantity. The sample pairs included original duplicates, original repeat assays, 2004 rerun assays on original sample pulps analyzed secondarily at ALS Minerals, and check samples from 2004 on original samples re-analyzed at ALS Minerals.

The review found that the available QA/QC data is related to drill holes that are spatially well distributed over the historic drill hole locations.

Review of Precision

A comparison of the original analytical results with the secondary results serves to infer the level of precision within the original results. Also, the 2004 rerun sample results and the check sample pair results from 2004 and 2005 were compared to the original assays to infer the level of repeatability or precision within the original results.

The result of the average relative difference (“AD”) review on sample pairs found satisfactory to good inferred precision levels for all of the sample pairs and elements except for the 2004 rerun sample lead results. For the lead 2004 rerun sample pairs there were 66.85% of the pairs less than the 1 AD limit, inferring poor precision in the original results. Overall, the lead values were found to pass the AD criteria for the original duplicates, original repeats, and check sample reviews. More insight was made regarding the lead precision upon review of the data pairs graphically within scatter plots and Thompson-Howarth Precision Versus Concentration plots. The 2004 rerun sample lead values were found to infer a poor-to-moderate level of precision and an indication that the original results might be of negative bias where the original results may have been reported on average 0.2% less than their true values for grades of 0.5% lead and higher. However, the original duplicate, original repeats, and check samples inferred that there was a moderate or satisfactory level of correlation within the lead values. Furthermore, the overall inference of precision in the lead values has been defined as moderate.

The detailed review of the gold pairs inferred an overall moderate level of precision within the original analytical results.

The silver, copper, and zinc analytical pair review found overall inferred strong precision in the original analytical results.

It is GeoSpark's opinion that the detailed review of analytical pair values reported for gold, silver, copper, lead and zinc has inferred an overall acceptable level of precision within the original sample analytical results for the pre-NovaGold Arctic Project.

Review of Accuracy

The rerun sample program of 2004 included analysis of 53 QA/QC materials comprising 20 standards and 33 blanks. These standards and blanks were reviewed in order to indirectly infer the accuracy within the original sample data.

The 2004 rerun samples on original pulps also included analysis of standards and blanks with the primary samples. These results have been reviewed using control charts for review of the inferred accuracy within the 2004 rerun sample results; in addition, the inferred rerun sample accuracy is related to the accuracy of the original results in that comparison of the original results to the 2004 reruns and has been shown to be acceptable overall.

The blank results were reviewed for gold, silver, copper, lead, and zinc and it has been inferred that there is good accuracy within the results and that there was no significant issue with sample contamination or instrument calibration during the analysis.

The standard results were reviewed for gold, silver, copper, lead, and zinc. The reported control limits were available for silver, copper, lead, and zinc. The gold control limits were calculated for the review.

In addition upon initial review, the zinc control limits were also calculated from the available data to provide a more realistic range of control values for the results. The gold, silver, and copper results were inferred to be of strong accuracy. The lead and zinc results were inferred to be of moderate accuracy overall.

It was GeoSpark’s opinion that the review for accuracy has found an acceptable level of inferred accuracy within the gold, silver, copper, lead, and zinc results reported for the 2004 rerun samples and indirectly within the original results.

Review of Bias

There were 35 check samples on original samples re-assayed at ALS Minerals during 2004. These were reviewed for an indication of bias in the original results. Additionally, the 2004 rerun sample results have been reviewed for inference of bias in the original results.

Overall, the detailed review of the check sample pair gold concentrations has found minor positive bias in the 2004 pairs and minor positive bias in the 2005 pairs. The level of bias is inferred to be at very near zero with the original being reported approximately 0.005 greater than the 2004 results reported by ALS Minerals. The 2004 rerun samples compared to the originals has inferred negligible bias in the original gold results. It is GeoSpark's opinion that these levels of inferred bias are not significant to merit concern with the overall quality of gold values reported for the pre-NovaGold Arctic Project.

The detailed review of the check sample silver pairs has found minor negative bias implied by the 2004 check sample pairs. The 2004 rerun samples have shown a negligible amount of bias in the original results. It is GeoSpark’s opinion that overall the bias in original silver concentrations is inferred to be negligible to minor negative but not significant to merit concern of the overall quality of the silver results.

The copper check samples reported in 2004 were found to have a few anomalous results that were implying significant positive bias. However, a more detailed review found that the exclusion of the anomalous pairs resulted in a minor positive bias overall. The 2004 rerun sample copper results have shown that there is a possibility for positive bias in the original copper grades at concentrations greater than 5%. Overall, it is GeoSpark’s opinion that the bias inferred within the original copper results is not significant to merit concern with the original assay quality.

The 2004 check sample review inferred overall small negative bias in the original lead results. The 2004 rerun sample data also inferred that there was a small negative bias in the original results for grades over 0.5%. Overall, it is GeoSpark’s opinion that this detailed review has inferred that the levels of inferred bias within the lead concentrations are not significant enough to merit concern over the original result quality.

The original zinc results have been inferred to be of very minor positive bias when the 2004 check sample pairs (excluding three anomalous pairs) are reviewed. The 2004 rerun sample zinc values have been shown to be very comparable with the originals and a negligible amount of bias can be inferred in the original zinc concentrations. Furthermore, this detailed bias review has inferred that there is no significant bias in the original zinc results for the pre-NovaGold Arctic Project.

Conclusion

The pre-NovaGold Arctic Project database analytical results have been verified and updated to provide a good level of confidence in the database records.

It is GeoSpark’s opinion that with consideration of the historic nature of the Arctic Project, a sufficient amount of QA/QC data and information has been reviewed to make a statement of the overall pre-NovaGold Arctic Project analytical result quality.

It is GeoSpark’s opinion that this detailed review has inferred that the pre-NovaGold Arctic Project analytical results are of overall acceptable quality.

QA/QC Review on Novagold (2004 to 2013) Analytical Results

During 2013, GeoSpark conducted a series of QA/QC reviews on Trilogy 2004 to 2013 analytical results. These QA/QC reviews serve to infer the precision of the Trilogy Arctic Project analytical results through a detailed analytical and statistical review of field duplicate samples; serve to infer the accuracy of the analytical results through a review of the standards and blanks inserted throughout the Trilogy programs; and serve to define any bias in the primary sample results through a review of secondary lab checks at AcmeLabs in Vancouver, BC.

Acid-Base Accounting Sampling QA/QC

SRK conducted a QA/QC review of the 2010 ABA dataset for the Arctic Project in March 2011. The memo entitled “Preliminary ML/ARD Analysis Ambler District Arctic Deposit, Alaska”, located in Trilogy’s Document Management System (“DMS”), discusses the results of the ABA review and documents the 33 duplicate ABA analyses on the lab certificates.

Density Determinations QA/QC

A QA/QC review of the SG dataset for the Arctic Project was conducted by Trilogy staff in March 2013. The memo entitled “Arctic_Specific Gravity Review_A.West_20130326”, located in Trilogy’s DMS, discusses the results of the QA/QC review and is summarized in the following subsections.

Lab Versus Field SG Determinations

SG lab determinations conducted during 2004 produced significantly lower average SG results for the mineralized zone than the 1998 and 2004 average field determinations. In the same test, lithology samples outside the mineralized zone produced comparable values. The difference between the averaged 1998 and 2004 lab results and those from field studies may be the result of selection bias, limited population size, and sample length. Paired lab and field determinations from the 2004 program show very low variation.

In 2010, to check the validity of the wet-dry measurements on the Arctic Deposit core with respect to possible permeability of the core samples, NovaGold measured 50 unwaxed samples representing a full range of SG values for a variety of lithologies and then submitted the samples to ALS Minerals for wet-dry SG determinations after being sealed in wax. The mean difference between the NovaGold unwaxed and the ALS Minerals waxed SG determinations was 0.01.

In 2011, to check the accuracy of the wet-dry measurements, the SG for 266 pulps was determined by pycnometer by ALS Minerals (ALS code OA-GRA08b). The two methods compare favourably, with the wet-dry measurements displaying a very slight low bias. Generally, wet-dry measurements are considered the more acceptable method for accurate SG determinations since they are performed on whole (or split) core that more closely resembles the in-situ rock mass.

Stoichiometric Method for SG Determinations

Full sample length determinations can be directly compared to the assay results for copper, zinc, lead, iron, and barium that are the major constituents of the sulphide and sulphate species for the Arctic Deposit. This allows Trilogy to check the wet-dry measurements by estimating the SG for an ideal stoichiometric distribution of the elements into sulphide and sulphate species.

Stoichiometric SG values were estimated for 279 sample intervals from 2008 drill core that had both measured SG values and total digestion XRF barium values. Overall, there is a very good correlation between the two SG populations (R2 of 0.9671), though stoichiometric estimates are slightly lower with increasing SG. Using slightly different compositional values for the assorted sulphide and sulphate species, and assuming a 1:1 ratio of weight percent iron to weight percent copper in chalcopyrite (the molar value is 1:1), the stoichiometric equation yields SGs that have an even better correlation (R2=0.9726), due to partitioning more iron into less dense chalcopyrite which leaves less iron available for more dense pyrite, essentially correcting the bias for the lack of estimated iron-bearing silicates.

Multiple Regressions Method for SG Determinations

The positive comparisons/correlations of our measured SG values to the laboratory determined values and to the stoichiometric estimated values gives us high confidence in our wet-dry measurements. As a result, a multiple regression analysis can be performed using the assay data to get a best fit to the measured SGs. This may correct for the varying residencies of Fe and Ba (and also for the varying density within sphalerite due to the Zn:Fe ratio).

The best fit to the data was achieved by using the multiple regression tool in Microsoft Excel on Ba, Fe, Zn and Cu for the entire dataset. The estimate correlates very well (R2=0.9678) with observed data and has a sinusoidal pattern that fits the low and moderately high SG very well and has high bias for moderate SG values and a low bias for very high SG values. The resultant SG formula is as follows:

SG (Regression) = 2.567 + 0.0048*Cu(wt%) + 0.045*Fe(wt%) + 0.032*Ba(wt%) + 0.023%*Zn(wt%)

Density Determinations Performance

The SG of a field sample interval can be reproduced in the lab or estimated from assay values using either a stoichiometric method which assumes a fixed metal residency in certain sulphide and sulphates or by a multiple regression method that empirically fits measured data. Overall, what this QA/QC analysis suggests is that the measured SG values can be replicated by various methods, thus supporting the quality of the measured SG data.

Technical Report Author’s Opinion

In the 2017 Arctic Report, BD Resource Consulting, Inc. (“BDRC”) stated that it believes the database meets or exceeds industry standards of data quality and integrity. BDRC further stated that it believes the sample preparation, security and analytical procedures are adequate to support resource estimation.

Data Verification

Drill Hole

Nine drill hole collars (AR-03, AR-04, AR-10, AR-44, AR-47, AR-64, AR05-0094, AR05-0097 and AR-40) were located by Tetra Tech using a Garmin Etrex 20 GPS unit. The offset distances between the collar coordinates reflected in the drill hole database provided by Trilogy and the measured positions range from 3.4 to 7.8 m with an average offset of 4.8 m. This range is within the tolerance to be expected from GPS measurements and the collar positions are adequately located to form the basis of resource estimation work.

BDRC checked the locations of holes drilled to infill the PEA drill pattern. Infill holes were correctly located relative to the prior drilling. All holes were compared to the LIDAR survey of the topographic surface and found to be in the correct locations. All holes are adequately located to support resource estimation.

Topography Verification

Tetra Tech conducted two traverses over representative areas of the Arctic Deposit. Continuous GPS measurements were compiled during these traverses. The averages of these 724 spot height measurements within 10 m2 by 10 m2 areas were compared to the corresponding digital terrain model survey points.

For the traverse data, 90% confidence limits are -0.73 m and +0.09 m.

Agreement between surveyed drill hole collar elevations and the LIDAR topographic surface verifies the correctness of the digital topography.

Core Logging Verification

Tetra Tech visited the Trilogy core storage facility in Fairbanks in 2013 and reviewed three drill holes for lithology, mineralization and the quality of storage.

Core boxes were found to be in good condition and intervals were easily retrieved for the following drill holes:

•	AR05-0092 (129 to 147 m)

•	AR08-0117 (128 to 216 m)

•	AR08-0126 (144 to 211 m).

Logged descriptions of massive and semi-massive sulphide mineralization and general sampling results corresponded to the appearance of the core for selected intervals.

BDRC made similar observations of the core logging and geology data collection. The core logging information is acceptable for resource estimation purposes.

Database Verification

The Trilogy drill database has been reviewed, and no significant concerns were noted. Nine holes were randomly selected from the Arctic database representing six percent of the data. The assay grades from these holes were dumped from MineSight™ and compared to the values listed in certified assay certificates. No errors were found.

The results of previous data verifications by external Qualified Persons, completed for Trilogy, were also reviewed. The previous data verification exercises included extensive reviews of all NovaGold drilling as well as drilling completed by previous operators. Based on the current review, BDRC believes that the data verification completed on the Trilogy dataset is sufficiently robust to support resource estimation.

QA/QC Review

Standards, blanks, duplicates and check samples have been regularly submitted at a combined level of 20% of sampling submissions for all NovaGold/NovaCopper/Trilogy era campaigns. GeoSpark conducted QA/QC reviews of all sampling campaigns which included review for accuracy, precision and bias. In addition to the QA/QC review, GeoSpark has been retained to provide ongoing database maintenance and QA/QC support.

BDRC has reviewed the QA/QC dataset and reports and found the sample insertion rate and the timeliness of results analysis meets or exceeds industry best practices. The QA/QC results indicate that the assay results collected by Trilogy, and previously by NovaGold, are reliable and suitable for the purpose of this study.

Qualified Person Opinion

It is BDRC’s opinion that the drill database and topographic surface for the Arctic Deposit is reliable and sufficient to support the purpose of this technical report and a current mineral resource estimate.

Arctic Project - Mineral Processing and Metallurgical Testing

The Arctic Deposit is a stratiform polymetallic VMS deposit comprised of semi-massive and massive sulphides deposited in a highly variable metasedimentary and metavolcanic stratigraphy. Hydrothermal alteration has resulted in the development of footwall magnesium-rich alteration characterized by abundant chlorite and talc and hanging wall sodium-rich alteration characterized by paragonite. In the mineralized zone, the principal economic minerals are chalcopyrite, sphalerite, galena, and minor tetrahedrite and bornite. Metallurgical studies have spanned over 30 years with metallurgical test work campaigns undertaken at the Kennecott Research Center, Lakefield Research Ltd., SGS Vancouver (“SGS”) and ALS Metallurgy Kamloops, B.C.

Mineral and Metallurgical Test Work – 2012 to 2017

The test work conducted in 2012 and 2017 has been under the technical direction of International Metallurgical and Environmental Inc. The basis of test work has been focused on a traditional process flowsheet employing crushing, grinding, bulk flotation of a copper and lead concentrate, flotation of a zinc concentrate and the subsequent separation of copper and lead values via flotation.

Test work conducted prior to 2012 is considered relevant to the project, but predictive metallurgical results are considered to be best estimated from test work conducted on sample materials obtained from exploration work under the direction of Trilogy, conducted in 2012 and 2017.

In 2012, SGS conducted a test program on the samples produced from mineralization zones 1, 2, 3, and 5 of the Arctic Deposit. To the extent known, the samples are representative of the styles and types of mineralization and the mineral deposit as a whole. Drill core samples were composited from each of the zones into four different samples for the SGS test work which included process mineralogical examination, grindability parameter determination, and flotation tests.

SGS used QEMSCAN™, a quantitative mineralogical technique utilizing scanning electron microscopy to determine mineral species, species liberation and mineral associations in order to develop grade limiting/recovery relationships for the composites.

Standard Bond grindability tests were also conducted on five selected samples to determine the BWi and Ai.

The flotation test work investigated the effect of various process conditions on copper, lead and zinc recovery using copper-lead bulk flotation and zinc flotation followed by copper and lead separation. The test work conducted in 2012 at SGS forms the bases for predicting metallurgical performance of the mineralized zone in terms of recovery of copper and lead to a bulk concentrate as well as predicting zinc recovery to a zinc concentrate.

In 2017, test work at ALS Metallurgy was focused on predicting the expected performance of the proposed copper and lead separation process, which required the use of larger test samples. A pilot plant was operated to generate approximately 50 kilograms of copper and lead concentrate, which became test sample material in locked cycle testing of the copper and lead separation process. This test work allows for the accurate prediction of copper and lead deportment in the process as well as provided detailed analysis of the final copper and lead concentrates, expected from the process. Additional metallurgical test work in the form of variability samples being subject to grindability and baseline flotation tests was also completed.

Test Samples

The 2012 test program used 90 individual drill core sample intervals totaling 1,100 kg from the Arctic Deposit. Individual samples were combined into four composites representing different zones and labelled as Composites Zone 1 & 2, Zone 3, Zone 5, and Zone 3 & 5. The sample materials used in the 2012 test program at SGS were specifically obtained for metallurgical test purposes. The drill cores were stored in a freezer to ensure sample degradation and oxidation of sulphide minerals did not occur.

The 2017 test program involved the collection of approximately 4000 kg of drill core from five drill holes within the Arctic Deposit. The core was shipped in its entirety to ALS Metallurgy of Kamloops, B.C. for use in grinding and flotation test work. 15 separate composites samples were generated by crushing defined intercepts of mineralization. These samples were riffle split to generate 15 individual samples which were separately tested for grindability and flotation response, as well, a large portion of each sample was blended to make a single large composite sample for use in copper-lead separation test work. The copper-lead separation test work involved operating a pilot plant for the production of a single sample of copper/lead concentrate which was then used in bench-scale flotation testing, including open circuit flotation tests as well as locked cycle flotation tests.

Mineralogical Investigation

SGS used QEMSCAN™ to complete a detailed mineralogical study on each composite to identify mineral liberations and associations, and to develop grade/recovery limiting relationships for the samples. Head assays indicate that all four composite samples contain a considerable amount of magnesium oxide, implying the potential for significant talc which could impact flotation.

The mineralogical study showed that the mineralogy of all four composites was similar. Each composite was composed mainly of pyrite, quartz, and carbonates. However, Composite Zone 1 & 2 contains approximately 30% quartz, compared to 8.6% for Composite Zone 3, and 16.6% for Composite Zone 5. The study also showed that Composite Zone 1 & 2 had the lowest pyrite content (6.7%) while Composites Zone 3 and Zone 5 contained approximately 30.4% and 27.8% pyrite, respectively.

In all four samples, the major floatable gangue minerals were talc and pyrite. Chalcopyrite was the main copper carrier. Combined bornite, tetrahedrite, and other sulphides accounted for less than 5% of the copper minerals in the Zone 1 & 2, Zone 3, and Zone 3 & 5 composites. In the Zone 5 sample, a slightly higher amount of bornite accounted for approximately 9% of the copper minerals. Galena was the main lead mineral (1.3% in the Zone 1 & 2 composite, and 2.1% in the other three composites) and sphalerite was the main zinc mineral (7.2% in Zone 1 & 2 composite and 11 to 14% in the other three composites).

All the composites contained a significant amount of talc, which may have the potential to consume reagents and dilute final concentrates. Therefore, SGS recommended that talc removal using flotation be employed prior to base metal flotation.

At a grind size of approximately 90% passing 150 µm (ranging from 94.5 to 89% passing 150 µm), chalcopyrite liberation ranged from approximately 80 to 87% (free and liberated combined) for all composites. The chalcopyrite is mostly free, with 7 to 10% associated with pyrite. For all composites, galena liberation ranged from 54 to 68% (free and liberated combined). Sphalerite liberation varied between 81 to 89%. Sphalerite is mostly free with about 7 to 10% associated with pyrite.

In general, SGS indicated that the liberation of galena and chalcopyrite was adequate, and acceptable copper and lead metallurgical performance was expected within the rougher circuit. Sphalerite was well liberated at the grind size.

Comminution Test Work

SGS conducted a comminution study on five selected samples during the test program. The tests included the standard BWi test and Ai test.

With respect to the results of the grindability tests, the BWi values range from 6.5 to 11 kWh/t for the materials sampled. The data indicates that the samples are not resistant to ball mill grinding. The Ai ranged from 0.017 to 0.072 g, which indicates that the samples are not abrasive.

Flotation Test Work

In 2012, SGS conducted bench-scale flotation test work to investigate the recovery of copper, lead, zinc, and associated precious metals using bulk copper-lead flotation and zinc flotation, followed by copper and lead separation. The four composite samples were tested for rougher flotation kinetics, cleaner efficiency, and copper and lead separation flotation efficiency. SGS also conducted locked cycle flotation tests on each composite and these test results for the basis for predicting copper and zinc recovery to a bulk concentrate as well as predicting zinc recovery to a zinc concentrate.

The tests produced similar metallurgical performances among the samples tested, although the Zone 1 & 2 composite showed slightly inferior performance compared to the Zone 3 composite and Zone 5 composite.

Flotation test work conducted in 2017 conducted at ALS Metallurgy in Kamloops B.C., was focused on a detailed evaluation of the performance of a copper and lead separation process including open circuit flotation tests and locked cycle flotation tests.

Open Circuit Flotation Test Work

The initial flotation tests at SGS evaluated rougher flotation kinetics by investigating the effect of various reagent regimes on the flotation kinetics of copper, lead, and zinc minerals.

Cytec 3418A promoter and sodium isopropyl xanthate (“SIPX”) were used as collectors in the copper and lead flotation circuits. Methyl isobutyl carbinol was used as the frother to maintain a stable froth in the flotation stages. Hydrated lime was used as the pH regulator. Zinc cyanide, a mixture of zinc sulphate and sodium cyanide, or zinc sulphate alone, was used to suppress zinc minerals that might report to the copper and lead bulk concentrate.

Zinc was floated after the copper-lead bulk flotation using the traditional reagent regime, including SIPX as the collector and copper sulphate as the sphalerite activator at an elevated pH.

The feed material was ground to 80% passing 70 µm prior to talc pre-flotation. The talc flotation tailings were sent for copper-lead bulk flotation. The bulk copper-lead flotation tailings were conditioned with copper sulphate to activate sphalerite prior to zinc rougher flotation.

Regrinding was included in the flowsheet for both the copper-lead bulk concentrate and the zinc concentrate. The target regrind sizes were 80% passing 24 µm for the copper-lead bulk concentrate and 40 µm for the zinc concentrate.

The reground bulk copper-lead concentrate was cleaned to further reject sphalerite, pyrite, and other gangues. The reground zinc rougher concentrate was cleaned to produce the final zinc concentrate.

The testing indicated that a primary grind size of 80% passing 70 µm was adequate for the optimum copper-lead bulk rougher flotation and zinc rougher flotation. Copper grade and recovery to the bulk copper/lead rougher concentrate ranged from 16 to 21% and from 86 to 94%, respectively. The bulk concentrate also recovered between 89 and 94% lead, grading at 6.8 to 8.4%.

Gold and silver reported preferentially to the bulk copper-lead rougher concentrate. Gold recovery ranged from 54 to 80% to the bulk copper and lead cleaner concentrate, while silver recovery to the concentrate was in the range of between 68 and 84%.

Approximately 250 g/t of zinc cyanide was required to effectively depress the zinc minerals during flotation of the copper and lead minerals. Although zinc sulphate could be used as an alternative for zinc cyanide, approximately 1,500 g/t of zinc sulphate would be required, which is much higher than the zinc cyanide dosage. SGS recommended further tests to optimize the reagent regimes for zinc mineral suppression.

The cleaner flotation tests showed that regrinding was required to upgrade the bulk concentrates prior to separation of copper and lead minerals. The regrind size had not been optimized. It appeared that a regrind size of 80% passing approximately 30 µm would provide sufficient liberation for the bulk concentrate upgrading and copper-lead separation. Concentrate regrinding was incorporated into all locked cycle tests and open circuit cleaning tests.

In the batch cleaner tests, lead was separated from the bulk copper and lead concentrate using a procedure to float lead minerals and suppress copper minerals. With one stage of lead rougher flotation and two stages of cleaner flotation, approximately 50 to 75% of the lead was recovered to the lead concentrate containing 41 to 60% lead. A high-grade copper concentrate was produced, ranging between 29 and 31% copper. The concentrate recovered between 75% and 91% of the copper from the bulk concentrates produced from the four composites.

Locked Cycle Test

SGS conducted six locked cycle tests to simulate bulk copper-lead flotation and zinc flotation in closed circuit. The bulk copper and lead concentrates produced were tested for copper and lead separation in an open circuit.

The copper recoveries to the bulk copper-lead concentrates produced from the locked cycle tests were as follows:

•	89 to 92% for the Zone 3 & 5 composite

•	93% for the Zone 3 composite

•	86 to 91% for the Zone 5 composite

•	84% for the Zone 1 & 2 composite.

The Zone 1 & 2 composite produced a lower copper recovery. This result is likely due to insufficient sample for developing optimized flotation conditions for this sample. Additional work would likely bring this result in line with other sample test results.

The copper grades of the copper concentrate produced ranged from 24 to 28%.

Approximately 88 to 94% of the lead was recovered to the bulk copper-lead concentrates, which contained 9 to 13% lead.

Three of the four composites demonstrated good zinc recovery in the locked cycle tests, excluding the Zone 1 & 2 composite sample.

The zinc recoveries to the final zinc concentrates produced from the locked cycle tests were as follows:

•	92% for the Zone 3 & 5 composite

•	93% for the Zone 3 composite

•	91% for the Zone 5 composite

•	84% for the Zone 1 & 2 composite.

On average, the zinc grades of the concentrates produced were higher than 55%, excluding the concentrate generated from Composite Zone 1 & 2, which contained only 44.5% zinc. Once again, it is expected that the results of zone 1 & 2 will improve with additional test work, if sample were available.

Gold and silver were predominantly recovered into the bulk copper-lead concentrates. Gold recoveries to this concentrate ranged from 65 to 80%, and silver recoveries ranged from 80 to 86%.

Copper/Lead Separation Test Work

SGS performed preliminary open-circuit copper and lead separation tests on the bulk copper-lead concentrates produced from the locked cycle tests in open circuit flotation tests. Sodium cyanide was used to suppress copper minerals; 3418A was used as the lead collector and lime added to adjust the pulp pH to 10.

The copper concentrates that were produced assayed at:

•	31% copper from Composite Zone 3 & 5

•	31% copper from Composite Zone 3

•	30% copper from Composite Zone 5

•	28 to 29% copper from Composite Zone 1 & 2.

The lead second cleaner concentrates that were produced contained:

•	41% lead from Composite Zone 3 & 5

•	59% lead from Composite Zone 3

•	67% lead from Composite Zone 5

•	55% lead from Composite Zone 1 & 2.

On average, the lead concentrates that were produced from the Zone 1 & 2, Zone 3, and Zone 5 composites contained approximately 2.2% copper while the copper content of the concentrate from the Zone 3 & 5 composite was higher, grading at 5%. There is a substantial reduction in lead recovery when the lead first cleaner concentrate was further upgraded.

2017 ALS Metallurgy

ALS Metallurgy conducted detailed copper and lead separation flotation test work using a bulk sample of copper-lead concentrate produced from the operation of a pilot plant.

The lead concentrate produced from the locked cycle work at ALS Metallurgy contained only about 24% lead, due to contamination of the concentrate with talc minerals. This contamination is due to the high levels of talc in the sample provided for this specific test work. Lead concentrate grades produced during the 2012 test work ranged from 41 to 59% lead using samples that had substantially lower levels of talc in the process feed. Testing is on-going to improve the lead concentrate grades by suppressing talc recovery.

Expected Concentrate Quality

ICP assays were conducted on the copper and lead concentrates produced from the locked cycle tests at ALS Metallurgy and the zinc concentrate from the locked cycle tests at SGS. The samples are thought to represent the expected concentrate quality.

The results indicated that key penalty elements, as well as precious metals are typically concentrated into a lead concentrate, leaving the copper concentrate of higher than expected quality given the levels of impurities seen in the test samples.

The lead concentrate may have penalties for the high arsenic and antimony concentrations seen in the results of this test work.

Precious metal deportment into a lead concentrate is very high and should benefit the payable levels of precious metals at a smelter.

Silicon dioxide and fluoride assays should be conducted on the concentrates to determine whether or not they are higher than the penalty thresholds.

Within the zinc concentrates produced at SGS in 2012 from the locked cycle tests, the cadmium content generally ranges from 2,100 to 3,400 ppm, which will likely be higher than the penalty thresholds outlined by most zinc concentrate smelters. The arsenic content may be higher than the penalty mark in the concentrate produced from Composite Zone 5. However, the mineralization from Zone 5 is not expected to be mined separately, on average; therefore, the arsenic in the zinc concentrate should not attract a penalty.

Recommended Test Work

In general, the flowsheet developed in the 2012 test program and further tested in the 2017 test work program at ALS Metallurgy, is feasible for the Arctic mineralization. Further metallurgical test work is recommended on representative samples to optimize the flowsheet and better understand the impact of talc levels in the process feed samples. Lead concentrate quality is impacted by the level of talc in the process feed and a better understanding of the level of talc in an expected process feed is critical in maximizing the value of a lead concentrate. There are no outstanding metallurgical issues related to the production of a copper or zinc concentrate from all of the materials tested.

On-going grinding test work is recommended at some time in the future, including SAG mill characterization test work.

Arctic Project - Mineral Resource Estimates

This section describes the generation of an updated mineral resource estimate for the Arctic Project. The mineral resource estimate has been prepared by Bruce M. Davis, FAusIMM, BDRC and Robert Sim, P.Geo., SIM Geological Inc. Both are “Independent Qualified Persons” as defined in NI 43-101. Trilogy has filed several technical reports on the Arctic Deposit as described under the heading “Arctic Project – History”, the most recent one was a PEA authored by Tetra Tech with an effective date of September 12, 2013. During the summers of 2015 and 2016, Trilogy conducted drilling programs designed to upgrade previous in-pit Inferred Mineral Resources to the Indicated category. During the summers of 2015 and 2016, Trilogy conducted drilling programs designed to upgrade previous in-pit Inferred Mineral Resources to the Indicated category. During the fall of 2016, following the completion of the final drilling program, Trilogy geologists reinterpreted the geologic units present in the vicinity of the Arctic deposit. This section incorporates the new geologic model and all available sample data as of April 25, 2017.

This section describes the resource estimation methodology and summarizes the key assumptions considered by the Qualified Persons. In the opinion of the Qualified Persons, the resource evaluation reported herein is a sound representation of the mineral resources for the Arctic Project at the current level of sampling. The mineral resources have been estimated in conformity with generally accepted CIM Estimation of Mineral Resources and Mineral Reserves Best Practice Guidelines and are reported in accordance with the NI 43-101. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted into mineral reserves.

The database used to estimate the Arctic Project mineral resource was audited by the Qualified Persons. The Qualified Persons are of the opinion that the current drilling information is sufficiently reliable to confidently interpret the boundaries of the mineralization and the assay data are sufficiently reliable to support mineral resource estimation.

The resource estimate was generated using MineSight® v11.60-2. Some non-commercial software, including the Geostatistical Library family of software, was used for geostatistical analyses.

Resource Classification

The mineral resources were classified in accordance with the CIM Definition Standards for Mineral Resources and Mineral Reserves (May 2014). The classification parameters are defined relative to the distance between sample data and are intended to encompass zones of reasonably continuous mineralization that exhibit the desired degree of confidence in the estimate.

Classification parameters are generally linked to the scale of a deposit: a large and relatively low-grade porphyry-type deposit would likely be mined at a much higher daily rate than a narrow, high-grade deposit. The scale of selectivity of these two examples differs significantly and this is reflected in the drill-hole spacing required to achieve the desired level of confidence to define a volume of material that represents, for example, a year of production. Based on engineering studies completed to date, the Arctic Deposit would likely be amenable to open pit extraction methods at a production rate of approximately 10,000 tonnes per day. A drill hole spacing study, which tests the reliability of estimates for a given volume of material at varying drill hole spacing, suggests that drilling on a nominal 100 m grid pattern would provide annual estimates of volume (tonnage) and grade within ±15% accuracy, 90% of the time. These results were combined with grade and indicator variograms and other visual observations of the nature of the deposit in defining the criteria for mineral resource classification as described below. At this stage of exploration, there is insufficient density of drilling information to support the definition of mineral resources in the Measured category.

The following classification criteria are defined for the Arctic Deposit:

•	Indicated Mineral Resources includes blocks in the model with grades estimated by three or more drill holes spaced at a maximum distance of 100 m, and exhibit a relatively high degree of confidence in the grade and continuity of mineralization.

•	Inferred Mineral Resources require a minimum of one drill hole within a maximum distance of 150 m and exhibit reasonable confidence in the grade and continuity of mineralization.

Some manual “smoothing” of the criteria for Indicated Resources was conducted that includes areas where the drill hole spacing locally exceeds the desired grid spacing, but still retains continuity of mineralization or, conversely, excludes areas where the mineralization does not exhibit the required degree of confidence.

Mineral Resource Estimate

CIM Definition Standards for Mineral Resources and Mineral Reserves (May 2014) defines a mineral resource as:

“A mineral resource is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling”.

The “reasonable prospects for eventual economic extraction” requirement generally implies that quantity and grade estimates meet certain economic thresholds and that mineral resources are reported at an appropriate cut-off grade which takes into account the extraction scenarios and the processing recovery.

The Arctic Deposit comprises several zones of relatively continuous moderate- to high-grade polymetallic mineralization that extends from surface to depths of over 250 m below surface. The deposit is potentially amenable to open pit extraction methods. The “reasonable prospects for eventual economic extraction” was tested using a floating cone pit shell derived based on a series of technical and economic assumptions considered appropriate for a deposit of this type, scale and location. These parameters are summarized in Table 5.

Table 5: Parameters Used to Generate a Resource-Limiting Pit Shell

Optimization Parameters
Open Pit Mining Cost	US$3/tonne
Milling Cost + G&A	US$35/tonne
Pit Slope	43 degrees
Copper Price	US$3.00/lb
Lead Price	US$0.90/lb
Zinc Price	US$1.00/lb
Gold Price	US$1300/oz
Silver Price	US$18/oz
Metallurgical Recovery: Copper	92%
Lead	77%
Zinc	88%
Gold	63%
Silver	56%

Note: No adjustments for mining recovery or dilution.

The pit shell has been generated about copper equivalent grades that incorporate contributions of the five different metals present in the deposit. The formula used to calculate copper equivalent grades is listed as follows:

CuEq%= (Cu% x 0.92) +(Zn% x 0.290)+(Pb% x 0.231)+(Augpt x 0.398)+(Aggpt x 0.005)

It is important to recognize that discussions regarding these surface mining parameters are used solely for the purpose of testing the “reasonable prospects for eventual economic extraction,” and do not represent an attempt to estimate mineral reserves. These preliminary evaluations are used to assist with the preparation of a Mineral Resource Statement and to select appropriate reporting assumptions.

Using the parameters defined above, a pit shell was generated about the Arctic Deposit that extends to depths approaching 300 m below surface. Table 6 lists the estimate of mineral resources contained within the pit shell. Based on the technical and economic factors listed in Table 6, a base case cut-off grade of 0.50% CuEq is considered appropriate for this deposit. There are no known factors related to environmental, permitting, legal, title, taxation, socio-economic, marketing, or political issues which could materially affect the mineral resource. It is expected that a majority of Inferred resources will be converted to Indicated or Measured resources with additional exploration.

Table 6: Mineral Resource Estimate for the Arctic Project

		Average Grade:					Contained metal:
Class	M tonnes	Cu %	Pb%	Zn%	Au g/t	Ag g/t	Cu Mlbs	Pb Mlbs	Zn Mlbs	Au koz	Ag Moz
Indicated	36.0	3.07	0.73	4.23	0.63	47.6	2441	581	3356	728	55
Inferred	3.5	1.71	0.60	2.72	0.36	28.7	131	47	210	40	3

Notes:

(1)	Resources stated as contained within a pit shell developed using metal prices of US$3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and G&A. The average pit slope is 43 degrees.

(2)	The base case cut-off grade is 0.5% copper equivalent. CuEq = (Cu%x0.92)+(Zn%x0.290)+(Pb%x0.231)+(Augptx0.398)+(Aggptx0.005).

(3)	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.

(4)	Inferred resources have a great amount of uncertainty as to whether they can be mined legally or economically. It is reasonably expected that a majority of Inferred resources will be converted to Indicated resources with additional exploration.

Arctic Project – Current Activities

In early June 2017, we announced the engagement of Ausenco Engineering Canada Inc. to prepare the Arctic Project Pre-feasibility Study technical report (the “Arctic PFS”) which is anticipated to be completed in the first quarter of 2018. The Company has also engaged Amec Foster Wheeler plc to complete mine planning and SRK Consulting (Canada) Inc. to complete tailings and waste design, hydrology and environmental studies.

The summer field program for the Arctic PFS was conducted in July 2017 with the completion of 274 meters of geotechnical drilling and 26 test pits completed to determine site facility locations and mine design. We also completed geophysical ground surveys to evaluate ground conditions. We continued our environmental baseline program through the summer of 2017 which includes baseline data collection on aquatic and avian resources, ongoing water quality, hydrology and meteorology. The water quality program was expanded in 2017 to include additional sample locations and increased sample frequency.

We also completed 785 meters of infill drilling at the Arctic Project in early September 2017 collecting core to provide two tonnes of material for an ore-sorting study.

Bornite Project, Ambler District, Alaska

Bornite Project

Except for the information under the heading “Bornite Project – Current Activities” and except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from, the technical report titled “Amended NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” dated October 12, 2017 with an effective date of April 19, 2016 (the “Bornite Report”) prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc. Andrew West, Certified Professional Geologist, an employee and Exploration Manager, is a Qualified Person as defined in NI 43-101, and has approved the scientific and technical information contained herein. The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the 2017 Bornite Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

We have little information or documentation associated with these geophysical surveys conducted prior to the 1990s. Where data are available in these earlier surveys, the lack of details in data acquisition, coordinate systems, and data reduction procedures limit their usefulness. The only complete geophysical report available concerns down-hole IP/resistivity results. Most notable is the 1996 gravity survey from the Bornite deposit into the Ambler lowlands. The Bornite deposit itself is seen as a significant 3 milligal anomaly. Numerous 2 milligal to > 6 milligal anomalies occur under cover in the Ambler lowlands and near the Aurora Mountain and Pardner Hill occurrences. In addition to the geophysical surveys conducted by Kennecott, the ADNR completed an aeromagnetic survey of portions of the Ambler mining district in 1974-1975.

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

Work by Trilogy in 2015 focused on furthering the understanding of the distribution and nature of the various lithologic units and their context in a sedimentary depositional model. The updated model, based on lithogeochemical signatures of the various units along with their historical visual logging, shows stacked debris flows composed of basal non-argillaceous channelized debris flows breccias with a fining upward sequence of increasingly argillaceous-rich breccias capped by high calcium (Ca) phyllites, confined laterally in channels between either massive or thin-bedded platform carbonates. Two stacked debris flow sequences are apparent, the Lower and Upper reefs. The Upper Reef grades vertically into capping argillaceous limestones instead of discrete high Ca phyllites indicating a shallowing upward or filling of the debris flow channels. Based on this updated interpretation, a series individual debris flow cycles have been modeled. Low calcium (Ca) phyllites, such as the Anirak Schist (QP) and the Beaver Creek Phyllite respectively underlie and cap the local stratigraphy suggesting different sourcing than the locally derived high Ca phyllites of the debris flow dominated Bornite Carbonate sequence stratigraphy. The Beaver Creek Phylite is in structural contact with the Bornite Carbonate Sequence while the contact with the underlying Anirak Schist is an unconformity. In addition to the stacked sedimentary stratigraphy, a crosscutting breccia dubbed the P-Breccia has been identified in and around the recently discovered South Reef mineralization. Though poorly defined by the overall lack of drilling in the area, the body which contains excellent copper grade lies at or near the Iron Mountain discontinuity. It remains unclear whether the P Breccia is a post-depositional structural, hydrothermal or solution-collapse induced breccia.

Structural fabrics observed on the property include bedding and two separate foliations. Bedding (S0) can be measured only rarely where phyllite and carbonate are interbedded and it is unclear to what extent it is transposed. The pervasive foliation (S1) is easily measured in phyllites and may be reflected by colour banding and/or stylolamination (flaggy habit in outcrop) of the carbonates. Core logging shows that S1 is folded gently on the 10 m scale and locally tightly folded at the decimetre scale. S22 axial planar cleavage is locally developed in decimetre scale folds of S1. Both S1 and S2 foliations are considered to be Jurassic in age. Owing to their greater strength, bodies of secondary dolostone have resisted strain and foliation development, whereas the surrounding limestone and calc-phyllite appear in places to have been attenuated during deformation. This deformation, presumably Jurassic, complicates sedimentological interpretations. Potentially the earliest and most prominent structural feature in the resource area is the northeast-trending Iron Mountain discontinuity which is still problematic in its interpretation.

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

Bornite Project – Exploration

Exploration in and around the Bornite Project by Kennecott from 1957 to 1998 is summarized above. In addition to the extensive drilling completed during the more than 40-year tenure of Kennecott in the district, Kennecott completed widespread surface geochemical sampling, regional and property scale mapping, and numerous geophysical surveys employing a wide variety of techniques. The majority of this data has been acquired by us and forms the basis for renewed exploration that targets Bornite-style mineralization in the Bornite carbonate sequence.

NovaGold as the precursor company to us began to actively pursue an agreement to explore the Bornite Project with NANA in 2005 resulting in an initial airborne geophysical survey in 2006. Negotiations on the consolidation and exploration of the entire Ambler district continued for the next several years culminating in the NANA Agreement in October 2011.

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

In the initial years of drilling at Bornite, Kennecott relied on AX core (1.1875 in or 30.2 mm diameter), but, as drilling migrated towards deeper targets, a change to BX core (1.625 in or 41.3 mm diameter) was implemented to help limit deviation. From 1966 to 1967, drilling activity at Bornite moved underground and EX diameter core (0.845 in or 21.5 mm diameter) was implemented to define the Ruby Creek Upper Reef zone “No.1 Ore Body”. Drilling activity moved back to the surface in 1968, and, from 1968 to 1972, BX core was most commonly drilled. In later years, core size increased to NX (2.125 in or 54.0 mm diameter) and finally, in 2011, core size increased to NQ (1.874 in or 47.6 mm diameter) and HQ (2.5 in or 63.5 mm diameter). Progressively larger diameter drill rods have been continually used over the years in an attempt to minimize drill hole deviation.

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

Throughout our tenure at Bornite, the following core handling procedures have been implemented. Core is slung by helicopter, or transported by truck or ATV, from the drill rig to the core-logging facility. Upon delivery, geologists and geotechnicians open and inspect the core boxes for any irregularities. They first mark the location of each drilling block on the core box, and then convert footages on the blocks into metric equivalents. Geotechnicians or geologists measure the intervals (or “from/to”) for each box of core and include this information, together with the drill hole ID and box number, on a metal tag stapled to the end of each box. Geotechnicians then measure the core to calculate percent recovery and rock quality designation (“RQD”). RQD is the sum of the total length of all pieces of core over 12 cm in a run. The total length of core in each run is measured and compared to the corresponding run length to determine percent recovery. Core is then logged with lithology and visual alteration features captured on observed interval breaks. Mineralization data, including sulphide specie and abundance (recorded as percent), and gangue and vein mineralogy are collected for each sample interval with an average interval of approximately 2 m. Structural data is collected as point data. Geologists then mark sample intervals to capture each lithology or other geologically appropriate intervals. Sample intervals of core are typically between 1 m and 3 m in length but are not to exceed 3 m in length. Occasionally, if warranted by the need for better resolution of geology or mineralization, smaller sample intervals have been employed. Geologists staple sample tags on the core boxes at the start of each sample interval, and mark the core itself with a wax pencil to designate sample intervals. This sampling approach is considered sound and appropriate for this style of mineralization and alteration. Drill core is digitally photographed prior to sampling. Drill core is cut in half using diamond core saws. Specific attention to core orientation is maintained during core sawing to ensure that representative samples are obtained. One-half of the core is retained in the core box for storage on site, or at our Fairbanks warehouse, and the other half bagged and labeled for analysis. Samples are selected for specific gravity measurements.

In 2013, 33 historic drill holes in the Ruby Creek area, and in 2014, 37 historic drill holes in the Ruby Creek Area were re-logged, re-sampled and re-assayed as these holes had previously only been selectively sampled by Kennecott. Entire holes were re-logged utilizing Trilogy protocols discussed above. Samples were submitted either as half-core, where previously sampled, or whole core where un-sampled (this was done to ensure that a sufficient volume of material was provided for analysis). Sample intervals were matched to historic intervals whenever possible, or selected to reflect Trilogy sampling procedures described above. The objectives of the re-assay/re-logging program were threefold: 1) to implement a QA/QC program on intervals previously sampled by Kennecott in order to confirm the validity of their results; 2) to identify additional lower grade (0.2-0.5% copper), which was not previously sampled; and 3) to provide additional multi-element ICP data to assist in the geologic interpretation of the deposit.

Bornite Project - Sample Preparation, Analyses and Security

Sample preparation, analytical lab accreditation and security measures taken during historical Kennecott and BCMC programs are unknown to us; however, we are not aware of any reason to suspect that any of these samples have been tampered with. The 2011 to 2013 and 2017 samples were either in the custody of NovaGold or Trilogy personnel or the assay laboratories at all times, and the chain of custody of the samples is well documented.

Once drill core was sawed, one half was retained for future reference and the other half was sent to ALS Minerals (formerly ALS Chemex) in Vancouver for analyses. Shipment of core samples from the Bornite camp occurred whenever backhaul capacity was available on the chartered aircraft, which was generally 5 to 6 days a week. Rice bags, containing two to four individual poly-bagged core samples, were marked and labeled with the ALS Minerals address, project name (Bornite), drill hole number, bag number, and sample numbers enclosed. Rice bags were secured with a pre-numbered plastic security tie, assembled into loads for transport by chartered flights on a commercial airline to Fairbanks, and directly delivered by a contracted expeditor to the ALS Minerals preparation facility in Fairbanks. In addition to the core samples, control samples were inserted into the shipments at the rate of one standard, one blank and one duplicate per 17 core samples. Samples were logged into a tracking system on arrival at ALS Minerals, and weighed. Samples were then crushed, dried, and a 250 g split was pulverized to greater than 85% passing 75 μm.

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

During 2012, 2013, and 2014, Trilogy staff performed continuous validation of the drill data; both while logging was in progress and after the field program was complete. Trilogy also retained independent consultant Caroline Vallat, P.Geo. of GeoSpark Consulting Inc. to: 1) import digital drill data to the master database and conduct QA/QC checks upon import, 2) conduct a QA/QC review of paired historical assays and Trilogy 2012, 2013 and 2014 re-assays; 3) monitor an independent check assay program for the 2012, 2013, and 2014 campaigns; and 4) generate a QA/QC report for the 2012, 2013, and 2014 campaigns.

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

Table 7: Indicated Resource Estimate for the Bornite Project

See “Cautionary Note to United States Investors”. This section uses the term “indicated resources”. We advise United States investors that these terms are not recognized by the SEC. United States investors are cautioned not to assume that estimates of indicated mineral resources are economically minable, or will be upgraded into measured mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors”.

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

Table 8: Inferred Resource Estimate for the Bornite Project

See “Cautionary Note to United States Investors”. This section uses the term “inferred resources”. We advise United States investors that these terms are not recognized by the SEC. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. United States investors are cautioned not to assume that estimates of inferred mineral resources exist, are economically minable, or will be upgraded into measured or indicated mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors”.

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

Bornite Project – Metallurgy

Metallurgical test work to date indicates that the Bornite Project can be treated using standard grinding and flotation methods to produce copper concentrates. Initial testing indicates copper recoveries of approximately 87% resulting in concentrate grades of approximately 28% copper with very low potential penalty elements. Further metallurgical testwork is warranted to test these assumptions.

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

Bornite Project – Current Activities

Following the release in the spring of 2016 of the 2016 Bornite Report, we focused field investigations and drilling activities on advancing our Arctic Project towards pre-feasibility. Field work at the Bornite Project in 2016 consisted of continued environmental baseline data collection and the completion of the LiDAR survey over the greater project area initiated in 2015.

The 2017 exploration program at the Bornite Project was one of the larger programs in the history of drilling at the Bornite Project. Nine diamond drill holes comprising 8,437 meters were drilled at the Bornite Project this field season to test the extension of the mineralization from the drill holes from our 2013 drill campaign. Drilling at the Bornite Project began in early June 2017 and wrapped up in mid-October 2017 with the results announced by press release on September 18, 2017 and December 4, 2017. Due to inclement weather, two holes (RC17-241 and 242) were stopped before reaching target depth and cemented in preparation for re-entry during the 2018 drill program. The 2017 drilling program doubled the size of the known mineralized footprint and continues to demonstrate that the high-grade Bornite copper resource system is open to further expansion.

The 2017 exploration program also included completing a ground gravity survey, continuation of hydrology and baseline environmental data collection and the initiation of metallurgy and acid based accounting for the Bornite Project.

Metallurgical lock cycle test work completed in 2017 and reported in our January 10, 2018 press release indicates copper recoveries of 87% to 92% resulting in concentrate grades of 24 to 33% copper with no deleterious elements. Further metallurgical test work will focus on determining if cobalt can be concentrated into a saleable product.

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

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank. We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2017.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The Trilogy Shares are listed on the TSX and the NYSE AMERICAN under the symbol “TMQ”. On February 1, 2018, there were 1,493 holders of record of our shares, which does not include shareholders for which shares are held in nominee or street name. The following tables set out the market price range of the Common Shares on the TSX and NYSE AMERICAN for the two fiscal years prior to the date hereof.

	NYSE AMERICAN		TSX (C$)
Fiscal Quarter	High	Low	High	Low
Q1 2016	0.39	0.15	0.55	0.20
Q2 2016	0.86	0.32	1.08	0.43
Q3 2016	0.68	0.44	0.86	0.57
Q4 2016	0.85	0.41	1.00	0.59
Q1 2017	0.59	0.44	0.80	0.58
Q2 2017	0.80	0.45	1.02	0.60
Q3 2017	1.35	0.58	1.60	0.78
Q4 2017	1.18	0.79	1.47	1.00
December 2017 – February 1, 2018	1.64	0.69	1.82	0.90

On February 1, 2018, the closing price of our Common Shares on the TSX was CDN$1.54 per Common Share and on the NYSE AMERICAN was $1.25 per Common Share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of November 30, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,768,734	$0.44	7,083,945
Equity compensation plans not approved by security holders	-	-	-
Total	8,768,734	$0.44	7,083,945

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2017, neither Trilogy nor any affiliate of Trilogy repurchased Trilogy Common Shares.

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

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following is a general summary of the principal Canadian federal income tax considerations generally applicable under Income Tax Act (Canada) (the “Tax Act”) to a holder of Common Shares, each of whom, at all relevant times, for the purposes of the Tax Act, holds such Common Shares as capital property, deals at arm’s length with the Company, is not affiliated with the Company and, for purposes of the Tax Act, is not, is not deemed to be, a resident of Canada and has not and will not use or hold or be deemed to use or hold the Common Shares in the course of carrying on business in Canada (a “Non-Resident Holder”) and is not a “specified shareholder” (as defined in subsection 1815 of the Tax Act. A “specified shareholder” for these purposes generally includes a person who (either alone or together with persons with whom that person is not dealing at arm’s length for purposes of the Tax Act) owns or has the right to acquire or control 25% or more of the common shares determined on a votes or fair market value basis. Special rules, which are not discussed below, may apply to a non-resident of Canada that is an insurer which carries on business in Canada and elsewhere.

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

Currency Conversion

Subject to certain exceptions that are not discussed herein, for purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of Common Shares, including dividends, adjusted cost base and proceeds of dispositions must be determined in Canadian dollars using the daily exchange rate of the Bank of Canada on the particular date the particular amount arose or such other rate of exchange as acceptable to the CRA.

Disposition of Common Shares

A Non-Resident Holder will not be subject to tax under the Tax Act in respect of any capital gain realized by such Non-Resident Holder on a disposition of the Common Shares, nor will capital losses arising from the disposition be recognized under the Tax Act, unless the Common Shares constitute “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention. As long as the shares are then listed on a “designated stock exchange” (as defined in the Tax Act) (which currently includes the TSX and the NYSE AMERICAN) at the time of disposition, the Common Shares generally will not constitute taxable Canadian property of a Non-Resident Holder, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are not met concurrently: (i) the Non-Resident Holder, persons with whom the Non-Resident Holder did not deal at arm’s length, partnerships in which the Non-Resident Holder or persons with whom the Non-Resident Holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, or the Non-Resident Holder together with all such persons, owned or was considered to own 25% or more of the issued shares of any class or series of shares of the capital stock of the Company; and (ii) more than 50% of the fair market value of the Common Shares was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act) or a options in respect of, or interests in, or civil law rights in, such properties, whether or not it exists.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2015, 2016 and 2017, but may be a PFIC in future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election only if the Common Shares are marketable stock. The Common Shares generally will be “marketable stock” if they are regularly traded on (a) a national securities exchange that is registered with the SEC; (b) the national market system established pursuant to section 11A of the Securities and Exchange Act of 1934; or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure and other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced; and (ii) the rules of such foreign exchange ensure active trading of listed stocks. If such stock is traded on such a qualified exchange or other market, such stock generally will be “regularly traded” for any calendar year during which such stock is traded, other than in de minimus quantities, on at least 15 days during each calendar quarter. Each U.S. Holder should consult its own tax advisor regarding whether the Common Shares constitute marketable stock.

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

Payments made within the United States, or by a U.S. payor or U.S. middleman, of dividends on Common Shares, and proceeds arising from certain sales or other taxable dispositions of Common Shares, may be subject to information reporting and backup withholding tax, at the rate of 24%, if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. social security or other taxpayer identification number (generally on Form W-9); (b) furnishes an incorrect U.S. taxpayer identification number; (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax; or (d) fails under certain circumstances to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, U.S. Holders that are corporations generally are excluded from these information reporting and backup withholding tax rules. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder timely furnishes the required information to the IRS. U.S. Holders should consult their own tax advisors regarding the information reporting and backup withholding tax rules.

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

	Year ended November 30
	2017 $	2016 $	2015 $	2014 $	2013 $
Results of operations
Loss and comprehensive loss for the period	21,104	4,862	9,532	9,648	24,394
Basic and diluted loss per share	0.20	0.05	0.12	0.17	0.47

Financial position
Working capital	4,965	15,056	16,134	4,846	5,423
Total assets	40,279	46,747	51,181	36,826	38,899
Total long-term liabilities	10,365	-	-	-	-
Shareholders’ equity	25,665	46,154	50,430	35,847	37,157

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Fourth Quarter and Year Ended November 30, 2017

(expressed in US dollars)

Trilogy Metals Inc. Year End 2017

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “the Company”, “us” or “we”) is dated February 1, 2018 and provides an analysis of our audited financial results for the year ended November 30, 2017 compared to the year ended November 30, 2016.

The following information should be read in conjunction with our November 30, 2017 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Andrew West, Certified Professional Geologist, an employee and Exploration Manager for Trilogy, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE American under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

We are a base metals exploration company focused on exploring and developing our mineral holdings in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”), consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project (the “Bornite Project”).

Property review

Our principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise approximately 355,400 acres (143,825 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized occurrences within a 100 kilometer long volcanogenic massive sulfide (“VMS”) belt, are owned by Trilogy Metals US. The Ambler lands are located in Northwestern Alaska and consist of 114,500 acres (46,337 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

We have recorded the Ambler lands as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies.

Bornite Project

On October 19, 2011, Trilogy Metals US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease (the “NANA Agreement”), we acquired, in exchange for, among other things, a $4.0 million cash payment to NANA, the exclusive right to explore the Bornite property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project. Both projects are included as part of a larger area of interest set forth in the NANA Agreement. The agreement with NANA created a total land package incorporating our Ambler lands with the adjacent Bornite and ANCSA lands with a total area of approximately 355,400 acres (143,825 hectares).

Trilogy Metals Inc. Year End 2017	1

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

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

Corporate developments

Board Appointment

In December 2017, we announced the appointment of Mr. William Iggiagruk Hensley to the Company’s Board of Directors. Mr. Hensley is an Alaska native leader who significantly contributed to the settlement of Alaska’s Native claims with the United States federal government in 1971. He was elected to the Alaskan House of Representatives, served four full terms as an Alaskan Senator and two further terms through an appointment by Governor Steve Cowper. Mr. Hensley was a founder of NANA, served for 20 years as a director, became the head of NANA Development Corporation and finally President of NANA. He was a founder of the Alaska Federation of Natives and served as director, executive director, president and co-chair.

Project activities

South32 Option Agreement

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to form a Joint Venture with South32 Group Operations Pty Ltd., a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (together with South32 Operations, “South32”) on the UKMP (“Option Agreement”). Under the terms of the Option Agreement, Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. Upon exercise of the option, Trilogy Metals US will transfer its Alaskan assets, including the UKMP, and South32 will contribute a minimum of $150 million, to a newly formed and jointly held, limited liability company (“LLC”).

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three year period, which funds will be used to execute a mutually agreed upon program at the UKMP. The funds provided by South32 may only be expended in accordance with an approved program by a technical committee with equal representation from Trilogy and South32. South32 may exercise its option at any time over the three year period to enter into the 50/50 joint venture. To subscribe for 50% of the JV, South32 will contribute a minimum of $150 million, plus any amounts Trilogy Metals US spends at the Arctic Project over the three year option period, to a maximum of $5 million per year (the “Subscription Price”), less an amount of the initial funding contributed by South32.

Option Funding Phase

Provided that all the exploration data and information has been made available to South32 by no later than December 31 of each year, South32 must decide by the end of January of the following year whether; (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. If the election to fund a further tranche is not made in January, South32 has until the end of March to exercise the option to form the LLC and make the subscription payment. If South32 elects to exercise the option, the Subscription Price less certain deductions for initial funding shall be paid in one tranche within 45 business days. Should South32 not make its annual minimum payment or elect to withdraw, the option will lapse and South32 will have no claim to ownership or the funds it had already spent. The option payment for the first year was paid by South32 in April 2017 and expended on the Year 1 exploration program at the Bornite Project. Early in December 2017, South32 committed to fund the $10 million 2018 program for the Bornite Project. The funds, which represent the second tranche, maintain the Option Agreement in good standing, and were fully received on January 24, 2018.

Trilogy Metals Inc. Year End 2017	2

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

Subscription Funding Phase

At any time during the option funding phase of the agreement, South32 may elect to subscribe for a 50% interest in a newly formed LLC which will take transfer of, and hold, Trilogy Metals US’ Alaskan Assets. As part of the Subscription Price, South32 will match any spending expended by us at the Arctic Project over the next 3 years, to a cumulative maximum of $15 million. Depending on when the option is exercised, certain amounts of the Initial Funding will be deducted from the Subscription Price.

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

Bornite Project

In partnership with South32 we were able to complete a $10 million exploration program directed by the joint Trilogy-South32 technical committee at the Bornite Project. The focus of this year’s program was to target high-grade copper mineralization north and east of the previously identified resources last drilled by us in 2013 and to define the edges of the mineralized system.

This year’s exploration program at Bornite was one of the larger programs in the history of drilling at the Bornite Project. Spending a total of $10.0 million, we drilled nine diamond drill holes comprising 8,437 meters at Bornite this field season to test the extension of the mineralization from the drill holes from our 2013 drill campaign. Drilling at the Bornite Project began in early June and wrapped up in mid-October with the results released throughout the fall. Due to inclement weather, two holes (RC17-241 and 242) were stopped before reaching target depth and cemented in preparation for re-entry during the 2018 drill program. The 2017 drilling program doubled the size of the known mineralized footprint and continues to demonstrate that the high-grade Bornite copper resource system is open to further expansion.

The exploration program also included completing a ground gravity survey, continuation of hydrology and baseline environmental data collection, and the initiation of metallurgy and acid based accounting for Bornite.

In fiscal 2017, we expended $10.0 million on the Bornite Project, consisting of $4.8 million in drilling and geochemistry, $2.9 million in project support expenses, $1.8 million in wages and benefits, $0.2 million in engineering studies, $0.1 million in geophysical programs, and $0.1 million in environmental studies.

Early in December 2017, South32 committed to fund the 2018 program and budget of $10.0 million focused at the Bornite Project. The funds, which represent the second tranche of $10 million under the Option Agreement, maintain the agreement in good standing, were fully received in January 2018. Planning for the 2018 program is underway and will include in-fill and off-set drilling to better define and expand the high grade copper resources at Bornite.

Arctic Project

2017 continued to be a busy year at the Arctic Project. In the spring of 2017, we announced several milestones including the release of an updated mineral resource estimate, metallurgical, geotechnical and hydrogeological results in preparation for a pre-feasibility study (“PFS”). In early June 2017, we announced the engagement of Ausenco Engineering Canada Inc. to prepare the Arctic Project PFS technical report. The Company also engaged Amec Foster Wheeler to complete mine planning and SRK Consulting (Canada) Inc. to complete tailings and waste design, hydrology and environmental studies. The PFS study is on track to be completed in Q1 2018.

Trilogy Metals Inc. Year End 2017	3

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

The summer field program for the Arctic Project PFS was conducted in July with the completion of 274 meters of geotechnical drilling and 26 test pits completed to determine site facility locations and mine design. We also completed geophysical ground surveys to evaluate ground conditions. We continued our environmental baseline program through the summer of 2017 which includes baseline data collection on aquatic and avian resources, ongoing water quality, hydrology and meteorology. The water quality program was expanded in 2017 to include additional sample locations and increased sample frequency. The field program information is currently being incorporated into the engineering design for the PFS which will be released in the first quarter of 2018.

We also completed 785 meters of infill drilling at Arctic in early September collecting core to provide two tonnes of material for an ore-sorting study. The core collected during the program has been crushed and is currently being transported to begin the next phase of the ore sorting study. Results are expected in the spring of 2018.

In fiscal 2017, we expended $5.2 million on the Arctic Project, consisting of $1.8 million in engineering expenses, $0.4 million in drilling, geochemistry and geophysical programs, $1.0 million in project support expenses, $0.7 million in wages and benefits, $0.8 million in land maintenance and permit expenses, $0.3 million in community engagement and $0.2 million in environmental studies.

Ambler Mining District Industrial Access Project

Significant milestones were also achieved in 2017 in the permitting process for the Ambler Mining District Industrial Access Project (“AMDIAP”). The AMDIAP, being built by the Alaska Industrial Development Export Authority ("AIDEA”), is anticipated to provide surface access to the Ambler Mining District and our UKMP Projects. The Notice of Intent (“NOI”) initiating the permitting process under the National Environmental Policy Act (“NEPA”) for the preparation of an Environmental Impact Statement (“EIS”) on the AMDIAP was published on February 28, 2017 by the Bureau of Land Management (“BLM”) in the U.S. Federal Register. The BLM is the lead Federal agency for the EIS. This notice initiates the public scoping process for the EIS and comments were due by January 31, 2018.

The Notice of Intent states that the various federal and state agencies intend to prepare an EIS for Federal authorization to construct and operate an approximately 211-mile long industrial access road in the southern Brooks Range foothills of Alaska, originating at the Dalton Highway ending at the Ambler River and providing access to the Ambler Mining District. The BLM has announced the beginning of the EIS scoping process to solicit public comments and identify issues. The BLM intends to coordinate the development of the EIS with the National Park Service (“NPS”), which is in accordance with the Alaska National Interest Lands Conservation Act (“ANILCA”). The NPS is developing a separate environmental and economic analysis (“EEA”) solely for the purpose of determining the most desirable route for that portion of the proposed road right-of-way that would cross the Gates of the Arctic National Preserve. The BLM held a series of public meetings in November and December 2017 to solicit input and provide more information about the project. Scoping comments received from the public will be used to revise the purpose and need statement, identify issues, inform the analysis and alternatives, and determine the extent of the information to be included in the EIS.

Through a Memorandum of Understanding (“MOU”) with AIDEA, we have been working with them over the past several years to identify and select a preferred access route into the Ambler Mining District and support engineering and environmental studies as well as community outreach for the AMDIAP.

The AMDIAP is modeled on AIDEA’s successful DeLong Mountain Transportation System (“DMTS”), which includes an industrial access road from the Red Dog Mine to the DMTS port. AIDEA worked with private investors to finance construction of the DMTS industrial access road, and the costs of road construction were paid back through tolls paid by the mine for use of the road. No State of Alaska general funds were used to construct the DMTS and that is exactly what is anticipated for the AMDIAP. More information on the AMDIAP and the ANILCA permitting process is available on AIDEA’s website at www.ambleraccess.org, which website is not incorporated by reference.

Trilogy Metals Inc. Year End 2017	4

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

Outlook

We are currently planning a $10 million program at the Bornite Project, funded by South32, for 2018. One component of the program will include a seismic program to be completed in the spring time when the ground is still frozen and the daylight has returned. The balance of the program will be directed at further in-fill and expansion drilling. The remaining program at the Bornite Project is focused on continuing the mineralization trend from 2017 and 2013’s drill programs, completing infill drilling, and finishing the two holes from 2017 that were stopped due to inclement weather.

As we look forward to 2018 at the Arctic Project, we plan to release the PFS in the first quarter of 2018. This will be a significant milestone for the Arctic Project and will determine the field season program.

We will be continuing to work closely with AIDEA, as the proponent for the AMDIAP, to advance the permitting process on the AMDIAP throughout 2018. BLM, as the lead federal agency for the EIS, will be moving the process through the environmental impact process. BLM has reached the end of the scoping process and according to the notice of intent, will be delivering a draft EIS by March 29, 2019 with the final EIS due December 30, 2019. A record of decision is due within one month of the final EIS. BLM will be developing preliminary alternatives based on the project purpose and need over the next few months, taking into account the input received from the public and agency comments during the scoping phase that was recently completed on January 31, 2018.

Summary of results

in thousands of dollars,

except for per share amounts

Selected expenses	Year ended November 30, 2017 $	Year ended November 30, 2016 $	Year ended November 30, 2015 $
General and administrative	1,385	1,337	1,346
Mineral properties expense	15,100	5,037	4,167
Professional fees	708	442	1,346
Salaries	975	1,003	1,085
Salaries – stock-based compensation	705	615	831
Unrealized loss (gain) on held for trading investments	1,645	(88)	-
Loss (gain) on sale of investments	580	(57)	-
Loss from continuing operations for the year	21,104	8,712	9,134
(Income)/loss from discontinued operations for the year	-	(3,850)	398
Loss and comprehensive loss for the year	21,104	4,862	9,532
Basic and diluted loss per common share	$0.20	$0.05	$0.12

For the year ended November 30, 2017, we reported a net loss of $21.1 million (or $0.20 basic and diluted loss per common share) compared to a net loss for the corresponding period in 2016 of $4.9 million (or $0.05 basic and diluted loss per common share) and a net loss of $9.5 million for the corresponding period in 2015 (or $0.12 basic and diluted loss per common share). This variance was primarily due to the significantly increased size and magnitude of the field programs undertaken at our mineral properties in 2017 as well as a one-time gain on the sale of Sunward Investments Ltd. (“Sunward Investments”), which through a subsidiary, owned 100% of the Titiribi gold-copper exploration project in Colombia, in 2016. Additionally, there were losses recognized on both the sale of investments as well as investments designated as held for trading in 2017 that did not exist in the two prior fiscal years. The investments consist of shares and warrants to purchase shares in Gold Mining Inc. (“GMI”) (formerly, Brazil Resources Inc.) that were acquired through the sale of Sunward Investments in 2016.

For the year ended November 30, 2017, we reported a net loss from continuing operations of $21.1 million (or $0.20 basic and diluted loss from continuing operations per common share) compared to a net loss for the corresponding period in 2016 of $8.7 million (or $0.08 basic and diluted loss from continuing operations per common share) and a net loss of $9.1 million for the corresponding period in 2015 (or $0.11 basic and diluted loss from continuing operations per common share).

Trilogy Metals Inc. Year End 2017	5

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

The significant increase in the loss pertaining to 2017 relates to the size of the program undertaken at the UKMP in 2017. We executed a $15.1 million program at the UKMP in 2017, with $10.0 million on the Bornite Project funded by South32 under the Option Agreement. The 2017 field program consisted of 8,437 meters of exploration drilling at the Bornite Project, 274 meters of geotechnical drilling and 26 test pits completed to determine site facility locations and mine design at the Arctic Project, and 785 meters of infill drilling to collect material for an ore-sorting study at the Arctic Project. Additionally, significant engineering work was completed on the PFS study at the Arctic Project to be completed in Q1 2018. Comparably, in 2016, we executed a $5.0 million program on the Arctic Project and in 2015, a $4.2 million program on the Arctic Project. The programs in 2015 and 2016 were focused on moving the Arctic Project towards pre-feasibility compared to the significant programs undertaken at the Bornite and Arctic Projects in 2017. In 2016, we completed a drill program consisting of 3,058 meters at the Arctic Project and increased the environmental baseline data collection and engineering site investigations compared to the 2015 program. In 2015, we completed fourteen diamond drill holes amounting to 3,056 meters at the Arctic Project, as well as engineering and environmental site investigations. Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs.

Additionally, the significant variance in 2016, compared to 2017 and 2015, relates to the gain recognized on the sale of Sunward Investments and the Titiribi Project of $4.4 million, pre-tax. This was a one-time event for which there is no comparable gain in prior years. As a result of the sale, the operations of Sunward Investments were reclassified as a discontinued operation, retrospectively. Expenses of $0.6 million for the year ended November 30, 2016 and $0.4 million for the year ended November 30, 2015 related to the Sunward Investments operations were reclassified to discontinued operations. As Sunward Resources Ltd. was purchased by the Company in June 2015, there are no amounts prior to June 2015 included in the consolidated results.

During the year ended November 30, 2017, the Company sold 2,525,000 common shares of GMI for proceeds of $3.5 million and realized a loss on sale of $0.6 million. For the year ended November 30, 2017, we recognized an unrealized loss on held for trading investments of $1.6 million on 2,365,000 common shares of GMI and 1,000,000 warrants to purchase a common share of GMI. During the year ended November 30, 2016, the Company sold 110,000 common shares of GMI for net proceeds of $0.2 million and realized a gain on sale of $0.06 million. For the year ended November 30, 2016, we recognized an unrealized gain on held for trading investments of $0.1 million.

Professional fees for the year ended November 30, 2017 were $0.7 million, an increase of $0.3 million from the $0.4 million incurred for the year November 30, 2016, and a reduction of $0.6 million from the $1.3 million incurred for the year ended November 30, 2015. Expenses in 2017 increased from 2016 due to the arrangement with South32 and preparatory costs incurred associated with the filing of a base shelf prospectus in Canada and the US. Costs in 2016 were down significantly from other years due to less corporate transaction activity as well as $0.2 million in costs related to the sale of Sunward recorded to discontinued operations. In 2015, expenses were incurred for legal and technical due diligence and regulatory approvals associated with the acquisition of Sunward.

Other variances for the year ended November 30, 2017 compared to 2016 and 2015 are as follows: (a) $1.4 million in general and administrative expenses in 2017 compared to $1.3 million in 2016 and 2015 due to a less favorable foreign exchange movement; (b) $1.0 million in salaries in 2017 and 2016 compared to $1.1 million in 2015 due to minor changes in staffing levels at the corporate office; and (c) $0.7 million in stock based compensation in 2017 compared to $0.6 million in 2016 and $0.8 million in 2015 due to minor changes in the number of eligible employees for annual stock option grants and the fair value of grants valued using the Black-Scholes model which is most sensitive to the Company’s share price and future expected volatility.

The comparable basic and diluted loss per common share for 2017 of $0.20 is significantly higher than 2016 and 2015 due to the higher loss for the year. The basic and diluted loss per common share for 2016 of $0.05 is lower than 2017 and 2015 due to the gain on the sale of Sunward Investments recognized in the year. The 2015 basic and diluted loss per common share of $0.12 is also affected by the additional shares issued during 2015 as a result of the Sunward acquisition completed in June 2015 as well as a lower loss figure compared to 2017.

Fourth quarter results

During the fourth quarter of 2017, we had a loss of $6.7 million compared to income earned of $2.7 million in the fourth quarter of 2016. The earnings in the fourth quarter of 2016 were due to the gain on sale of Sunward Investments of $4.4 million offsetting net expenses of $2.0 million. There is no comparable gain on the sale of Sunward Investments in the fourth quarter of 2017 as it was a non-recurring item. We incurred $4.7 million of mineral property expenses in the fourth quarter of 2017 compared to $1.0 million of mineral property expenses in the fourth quarter of 2016. The increase in mineral property expenses is due to the length and size of the field program in 2017 compared to 2016. Our 2017 field program was a significantly larger program and longer program resulting in a significant portion of mineral property expenses incurred in the fourth quarter as we were operating through September and October of 2017. In 2016, the field program wrapped up during the third quarter. The difference in timing and size of the programs accounts for the significant movement between the periods.

Trilogy Metals Inc. Year End 2017	6

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

in thousands of dollars

	Year ended November 30, 2017 $	Year ended November 30, 2016 $	Year ended November 30, 2015 $
Interest income	59	61	24
Expenses	18,930	8,918	9,158
Loss from continuing operations for the year	21,104	8,712	9,134
(Income)/Loss from discontinued operations for the year	-	(3,850)	398
Loss and comprehensive loss for the year	21,104	4,862	9,532
Total assets	40,279	46,747	51,181
Total liabilities	14,614	593	751

Quarterly information

in thousands of dollars,

except per share amounts

	Q4 2017	Q3 2017	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016
	11/30/17 $	08/31/17 $	05/31/17 $	02/28/17 $	11/30/16 $	08/31/16 $	05/31/16 $	02/29/16 $
Interest and other income	13	23	12	11	10	16	18	18
Mineral property expenses	4,693	8,471	1,297	639	970	3,077	458	532
Income (loss) from discontinued operations for the period	-	-	-	-	4,561	(352)	(187)	(172)
Earnings (loss) for the period	(6,726)	(8,992)	(2,390)	(2,996)	2,736	(4,255)	(1,648)	(1,695)
Earnings (loss) per common share – basic and diluted	(0.06)	(0.09)	(0.02)	(0.03)	0.03	(0.04)	(0.02)	(0.02)

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

Our loss for the first quarter ended February 28, 2017 of $3.0 million is significantly increased compared to prior quarterly periods due to an unrealized loss on held for trading investments of $1.2 million. The investments are classified as held for trading and changes in the fair value of the investments are recorded through the statement of loss. Our loss for the second quarter ended May 31, 2017 of $2.4 million is significantly increased from the comparable period due to a significant increase is the size of our field program resulting in increased mineral property expenses of $1.3 million. Similarly, our loss for the third quarter ended August 31, 2017 of $9.0 million is significantly increased from the comparable loss of $4.3 million in the third quarter ended August 31, 2016 due to the size of the 2017 field program which is more than double the 2016 field program. The loss of $6.7 million for the fourth quarter ended November 30, 2017 is significantly increased compared to the earnings of $2.7 million recognized for the fourth quarter ended November 30, 2016. As discussed above under fourth quarter results, in 2016, a gain of $4.4 million was recognized on the sale of Sunward Investments, a non-recurring disposal of assets. The loss for the fourth quarter ended November 30, 2017 of $6.7 is significantly increased due to the length of the field program undertaken in 2017 which operated during the majority of the fourth quarter. In 2016, the field program did not extend into the fourth quarter and as such, mineral property expenses of $1.0 million incurred were related to engineering and other desktop studies undertaken during the comparable period.

Trilogy Metals Inc. Year End 2017	7

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

Liquidity and capital resources

At November 30, 2017, we had $5.4 million in cash and cash equivalents. We expended $15.4 million on operating activities during the 2017 fiscal year compared with $8.9 million for operating activities for the same period in 2016, and expenditures of $8.4 million for operating activities for the same period in 2015. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative expenses, salaries and professional fees. The increase in cash spent in the year ended November 30, 2017 is mainly due to increased mineral property expenses of $10.1 million offset by an increase in accounts payable and accrued liabilities of $3.5 million. As at November 30, 2017, the Company had consolidated cash of $5.4 million and working capital of $5.0 million. The Company continues to manage its cash expenditures through the sale of investments, funding from South32, and its working capital. The Company will need to raise additional funds to support its operations and administration expenses. Future sources of liquidity may include debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

During the years ended November 30, 2017, 2016 and 2015, we have not undertaken significant financing activities.

During the year ended November 30, 2017, we raised $13.5 million from investing activities. $10.4 million was raised through mineral property funding from South32, $3.5 million from proceeds from the sale of investments in GMI, net of $0.3 million expended on capital purchases. During the year ended November 30, 2106, we raised $0.2 million in sales from investments acquired through the sale of Sunward Investments. During the year ended November 30, 2015, we generated $19.4 million from investing activities through the acquisition of Sunward.

Through December 2017 and January 2018, the Company has received proceeds of C$1.4 million from the sale of investments in GMI. In total, we have sold to the end of January 3,675,500 GMI shares for gross proceeds of C$6.1 million and have a further 1,325,000 GMI shares which we will continue to sell.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at November 30, 2017 are as follows.

in thousands of dollars,

unless otherwise specified

	Total $	< 1 Year $	1–3 Years $	3–5 Years $	> 5 Years $
Accounts payable and accrued liabilities	4,249	4,249	-	-	-
Office lease	1,272	173	179	587	333
Total	5,521	4,422	179	587	333

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

Trilogy Metals Inc. Year End 2017	8

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office space with a remaining total commitment of $1.3 million.

Outstanding share data

At February 1, 2018, we had 106,536,276 common shares issued and outstanding. At February 1, 2018, we had outstanding 6,521,740 warrants with an exercise price of $1.60 each, 9,130,738 stock options with a weighted-average exercise price of $0.61, 1,140,030 DSUs, 400,002 RSUs, and 20,685 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold Arrangement Options and NovaGold DSUs, please refer to note 9 in our November 30, 2017 audited consolidated financial statements. Upon exercising all of the forgoing convertible securities, the Company would be required to issue an aggregate of 17,195,957 common shares.

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, investments, accounts payable and accrued liabilities, and embedded derivatives. The fair value of the financial instruments approximates their carrying value due to the short-term nature of their maturity. Our financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. Our investments are held for trading and are marked-to-market at each period end with changes in fair value recorded to the statement of loss. The South32 purchase option is a derivative financial liability measured at fair value with changes in value recorded to the statement of loss.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada. Our exposure to currency risk at November 30, 2017 is limited the Canadian dollar balances consisting of cash of CDN$2,454,000, accounts receivable of CDN$513,000, deposit amounts of CDN$116,000, investments of CDN$3,242,000 and accounts payable of CDN$1,275,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss would change by approximately $356,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. We holds cash and cash equivalents with Canadian Chartered financial institutions. Our accounts receivable consist of GST receivable from the Federal Government of Canada, receivable for tenant improvements and other receivables for recoverable expenses. Our exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that we will encounter difficulties raising funds to meet its financial obligations as they fall due. We are in the exploration stage and does not have cash inflows from operations; therefore, we manage liquidity risk through the management of its capital structure and financial leverage. Management does expect to monetize its investments held over the next year to assist in meeting its operational requirements. Future sources of liquidity may the sale of investments, equity financing, the exercise of mineral properties option, debt financing, convertible debt, or other means. Our contractually obligated cash flow is disclosed under the section titled “Contractual Obligations.”

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2017, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

Trilogy Metals Inc. Year End 2017	9

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our November 30, 2017 audited consolidated financial statements

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

Income taxes

We must make estimates and judgments in determining the provision for income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits including interest and penalties. We are subject to income tax law in the United States and Canada. The evaluation of tax liabilities involving uncertainties in the application of complex tax regulation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. The evaluation of an uncertain tax position requires significant judgment, and a change in such recognition would result in an additional charge to the income tax expense and liability.

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

Trilogy Metals Inc. Year End 2017	10

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

South32 Option Agreement

The option to form the JV LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period.

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the US Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2017. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2017.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2017, the Company’s internal control over financial reporting was effective.

Risk factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 1 2018 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Additional information

Additional information regarding the Company, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, anticipated timing of the Arctic PFS, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating to anticipated activity with respect to the Ambler Mining District Industrial Access Project, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

Trilogy Metals Inc. Year End 2017	11

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	none of the Company’s mineral properties are in production or are under development;
•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether AIDEA will build the AMDIAP;
•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
•	uncertainty as to estimates of capital costs, operating costs, production and economic returns;
•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
•	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
•	risks related to market events and general economic conditions;
•	uncertainty related to inferred mineral resources;
•	uncertainty related to the economic projections contained herein derived from the Preliminary Economic Assessment titled “Preliminary Economic Assessment Report on the Arctic Project, Ambler Mining District, Northwest Alaska” dated effective September 12, 2013;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

Trilogy Metals Inc. Year End 2017	12

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
•	commodity price fluctuations;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of its control;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to our mineral properties;
•	our history of losses and expectation of future losses;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	our need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of our directors and officers;
•	risks related to potential future litigation;
•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	uncertainty as to the volatility in the price of the Company’s shares;
•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC”), Canadian Securities Administrators, the NYSE American, the TSX, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 1, 2018, filed with the Canadian securities regulatory authorities and the SEC, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

Trilogy Metals Inc. Year End 2017	13

Trilogy Metals Inc. Management’s Discussion & Analysis (expressed in US dollars)

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

Trilogy Metals Inc. Year End 2017	14

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

79

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Trilogy Metals Inc.

Consolidated Financial Statements

November 30, 2017, 2016 and 2015

(expressed in US dollars)

80

Trilogy Metals Inc.	2
For the Year Ended November 30, 2017

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting is effective as of November 30, 2017.

/s/ Rick Van Nieuwenhuyse	/s/ Elaine Sanders

Rick Van Nieuwenhuyse	Elaine Sanders
President & Chief Executive Officer	Vice President & Chief Financial Officer

February 1, 2018

Trilogy Metals Inc.	3
For the Year Ended November 30, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders of Trilogy Metals Inc.

We have audited the accompanying consolidated balance sheets of Trilogy Metals Inc. as of November 30, 2017 and 2016 and the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended November 30, 2017. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trilogy Metals Inc. as of November 30, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

signed “PricewaterhouseCoopers LLP”

Chartered Professional Accountants

Vancouver, British Columbia

February 1, 2018

Trilogy Metals Inc.	4
For the Year Ended November 30, 2017

Trilogy Metals Inc.

Consolidated Balance Sheets

As at November 30, 2017 and 2016

in thousands of US dollars

	November 30, 2017 $	November 30, 2016 $
Assets
Current assets
Cash and cash equivalents	5,391	7,340
Accounts receivable	470	47
Deposits and prepaid amounts	837	724
Current investments (note 3)	2,516	7,538
	9,214	15,649

Investments (note 3)	-	297
Plant and equipment (note 4)	478	215
Mineral properties and development costs (note 5)	30,587	30,586
	40,279	46,747
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	4,249	593
	4,249	593

Mineral properties purchase option (note 5c)	10,365	-
	14,614	593
Shareholders’ equity
Share capital (note 9) – unlimited common shares authorized, no par value Issued –105,684,523 (2016 – 105,286,469)	136,525	136,357
Warrants (note 9(e))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 9(a, b))	18,402	18,134
Contributed surplus – units (note 9(d))	1,319	1,140
Deficit	(132,868)	(111,764)
	25,665	46,154
	40,279	46,747

Commitments and contingencies (notes 5, 9, 12, 13,14)

Subsequent events (note 14)

(See accompanying notes to the consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.	5
For the Year Ended November 30, 2017

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

For the Years Ended November 30

in thousands of US dollars, except share and per share amounts

	2017 $	2016 $	2015 $
Expenses
Amortization	107	79	292
Foreign exchange (gain) loss	(395)	204	3
General and administrative	1,385	1,337	1,346
Investor relations	345	201	88
Mineral properties expense (note 5(d))	15,100	5,037	4,167
Professional fees	708	442	1,346
Salaries	975	1,003	1,085
Salaries – stock-based compensation	705	615	831
Total expenses	18,930	8,918	9,158
Other items
Unrealized loss (gain) on held for trading investments	1,645	(88)	-
Loss (gain) on sale of investments	580	(57)	-
Loss on disposal of equipment	8	-	-
Interest and other income	(59)	(61)	(24)
Loss from continuing operations for the year	21,104	8,712	9,134

Loss from discontinued operations	-	598	398
Gain on sale of Sunward Investments Ltd.	-	(4,448)	-
(Income)/loss from discontinued operations for the year (note 7)	-	(3,850)	398
Loss and comprehensive loss for the year	21,104	4,862	9,532

Basic and diluted loss from continuing operations per common share	$0.20	$0.08	$0.11
Basic and diluted (earnings)/loss from discontinued operations per common share	-	$(0.04)	$0.01
Basic and diluted loss per common share	$0.20	$0.05	$0.12
Weighted average number of common shares outstanding	105,562,769	105,103,952	80,312,913

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.	6
For the Year Ended November 30, 2017

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended November 30

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – 2014	60,296,365	111,833	2,163	124	17,089	2,008	(97,370)	35,847
Issuance pursuant to Sunward Arrangement	43,116,312	22,851	-	-	108	-	-	22,959
Restricted Share Units to settle liability	-	-	-	-	-	183	-	183
Exercise of options	7,499	7	-	-	(7)	-	-	-
Exercise of Sunward Arrangement Options	347,999	177	-	-	(35)	-	-	142
Restricted Share Units	795,368	819	-	-	-	(819)	-	-
Deferred Share Units	232,878	353	-	-	-	(353)	-	-
Stock-based compensation	-	-	-	-	686	145	-	831
Loss for the year	-	-	-	-	-	-	(9,532)	(9,532)
Balance – 2015	104,796,421	136,040	2,163	124	17,841	1,164	(106,902)	50,430
Exercise of options	162,854	65	-	-	(65)	-	-	-
Restricted Share Units	108,399	34	-	-	-	(63)	-	(29)
Deferred Share Units	218,795	218	-	-	-	(218)	-	-
Stock-based compensation	-	-	-	-	358	257	-	615
Loss for the year	-	-	-	-	-	-	(4,862)	(4,862)
Balance – 2016	105,286,469	136,357	2,163	124	18,134	1,140	(111,764)	46,154
Exercise of options	188,856	85	-	-	(85)	-	-	-
Restricted Share Units	209,198	83	-	-	-	(173)	-	(90)
Stock-based compensation	-	-	-	-	353	352	-	705
Loss for the year	-	-	-	-	-	-	(21,104)	(21,104)
Balance – 2017	105,684,523	136,525	2,163	124	18,402	1,319	(132,868)	25,665

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.	7
For the Year Ended November 30, 2017

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

For the Years Ended November 30

in thousands of US dollars

	2017 $	2016 $	2015 $
Cash flows used in operating activities
Loss for the year	(21,104)	(4,862)	(9,532)
Items not affecting cash
Amortization	107	174	355
Gain on sale of Sunward Investments Ltd.	-	(4,448)	-
Loss (gain) on sale of investments, net of foreign exchange	452	(57)	-
Loss on disposal of equipment	8	-	-
Unrealized loss (gain) on held for trading investments	1,645	(88)	-
Unrealized foreign exchange (gain) loss	(265)	184	-
Stock-based compensation	705	615	831
Net change in non-cash working capital
Decrease (increase) in accounts receivable	(423)	(8)	156
Decrease (increase) in deposits and prepaid amounts	(113)	(59)	(28)
Increase (decrease) in accounts payable, accrued liabilities and due to related parties	3,577	(143)	(217)
	(15,411)	(8,692)	(8,435)
Cash flows from (used in) financing activities
Proceeds received on exercise of Sunward Arrangement Options	-	-	142
Settlement of Restricted Share Units	(90)	(29)	-
	(90)	(29)	142
Cash flows from (used in) investing activities
Acquisition of plant & equipment	(300)	(122)	(48)
Mineral properties funding (note 5)	10,365	-	-
Proceeds from disposition of equipment	-	-	7
Proceeds from the sale of investments, net of fees	3,479	228	-
Net cash outflow from the disposition of Sunward Investments Ltd.	-	(184)	-
Cash acquired through Sunward Arrangement	-	-	19,399
	13,544	(78)	19,358
(Decrease) increase in cash and cash equivalents	(1,957)	(8,799)	11,065
Effect of exchange rate on cash and cash equivalents	8	-	-
Cash and cash equivalents – beginning of year	7,340	16,139	5,074
Cash and cash equivalents – end of year	5,391	7,340	16,139
Less cash and cash equivalents of discontinued operations – end of year	-	-	(75)
Cash and cash equivalents of continuing operations – end of year	5,391	7,340	16,064

	2017 $	2016 $	2015 $
Non-cash investing and financing activities
Acquisition of investments from the sale of Sunward Investments Ltd.	-	8,102	-
Issuance of common shares and arrangement options on acquisition of Sunward	-	-	22,959

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.	8
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

1	Nature of operations

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

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Trilogy and its wholly-owned subsidiary, NovaCopper US Inc. (“Trilogy Metals US”). All significant intercompany transactions are eliminated on consolidation.

These consolidated financial statements included the accounts of Sunward Resources Ltd. (“Sunward”), Sunward Investments Ltd. (“Sunward Investments”) and Sunward Resources Limited (“Sunward BVI”) for the period June 19, 2015 to September 1, 2016, inclusive. At the time, Sunward BVI had a registered a branch, Sunward Resources Sucursal Colombia, to do business in Colombia.

All figures are in United States dollars unless otherwise noted. References to CDN$ refer to amounts in Canadian dollars.

These financial statements were approved by the Company’s Board of Directors for issue on February 1, 2018.

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

Trilogy Metals Inc.	9
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, proven and probable reserves and other mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange rates, production levels operating, capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect management’s estimates.

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

Trilogy Metals Inc.	10
For the Year Ended November 30, 2017

Trilogy Metals Inc.
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

The functional currency of the Company and its subsidiary and the Company’s reporting currency is the United States dollar.

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

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant estimates include the assessment of impairment of mineral properties, , income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

Accounting standards adopted

Statement of cash flows

In November 2016, the FASB issued guidance regarding the presentation of restricted cash in the statement of cash flows (“ASU 2016-18”). This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company has analyzed the impact of the update and determined that the clarification will not affect the Company’s presentation on its statement of cash flows. The Company early adopted the standard during the year. As there was no impact on the Company’s statement of cash flows, there were no changes as a result of adopting the standard.

Trilogy Metals Inc.	11
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

Recent accounting pronouncements

i.	Leases

In February 2016, the FASB issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”). This will result in most leases being capitalized as a right of use asset with a related liability on the balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal year 2020. We expect the adoption will have an impact as we expect to capitalize leases, specifically our office leases that are not currently recognized on the balance sheets and we are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. The impact of this adoption will increase asset and liability balances as part of recognizing the leases on the balance sheet. It will impact the statement of loss and comprehensive loss due to the recognition of depreciation on the leased assets and interest expense from the lease liability compared to the current recognition of lease expense as incurred.

ii.	Financial instruments

In March 2016, the FASB issued new guidance on classifying and measuring financial instruments (“ASU 2016-02”). This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company has analyzed the impact of the update and determined that the changes to classification and measurement of financial instruments are not expected to have an impact as the Company’s current equity investments are held at fair value with changes recorded to the statement of loss and comprehensive loss. The remaining changes in the update do not have an effect on the Company’s accounting for financial instruments. The standard will be effective for the Company for the fiscal year ended November 30, 2018.

iii.	Stock-based compensation

In March 2016, the FASB issued new guidance simplifying the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows (“ASU 2016-09”). This update is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has analyzed the impact of the update and determined that the simplification applied to accounting for forfeitures may affect the results of operations and financial position as it could alter the timing of recognition of forfeitures. The Company is currently considering its policy choice. The remaining changes in the update do not have an effect on the Company’s accounting for stock-based compensation. The standard will be effective for the Company for the fiscal year ended November 30, 2018.

iv.	Business combinations

In January 2017, the FASB issued new guidance to assist in determining if a set of assets and activities being acquired or sold is a business (“ASU 2017-01”). It also provided a framework to assist entities in evaluating whether both an input and a substantive process are present, which at a minimum, must be present to be considered a business. This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted in most circumstances. The standard does not have an impact to the Company’s historical recognition of asset acquisitions and business combinations, however, it expects there would be an impact to how the Company accounts for assets acquired in the future. The Company plans to adopt the standard early for the fiscal year ended November 30, 2018.

Trilogy Metals Inc.	12
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

3	Investments

On September 1, 2016, Trilogy acquired 5,000,000 common shares of GoldMining Inc. (“GMI”), formerly Brazil Resources Inc., a public company listed on the TSX-Venture exchange, and 1,000,000 warrants, with each warrant exercisable into one common share of GMI until September 1, 2018 at an exercise price of CDN$3.50, through its sale of Sunward Investments. Sunward Investments, through a subsidiary, owned 100% of the Titiribi gold-copper exploration project (note 7).

The common shares and warrants received have been designated as held-for-trading financial assets. The fair value of the common shares is determined based on the closing price at each period end. The fair value of the GMI warrants is determined using the Black-Scholes option pricing model at each period end.

in thousands of dollars

	November 30, 2017 $	November 30, 2016 $

Current investments	2,516	7,538
Long-term investments	-	297
Investments	2,516	7,835

During the year ended November 30, 2017, the Company sold 2,525,000 common shares of GMI for proceeds of $3.5 million and realized a loss on sale of $0.6 million. During the year ended November 30, 2016, the Company sold 110,000 common shares of GMI for net proceeds of $0.2 million and realized a gain on sale of $0.06 million. For the year ended November 30, 2017, the Company recorded an unrealized loss on the common shares and warrants of GMI of $1.6 million (2016 - gain of $0.1 million).

As at November 30, 2017, the Company held 2,365,000 (2016 – 4,890,000) common shares of GMI and 1,000,000 (2016 – 1,000,000) warrants.

4	Plant and equipment

in thousands of dollars

	November 30, 2017
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(4)	59
Leasehold improvements	85	(34)	51
Computer hardware and software	108	(105)	3
Alaska, USA
Machinery, and equipment	3,178	(2,855)	323
Vehicles	348	(309)	39
Computer hardware and software	35	(32)	3
	3,817	(3,339)	478

in thousands of dollars

	November 30, 2016
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	46	(33)	13
Leasehold improvements	32	(28)	4
Computer hardware and software	108	(96)	12
Alaska, USA
Machinery, and equipment	2,921	(2,798)	123
Vehicles	348	(285)	63
Computer hardware and software	31	(31)	-
	3,486	(3,271)	215

Trilogy Metals Inc.	13
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

5	Mineral properties and development costs

in thousands of dollars

	November 30, 2016 $	Acquisition costs $	November 30, 2017 $
Alaska, USA
Ambler (a)	26,586	1	26,587
Bornite (b)	4,000	-	4,000
	30,586	-	30,587

in thousands of dollars

	November 30, 2015 $	Acquisition costs $	November 30, 2016 $
Alaska, USA
Ambler (a)	26,586	-	26,586
Bornite (b)	4,000	-	4,000
	30,586		30,586

(a)	Ambler

On January 11, 2010, NovaGold Resources Inc. (“NovaGold”), through Alaska Gold Company (“AGC”), at the time a wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt, through a series of cash and share payments. Total fair value of the consideration was $26.6 million. The vendor retained a 1% net smelter return royalty that can be purchased at any time for a one-time payment of $10.0 million.

The Ambler lands were acquired on October 17, 2011 by Trilogy Metals US through a purchase and sale agreement with AGC. On October 24, 2011, NovaGold transferred its ownership of Trilogy Metals US to the Company, then a wholly owned subsidiary of NovaGold, which was subsequently spun-out to NovaGold shareholders and publicly listed on April 30, 2012 (“NovaGold Arrangement”).

Minor staking of $1 added to the Ambler land holdings during the year ended November 30, 2017.

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

Trilogy Metals Inc.	14
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the classification of land from which production originates.

(c)	Option Agreement

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to Form a Joint Venture with South32 Group Operations Pty Ltd., a wholly-owned subsidiary of South32 Limited, (“South32”) on the UKMP (“Option Agreement”). Trilogy Metals US has granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. Upon exercise of the option, Trilogy Metals US will transfer its Alaskan assets, including the UKMP, and South32 will contribute a minimum of $150 million to a newly formed limited liability company (“JV LLC”), plus any amounts Trilogy Metals US spends at the Arctic Project over the next three years to a maximum of $5 million per year (the “Subscription Price”), less an amount of the initial funding contributed by South32.

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

The Company received $10.0 million for the first payment following the approval of the year 1 program and budget in April 2017. These funds were expended on the year 1 program at the Bornite Project during the year. In October 2017, the Company received $0.4 million as a first instalment towards the year 2 program and budget to begin preparatory work. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

As the initial option payments are credited against the future subscription price upon exercise, the Company has accounted for the payment received as deferred consideration for the purchase of the UKMP interest. At such time as the option is exercised, the initial payments received to that date will be recognized as part of the consideration received for the Company’s contribution of the UKMP into JV LLC. If South 32 withdraws from the Option Agreement, the consideration will be recognized in the statement of loss at that time.

The option to form the JV LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period. The Company determined that the fair value of the option is still at $nil as at November 30, 2017.

Trilogy Metals Inc.	15
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the years ended November 30, 2017, 2016 and 2015 and includes expenditures funded by South32, as applicable.

In thousands of dollars

	2017 $	2016 $	2015 $
Alaska, USA
Community	318	299	126
Drilling	5,074	712	698
Engineering	1,840	699	441
Environmental	299	314	88
Geochemistry and geophysics	357	82	70
Land and permitting	795	426	421
Other income	(25)	(34)	(209)
Project support	3,836	1,254	1,411
Wages and benefits	2,606	1,285	1,122
Mineral property expense	15,100	5,037	4,167

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to November 30, 2017 is $78.1 million and cumulative acquisition costs are $30.6 million totaling $108.7 million spent to date.

6	Accounts payable and accrued liabilities

in thousands of dollars

	November 30, 2017 $	November 30, 2016 $
Trade accounts payable	2,767	160
Accrued liabilities	1,293	281
Accrued salaries and vacation	189	152
Accounts payable and accrued liabilities	4,249	593

7	Sale of Sunward Investments Ltd

On September 1, 2016, Trilogy completed the sale of all of the issued and outstanding shares of Sunward Investments to GMI for consideration of 5,000,000 common shares of GMI valued at $7.8 million and 1,000,000 warrants, with each warrant exercisable into one common share of GMI for a period of two years at an exercise price of CDN$3.50, valued at $0.3 million, for total consideration of $8.1 million. Sunward Investments, through a subsidiary, owned 100% of the Titiribi gold-copper exploration project. Trilogy acquired Sunward Investments and the Titiribi project as part of its acquisition of Sunward in a business combination which closed on June 19, 2015 (note 8).

The Company recognized a gain on the sale of Sunward Investments of $4.4 million as of September 1, 2016 as outlined below.

in thousands of dollars
$

Consideration received	8,102
Cash reimbursement from GMI	51
Net assets sold	(3,545)
Transaction costs	(160)
Gain on sale of Sunward Investments	4,448

The fair value of the common shares received was determined based on the closing price of GMI of $1.56 (CDN$2.04) at the date of completion.

Trilogy Metals Inc.	16
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

The common shares and warrants received have been designated as held-for-trading financial assets (note 3).

Following the announcement, the Company classified the operations of Sunward Investments as discontinued operations, retrospectively. The following expenses comprise the discontinued operations of Sunward Investments and substantially the entire Colombian segment of the Company for the periods of ownership noted.

in thousands of dollars

	December 1, 2015 - September 1, 2016 $	June 19, 2015 – November 30, 2015 $
Amortization	95	63
Foreign exchange loss	4	23
General and administrative	5	3
Mineral properties expense	460	309
Professional fees	34	-
Discontinued operations expense for the year	598	398
Gain on sale of Sunward Investments Ltd.	(4,448)	-
(Income)/loss from discontinued operations for the year	(3,850)	398

8	Acquisition of Sunward Resources Ltd.

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

This acquisition was accounted for as a business combination under ASC 805. The Company incurred $0.8 million in acquisition costs related to the Sunward Arrangement which are included in professional fees on the consolidated statement of loss and comprehensive loss for the year ended November 30, 2015.

Trilogy Metals Inc.	17
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

The following summarizes the consideration and the fair value of assets acquired and liabilities assumed as of the date of acquisition:

in thousands of dollars

$
Consideration:
Common shares issued (43,116,312 at $0.53 per share)	22,851
Sunward Arrangement Options	108
Total consideration	22,959

Fair value of net assets acquired:
Cash	19,399
Accounts receivable	19
Deposits and prepaid amounts	104
Plant and equipment	343
Mineral properties and developments costs	3,264
Accounts payable and accrued liabilities	(170)
Net Assets	22,959

The consolidated financial statements included herein reflect the results of operations of Sunward since the June 19, 2015 acquisition date. Following the announcement of the sale of Sunward Investments outlined in note 7, the operations were classified as discontinued operations.

9	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2014	60,296,365	111,833
Issued pursuant to the Sunward Arrangement	43,116,312	22,851
Exercise of options	7,499	7
Exercise of Sunward Arrangement Options	347,999	177
Restricted Share Units	795,368	819
Deferred Share Units	232,878	353
November 30, 2015	104,796,421	136,040
Exercise of options	162,854	65
Restricted Share Units	108,399	34
Deferred Share Units	218,795	218
November 30, 2016	105,286,469	136,357
Exercise of options	188,856	85
Restricted Share Units	209,198	83
November 30, 2017, issued and outstanding	105,684,523	136,525

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”), once vested, on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of November 30, 2017, 20,685 NovaGold DSUs remain outstanding representing a right to receive 3,447 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

Refer to note 8 for a description of Common Shares issued pursuant to the Sunward Arrangement. All Sunward Arrangement Options have been exercised or expired.

Trilogy Metals Inc.	18
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

(a)	Stock options

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

During the year ended November 30, 2017, 1,695,000 options (2016 – 1,785,000 options) at a weighted-average exercise price of CDN$0.69 (2016 - CDN$0.43) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two year period. The weighted-average fair value attributable to options granted in 2017 was $0.22 (2016 - $0.13).

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

	November 30, 2017	November 30, 2016	November 30, 2015
Risk-free interest rates	0.90%	0.52%	0.42-1.12%
Exercise price	CDN$0.69	CDN$0.43	CDN$0.55
Expected life	3.0 years	3.0 years	3.0 years
Expected volatility	74.2%	59.4%	56.8-59.5%
Expected dividends	Nil	Nil	Nil

The Company recognized a stock option payment charge of $0.4 million for the year ended November 30, 2017 (2016 - $0.4 million; 2015 - $0.7 million), net of forfeitures.

As of November 30, 2017, there were 993,342 non-vested options outstanding with a weighted average exercise price of CDN$0.65; the non-vested stock option expense not yet recognized was $0.05 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

	November 30, 2017
	Number of options	Weighted average exercise price $
Balance – beginning of year	6,049,433	0.50
Granted	1,695,000	0.55
Exercised	(447,604)	0.46
Forfeited	(169,329)	0.49
Balance – end of year	7,127,500	0.54

Trilogy Metals Inc.	19
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

The following table summarizes information about the stock options outstanding at November 30, 2017.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.33 to $0.50	4,242,500	2.70	0.40	3,975,831	0.41	266,669
$0.51 to $1.00	2,830,000	3.08	0.72	2,103,327	0.78	726,673
$1.01 to $1.54	55,000	0.42	1.54	55,000	1.54	-
	7,127,500	2.84	0.54	6,134,158	0.54	993,342

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2017 was $1.8 million (2016 - $0.6 million, 2015 - $nil) and the aggregate intrinsic value of exercised options in 2017 was $0.2 million (2016 - $0.1 million, 2015 - $nil).

(b)	NovaGold Arrangement Options

Under the NovaGold Arrangement, holders of NovaGold stock options received one option in Trilogy for every six options held in NovaGold (“NovaGold Arrangement Options”). All remaining NovaGold Arrangement Options expired unexercised during fiscal 2017.

A summary of the NovaGold Arrangement Options and changes during the year ended November 30, 2017 is as follows:

	November 30, 2017
	Number of options	Weighted average exercise price $
Balance – beginning of year	312,195	4.28
Expired	(312,195)	4.28
Balance – end of year	-	-

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

On December 15, 2016, 600,000 RSUs were granted to officers vesting over a two year period. 115,841 DSUs were granted to directors throughout the year ended November 30, 2017 based on their election to receive 50% of their annual retainer in DSUs.

Trilogy Metals Inc.	20
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of year	400,001	925,390
Granted	600,000	115,841
Vested/paid	(399,999)	-
Balance – end of year	600,002	1,041,231

For the year ended November 30, 2017, Trilogy recognized a stock-based compensation charge of $0.4 million (2016 - $0.3 million, 2015 - $0.1 million), net of forfeitures for RSUs and DSUs.

(d)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the year ended November 30, 2017 is as follows:

	Number of Warrants	Weighted average years to expiry	Weighted average exercise price $
Balance – beginning of year	6,521,740	2.60	1.60
Balance – end of year	6,521,740	1.60	1.60

10	Management of capital risk

The Company relies upon management to manage capital in order to accomplish the objectives of safeguarding the Company’s ability to continue as a going concern in order to pursue the development of its mineral properties and maintain a capital structure which optimizes the costs of capital at an acceptable risk. The Company’s current capital consists of equity funding through capital markets, project funding by South32, cash acquired from the Sunward Arrangement, and the sale of investments.

As the Company is currently in the exploration phase none of its financial instruments are exposed to commodity price risk; however, the Company’s ability to obtain long-term financing and its economic viability may be affected by commodity price volatility. The Company will need to raise additional funds to support its operations and administration expenses. Future sources of liquidity may include sales of investments, equity financing, debt financing, convertible debt, or other means.

To facilitate the management of its capital requirements, the Company prepares annual expenditure budgets that are updated as necessary depending on various factors, including successful capital deployment and general industry conditions.

11	Financial instruments

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

Trilogy Metals Inc.	21
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2017 is limited the Canadian dollar balances consisting of cash of CDN$2,454,000, accounts receivable of CDN$513,000, deposit amounts of CDN$116,000, investments of CDN$3,242,000 and accounts payable of CDN$1,275,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $356,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions. The Company’s accounts receivable consists of GST receivable from the Federal Government of Canada, receivable for tenant improvements and other receivables for recoverable expenses. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage. Management does expect to monetize its investments held over the next year to assist in meeting its operational requirements. Future sources of liquidity may include the sale of investments, equity financing, receipt of project funding from S32, debt financing, convertible debt, or other means.

Contractually obligated cash flow requirements as at November 30, 2017 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	4,249	4,249	-	-	-
Office lease (note 12)	1,272	173	179	587	333
	5,521	4,422	179	587	333

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2017, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Trilogy Metals Inc.	22
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

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

in thousands of dollars

	November 30, 2017 $			November 30, 2016 $
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Investments – shares	2,514	-	-	7,538	-	-
Investments – warrants	-	-	2	-	-	297

The Company’s investments consist of shares and warrants in a publicly-held mining company. The share investments are valued using quoted market prices in active markets and as such are classified as a Level 1 financial instrument. The warrants are valued using a Black-Scholes pricing model and are considered a Level 3 financial instrument because the valuation models have significant unobservable inputs.

12	Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

in thousands of dollars

	November 30, 2017 $	November 30, 2016 $	November 30, 2015 $
Combined federal and provincial statutory tax rate	26.00%	26.00%	26.00%
Income taxes at statutory rate	(5,486)	(1,264)	(2,479)
Difference in foreign tax rates	(2,267)	(750)	(680)
Effect of foreign exchange changes	-	(339)	2,264
Non-taxable gain on the sale of Sunward Investments	-	(545)	-
Non-deductible expenditures	4,664	175	239
Return to provision adjustments	(72)	(510)	(102)
Other	(357)	(68)	-
Disposition of Sunward Investments	-	7,051	-
Valuation allowance	3,518	(3,750)	758
Income tax expense	-	-	-

Trilogy Metals Inc.	23
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2017 and 2016 are as follows:

in thousands of dollars

	November 30, 2017 $	November 30, 2016 $
Deferred income tax assets
Non-capital losses	61,400	58,204
Mineral property interest	14,625	14,491
Deferred interest	9,040	9,040
Property, plant and equipment	57	47
Share issuance costs	127	126
Capital Loss	60	-
Investments	201	-
Other deductible temporary differences	353	450
Total deferred tax assets	85,863	82,358
Valuation allowance	(85,862)	(82,344)
Net deferred income tax assets	1	14
Deferred income tax liabilities
Mineral property interest	-	-
Other taxable temporary differences	(1)	(14)
Deferred income tax liabilities	(1)	(14)
Net deferred income tax assets	-	-

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Act”) was passed into law. The new legislation decreases the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Since the Company has a November 30 fiscal year end, the US entity will have a blended tax rate of 22.2% for the November 30, 2018 fiscal year and 21% thereafter. The impact of the rate change to the deferred tax assets and liabilities will be recognized in the November 30, 2018 fiscal year.

We estimate a reduction in our available future tax benefit of $23.5 million primarily due to the re-measurement of our net deferred tax assets and liabilities which are fully offset by a valuation allowance. This estimate is based on the Company’s initial analysis of the Act. Given the significant complexity of the Act, anticipated guidance from the Internal Revenue Service about implementing the Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Act, this estimate may be adjusted in future periods.

The Company has loss carry-forwards of approximately $160.9 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

Trilogy Metals Inc.	24
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

The losses expire as follows in the following jurisdictions:

in thousands of dollars

	Non-capital losses Canada $	Operating losses United States $
2018	-	4,206
2019	-	975
2020	-	830
2021	-	1
Thereafter	33,570	121,295
	33,570	127,307

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. An ownership change under Section 382 occurred on January 22, 2009 regarding losses incurred by AGC, of which the attributes of those losses were transferred to Trilogy Metals US with the purchase of the mineral property in October 2011. Therefore, approximately $39.4 million of the U.S. losses above are subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited.

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

13	Commitment

The Company has commitments in respect of an office lease requiring future minimum lease payments as follows:

in thousands of dollars

November 30, 2017 $
2018	173
2019	179
2020	188
2021	197
Thereafter	535
Total	1,272

Trilogy Metals Inc.	25
For the Year Ended November 30, 2017

Trilogy Metals Inc.
Notes to the Consolidated Financial Statements

14	Subsequent events

On December 7, 2017, 525,000 stock options were granted to directors vesting immediately and 1,455,000 stock options were granted to employees vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date. Also on December 7, 2017, 300,000 RSUs were granted to officers vesting immediately, and 300,000 RSUs were granted to officers vesting equally in thirds on the grant date, the first anniversary of the grant, and the second anniversary of the grant.

On December 22, 2017, 75,000 DSUs and 75,000 stock options vesting immediately were granted to a new director.

On January 2, 2018, 70,000 stock options were granted to an employee vesting equally on the six month anniversary of the grant date and the first anniversary of the grant.

RSUs vesting in December were settled on December 27, 2017 through the issuance of 800,000 Common Shares.

Through December 2017 and January 2018, the Company received proceeds of C$1.4 million from the sale of investments.

On January 24, 2018, the Company received payment from South32 completing receipt of the second tranche under the Option Agreement of $10 million and maintaining the Option Agreement in good standing.

Trilogy Metals Inc.	26
For the Year Ended November 30, 2017

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2017. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2017.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2017, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2018 Proxy Statement regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” and “Information Concerning The Board Of Directors And Executive Officers” is incorporated by reference in this section. The information under the heading “Executive Officers of Trilogy” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. The information in our 2018 Proxy Statement regarding our Code of Business Conduct and Ethics under the subheading “Ethical Business Conduct” under “Statement of Corporate Governance Practices” is also incorporated by reference in this section. Finally, the information in our 2018 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information appearing in our 2018 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Statement of Executive Compensation”, and “Director Compensation” is incorporated by reference in this section.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2018 Proxy Statement under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” (which is also contained in this report in Part II, Item 5) and the information under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2018 Proxy Statement under the heading “Independence of Directors” under the heading “Information Concerning the Board of Directors and Executive Officers” and under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2018 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

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

NovaCopper Inc. Equity Incentive Plan identified in exhhibit list below.

Form of NovaCopper Inc. Stock Option Agreement identified in exhhibit list below.

NovaCopper Inc. 2012 Restricted Share Unit Plan identified in exhibit list below.

Form of NovaCopper Inc. 2012 Restricted Share Unit Award Agreement identified in exhhibit list below.

NovaCopper Inc. 2012 Deferred Share Unit Plan identified in exhibit list below.

Form of NovaCopper Inc. Deferred Share Unit Award Agreement identified in exhibit list below.

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001 35447)

3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Name Change, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

Exhibit No.	Description
10.1	Commitment Agreement between NovaGold Resources Inc. and Trilogy Metals Inc. dated effective April 19, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as submitted on April 25, 2012, File No. 001-35447)

10.2	Exploration Agreement and Option to Lease between NovaCopper US Inc. and NANA Regional Corporation, Inc. dated October 19, 2011(incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as submitted on April 25, 2012, File No. 001-35447)

10.3	Net Smelter Returns Royalty Agreement among Kennecott Exploration Company, Kennecott Arctic Company, Alaska Gold Company, and NovaGold Resources Inc. dated effective January 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as submitted on April 25, 2012, File No. 001-35447)

10.4	Employment Agreement between the Registrant and Rick Van Nieuwenhuyse, dated January 9, 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.5	Employment Agreement between the Registrant and Elaine Sanders, dated November 5, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.6	NovaCopper Inc. Equity Incentive Plan (incorporated by reference to Schedule G of Exhibit 99.1 to NovaGold Resources Inc.’s report on Form 6-K submitted on March 1, 2012, File No. 001-31913)

10.7	Form of NovaCopper Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.5 of the Company’s Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.8	NovaCopper Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.9	NovaCopper Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.10	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K as filed July 8, 2014)

10.11	Form of Warrant (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed July 8, 2014)

10.12	Agreement for the Purchase of all the Shares of Sunward Investments Limited dated August 17, 2016 between NovaCopper Inc. and Brazil Resources Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed on September 2, 2016)

10.13	Option Agreement to Form Joint Venture, dated April 10, 2017, by and between Trilogy Metals Inc., NovaCopper US Inc. and South32 Group Operations Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A as filed on April 20, 2017)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Andrew West

23.3	Consent of BD Resource Consulting, Inc.

23.4	Consent of SIM Geological Inc.

84

Exhibit No.	Description
23.5	Consent of International Metallurgical & Environmental Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILOGY METALS INC.

By:	/s/ Rick Van Nieuwenhuyse
	Name:	Rick Van Nieuwenhuyse
	Title:	President and Chief Executive Officer

Date: February 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rick Van Nieuwenhuyse	President, Chief Executive Officer and	February 2, 2018
Rick Van Nieuwenhuyse	Director (Principal Executive Officer)

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 2, 2018
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ Tony Giardini	Director	February 2, 2018
Tony Giardini

/s/ William Hayden	Director	February 2, 2018
William Hayden

/s/ William Iggiagruk Hensley	Director	February 2, 2018
William Iggiagruk Hensley

/s/ Gregory Lang	Director	February 2, 2018
Gregory A. Lang

/s/ Kalidas Madhavpeddi	Director and Authorized US Representative	February 2, 2018
Kalidas V. Madhavpeddi

/s/ Gerald McConnell	Director	February 2, 2018
Gerald McConnell

/s/ Janice Stairs	Director	February 2, 2018
Janice Stairs

/s/ Diana Walters	Director	February 2, 2018
Diana Walters

