Form 10-Q
period 2018-02-28
Trilogy Metals Inc.
filed 2018-04-05
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 4, 2018, the registrant had 106,535,276 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

ii

1. PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Trilogy Metals Inc.

Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	February 28, 2018 $	November 30, 2017 $
Assets
Current assets
Cash and cash equivalents	12,146	5,391
Accounts receivable	352	470
Deposits and prepaid amounts	561	837
Investments (note 3)	1,012	2,516
	14,071	9,214
Plant and Equipment (note 4)	443	478
Mineral properties and development costs (note 5)	30,587	30,587
	45,101	40,279
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	1,460	4,249
	1,460	4,249

Mineral properties purchase option (note 5(c))	20,000	10,365
	21,460	14,614
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued -106,535,276 (2017 – 105,684,523)	137,011	136,525
Warrants (note 7(c))	2,163	2,163
Contributed surplus	124	124
Contributed surplus – options (note 7(a))	18,857	18,402
Contributed surplus – units (note 7(b))	1,300	1,319
Deficit	(135,814)	(132,868)
	23,641	25,665
	45,101	40,279

Commitments and contingencies (notes 5, 7, 9)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended
	February 28, 2018 $	February 28, 2017 $
Expenses
Amortization	41	20
Foreign exchange gain	(63)	(80)
General and administrative	345	370
Investor relations	64	63
Mineral properties expense (note 5(c))	1,131	639
Professional fees	159	125
Salaries	229	239
Salaries – stock-based compensation	922	395
Total expenses	2,828	1,771
Other items
Unrealized (gain) loss on held for trading investments	(639)	1,239
Loss (gain) on sale of investments	774	(3)
Interest and other income	(17)	(11)
Loss and comprehensive loss for the period	2,946	2,996
Basic and diluted loss per common share	$0.03	$0.03
Weighted average number of common shares outstanding	106,270,835	105,447,428

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2016	105,286,469	136,357	2,163	124	18,134	1,140	(111,764)	46,154
Restricted Share Units	24,594	9	-	-	(9)	-	-	-
Deferred Share Units	209,198	83	-	-	-	(173)	-	(90)
Stock-based compensation	-	-	-	-	226	169	-	395
Loss for the period	-	-	-	-	-	-	(2,996)	(2,996)
Balance – February 28, 2017	105,520,261	136,449	2,163	124	18,351	1,136	(114,760)	43,463

Balance – November 30, 2017	105,684,523	136,525	2,163	124	18,402	1,319	(132,868)	25,665
Exercise of options	50,753	29	-	-	(29)	-	-	-
Restricted Share Units	800,000	457	-	-	-	(457)	-	-
Stock-based compensation	-	-	-	-	484	438	-	922
Loss for the period	-	-	-	-	-	-	(2,946)	(2,946)
Balance – February 28, 2018	106,535,276	137,011	2,163	124	18,857	1,300	(135,814)	23,641

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

(unaudited)

in thousands of US dollars

	For the three months ended
	February 28, 2018 $	February 28, 2017 $
Cash flows used in operating activities
Loss for the period	(2,946)	(2,996)
Items not affecting cash
Amortization	41	20
Unrealized (gain) loss on held for trading investments	(639)	1,239
Unrealized foreign exchange loss (gain)	(88)	(92)
Loss (gain) on sale of investments	774	(3)
Stock-based compensation	922	395
Net change in non-cash working capital
Decrease in accounts receivable	118	17
Decrease in deposits and prepaid amounts	276	150
Decrease in accounts payable and accrued liabilities	(2,789)	(172)
	(4,331)	(1,442)
Cash flows from (used in) financing activities
Settlement of Restricted Share Units	-	(90)
	-	(90)
Cash flows from (used in) investing activities
Acquisition of plant & equipment	(6)	-
Mineral properties funding (note 5 (c))	9,635
Proceeds from the sale of investments, net of fees	1,432	639
	11,061	639
Increase (decrease) in cash and cash equivalents	6,730	(893)
Effect of exchange rate on cash and cash equivalents	25	-
Cash and cash equivalents – beginning of period	5,391	7,340
Cash and cash equivalents – end of period	12,146	6,447

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1.	Nature of operations

Trilogy Metals Inc. (“Trilogy” or the “Company”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company changed its name from NovaCopper Inc. to Trilogy Metals Inc. on September 1, 2016 to better reflect its diversified metals resource base. The Company is engaged in the exploration and development of mineral properties with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”).

2.	Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Trilogy and its wholly-owned subsidiary, NovaCopper US Inc. (dba “Trilogy Metals US”). All significant intercompany transactions are eliminated on consolidation.

All figures are in United States dollars unless otherwise noted. References to CAD$ refer to amounts in Canadian dollars.

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of February 28, 2018 and our results of operations and cash flows for the three months ended February 28, 2018 and February 28, 2017. The results of operations for the three months ended February 28, 2018 are not necessarily indicative of the results to be expected for the year ending November 30, 2018.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 2, 2018.

These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 4, 2018.

Recent accounting pronouncements

i.	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”). This will result in most leases being capitalized as a right of use asset with a related liability on the balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal year 2020. We expect the adoption will have an impact as we expect to capitalize leases, specifically our office leases that are not currently recognized on the balance sheets and we are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. The impact of this adoption will increase asset and liability balances as part of recognizing the leases on the balance sheet. It will impact the statement of loss and comprehensive loss due to the recognition of depreciation on the leased assets and interest expense from the lease liability compared to the current recognition of lease expense as incurred.

ii.	Financial instruments

In March 2016, the FASB issued new guidance on classifying and measuring financial instruments (“ASU 2016-02”). This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company has analyzed the impact of the update and determined that the changes to classification and measurement of financial instruments are not expected to have an impact as the Company’s current equity investments are held at fair value with changes recorded to the statement of loss and comprehensive loss. The remaining changes in the update do not have an effect on the Company’s accounting for financial instruments. The standard will be effective for the Company for the fiscal year ending November 30, 2019.

iii.	Stock-based compensation

In March 2016, the FASB issued new guidance simplifying the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows (“ASU 2016-09”). This update is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted the standard and made the policy choice of estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. This policy choice is consistent with the Company’s current practice and therefore, no adjustments were necessary. The remaining changes in the update do not have an effect on the Company’s accounting for stock-based compensation.

iv.	Business combinations

In January 2017, the FASB issued new guidance to assist in determining if a set of assets and activities being acquired or sold is a business (“ASU 2017-01”). It also provided a framework to assist entities in evaluating whether both an input and a substantive process are present, which at a minimum, must be present to be considered a business. This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted in most circumstances. The standard does not have an impact to the Company’s historical recognition of asset acquisitions and business combinations. However, the Company expects there would be an impact to how the Company accounts for assets acquired in the future. The Company has adopted the standard early for the fiscal year ended November 30, 2018.

3.	Investments

On September 1, 2016, Trilogy acquired 5,000,000 common shares of GoldMining Inc. (“GMI”), formerly Brazil Resources Inc., a public company listed on the TSX-Venture exchange, and 1,000,000 warrants, with each warrant exercisable into one common share of GMI until September 1, 2018 at an exercise price of CAD$3.50, through its sale of Sunward Investments Ltd.

The common shares and warrants received have been designated as held-for-trading financial assets and are classified as current investments.

in thousands of dollars

	February 28, 2018 $	November 30, 2017 $
Current investments	1,012	2,516

During the period ended February 28, 2018, the Company sold 1,360,000 (2017 – 410,000) common shares of GMI for proceeds of $1.4 million (2017 – $0.6 million) and realized a loss on sale of $0.8 million (2017 - $Nil). During the period, the Company recorded an unrealized gain on the common shares and warrants of GMI of $0.6 million (2017 - loss of $1.2 million).

As at February 28, 2018, the Company held 1,005,000 (2017 – 2,365,000) common shares of GMI and 1,000,000 (2017 – 1,000,000) warrants. The GMI warrants were valued at $Nil using the Black-Scholes option pricing model at period end.

4.	Plant and equipment

in thousands of dollars

	February 28, 2018
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	64	(7)	57
Leasehold improvements	53	(4)	49
Computer hardware and software	113	(106)	7
Alaska, USA
Machinery, and equipment	3,178	(2,884)	294
Vehicles	348	(315)	33
Computer hardware and software	35	(32)	3
	3,791	(3,348)	443

in thousands of dollars

	November 30, 2017
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(4)	59
Leasehold improvements	85	(34)	51
Computer hardware and software	108	(105)	3
Alaska, USA
Machinery, and equipment	3,178	(2,855)	323
Vehicles	348	(309)	39
Computer hardware and software	35	(32)	3
	3,817	(3,339)	478

5.	Mineral properties and development costs

in thousands of dollars

	November 30, 2017 $	Acquisition costs $	February 28, 2018 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

in thousands of dollars

	November 30, 2016 $	Acquisition costs $	November 30, 2017 $
Alaska, USA
Ambler (a)	26,586	1	26,587
Bornite (b)	4,000	-	4,000
	30,586	-	30,587

(a)	Ambler

On January 11, 2010, NovaGold Resources Inc. (“NovaGold”), through Alaska Gold Company (“AGC”), at the time a wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt, through a series of cash and share payments. Total fair value of the consideration was $26.6 million. The vendor retained a 1% net smelter return royalty that the Company can purchase at any time for a one-time payment of $10.0 million.

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

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to form a Joint Venture with South32 Group Operations Pty Ltd. (“South32 Operations”), a wholly-owned subsidiary of South32 Limited, on the UKMP (the “Option Agreement”), which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (together with South32 Operations, “South32”). Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. Upon exercise of the option, Trilogy Metals US will transfer its Alaskan assets, including the UKMP, and South32 will contribute a minimum of $150 million to a newly formed limited liability company (“JV LLC”), plus any amounts Trilogy Metals US spends at the Arctic Project over the next three years to a maximum of $5 million per year (the “Subscription Price”), less an amount of the initial funding contributed by South32.

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

During the year ended November 30, 2017, the Company received the first payment of $10.0 million for and these funds were expended on the year 1 program at the Bornite Project. During the period ended February 28, 2018, the Company received the second payment of $10.0 million following the approval of the year 2 program and budget in January 2018. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

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

The option to form the JV LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period. The Company determined that the fair value of the option is still $nil as at February 28, 2018.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods.

In thousands of dollars

	Three months ended February 28, 2018 $	Three months ended February 28, 2017 $
Alaska, USA
Community	90	56
Engineering	332	269
Environmental	77	-
Geochemistry and geophysics	55	-
Land and permitting	191	104
Project support	76	47
Other income	(18)	-
Wages and benefits	328	163
Mineral property expense	1,131	639

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to February 28, 2018 is $79.2 million and cumulative acquisition costs are $30.6 million totaling $109.8 million spent to date.

6.	Accounts payable and accrued liabilities

in thousands of dollars

	February 28, 2018 $	November 30, 2017 $
Trade accounts payable	532	2,767
Accrued liabilities	838	1,293
Accrued salaries and vacation	90	189
Accounts payable and accrued liabilities	1,460	4,249

7.	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars,
except share amounts

	Number of shares	Ascribed value $
November 30, 2016	105,286,469	136,357
Exercise of options	188,856	85
Restricted Share Units	209,198	83
November 30, 2017	105,684,523	136,525
Exercise of options	50,753	29
Restricted Share Units	800,000	457
February 28, 2018, issued and outstanding	106,535,276	137,011

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue up to 6,181,352 common shares, once vested and exercised, to satisfy holders of NovaGold warrants (“NovaGold Warrants”), performance share units (“NovaGold PSUs”) and deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When exercised or vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. All NovaGold Warrants have been exercised and all NovaGold PSUs have vested. As of February 28, 2018, 20,685 NovaGold DSUs remain outstanding representing a right to receive 3,447 common shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)	Stock options

During the period ended February 28, 2018, 2,125,000 options (2017 – 1,595,000 options) at a weighted-average exercise price of CAD$1.04 (2016 – CAD$0.70) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.37.

For the period ended February 28, 2018, Trilogy recognized a stock-based compensation charge of $0.49 million (2016– $0.22 million) for options granted to directors, employees and service providers, net of forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

	February 28, 2018
Risk-free interest rates		1.55%
Exercise price	CAD$	1.04
Expected life		3.0 years
Expected volatility		77.6%
Expected dividends		Nil

As of February 28, 2018, there were 1,436,676 non-vested options outstanding with a weighted average exercise price of CAD$0.96; the non-vested stock option expense not yet recognized was $0.3 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended is as follows:

	February 28, 2018
	Number of options	Weighted average exercise price $
Balance – beginning of period	7,127,500	0.54
Granted	2,125,000	0.81
Exercised	(96,762)	0.68
Forfeited	(25,000)	1.54
Balance – end of period	9,130,738	0.60

The following table summarizes information about the stock options outstanding at February 28, 2018.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.34 to $0.50	4,209,071	2.45	0.40	4,209,071	0.40
$0.51 to $1.00	4,746,667	3.65	0.75	3,379,991	0.76	1,366,676
$1.01 to $1.49	175,000	4.09	1.20	105,000	1.26	70,000
	9,130,738	3.10	0.60	7,694,062	0.57	1,436,676

The aggregate intrinsic value of vested share options (the market value less the exercise price) at February 28, 2018 was $6.9 million (2017 - $0.2 million) and the aggregate intrinsic value of exercised options for the three months ended February 28, 2018 was $0.06 million (2017 - $0.01 million).

(b)	Restricted Share Units and Deferred Share Units

The Company has a Restricted Share Unit Plan (“RSU Plan”) and a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees, officers and directors. Award under the RSU Plan and DSU Plan may be settled in cash and/or common shares of the Company at the Company’s election with each restricted share unit (“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company or equivalent value. All units are accounted for as equity-settled awards.

A summary of the Company’s unit plans and changes during the period ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of period	600,002	1,041,231
Granted	600,000	95,398
Vested/paid	(800,000)	-
Balance – end of period	400,002	1,136,629

For the three months ended February 28, 2018, Trilogy recognized a stock-based compensation charge of $0.44 million (2017- $0.17 million), net of forfeitures.

As part of the annual incentive payout for the 2017 fiscal year, 300,000 RSUs were granted to officers vesting immediately. In addition, 300,000 RSUs were granted to officers vesting one third immediately, one third on the first anniversary of the grant date, and one third on the second anniversary. On December 27, 2017, 800,000 RSUs vested and were settled through the issuance of 800,000 shares.

(c)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the three months ended February 28, 2018 is as follows:

	Number of Warrants	Weighted average years to expiry	Weighted average exercise price $
Balance – beginning of period	6,521,740	1.60	1.60
Balance – end of period	6,521,740	1.40	1.60

8.	Financial instruments

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at February 28, 2018 is limited to the Canadian dollar consisting of cash of CAD$2.5 million, accounts receivable of CAD$0.4 million, deposit amounts of CAD$0.1 million, investments of CAD$1.3 million and accounts payable of CAD$0.6 million. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $0.3 million.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions. The Company’s accounts receivable consist of Canadian Goods and Services Tax receivable from the Federal Government of Canada and other receivables for recoverable expenses. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at February 28, 2018 are as follows.

in thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,460	1,460	-	-	-
Office lease (note 9)	1,237	131	180	591	335
	2,697	1,591	180	591	335

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 28, 2018, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

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

in thousands of dollars

	February 28, 2018 $			November 30, 2017 $
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Current investments – shares	1,012	-	-	2,516	-	-

The Company’s investments consist of shares and warrants in a publicly-held mining company. The share investments are recorded as current investments and are valued using quoted market prices in active markets and as such are classified as a Level 1 financial instrument.

9.	Commitment

The Company has commitments in respect of office leases requiring future minimum lease payments as follows:

in thousands of dollars

February 28, 2018 $
2018	131
2019	180
2020	189
2021	198
2022	204
2023-2024	335
Total	1,237

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the Exchange Act, and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating to anticipated activity with respect to the Ambler Mining District Industrial Access Project, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s annual report on Form 10-K filed with the Canadian securities regulatory authorities and the SEC on February 2, 2018, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated April 4, 2018 and provides an analysis of our unaudited interim financial results for the quarter ended February 28, 2018 compared to the quarter ended February 28, 2017.

The following information should be read in conjunction with our February 28, 2018 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2017. A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Andrew W. West, P.Geo., an employee and Exploration Manager, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE American Stock Exchange (“NYSE American”) under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Project activities

Arctic Project

On January 18, 2018 the Company announced additional in-fill drill results at its Arctic Project from the 2017 field program which included 785.2 meters of diamond drilling to collect representative sample material to conduct bulk ore sorting studies for the Arctic deposit. An additional 273.8 meters of sonic drilling was completed to collect geotechnical, hydrological, geothermal, and hydrogeological information for the tailings management facilities and waste rock dump for the project in support of the Pre-Feasibility Study (“PFS”).

In a press release dated February 20, 2018, the Company announced the positive results of its PFS for its Arctic Project. These results convert indicated mineral resources at Arctic to probable mineral reserves.

Highlights of the Arctic PFS study are as follows:

•	Pre-tax Net Present Value (“NPV”)8% of $1,935.2 million calculated at the beginning of the three-year construction period and an Internal Rate of Return (“IRR”) of 38.0% for the base case.

•	After-tax NPV8% of $1,412.7 million and after-tax IRR of 33.4% for the base case.

•	Initial capital expenditure of $779.6 million and sustaining capital of $65.9 million for total estimated capital expenditures of $845.5 million over the estimated 12-year mine life. In addition, closure and reclamation costs are estimated at $65.3 million.

•	EstimatEstimated pre-tax and after-tax payback of initial capital within 2 years for the base case at $3.00/lb copper. At $2.00/lb copper, pre-tax and after-tax payback of initial capital is 3 years.

•	Minimum 12-year mine life supporting a maximum 10,000 tonne-per-day conventional grinding mill-and-flotation circuit to produce copper, zinc and lead concentrates containing significant gold and silver by-products.

•	Life of mine strip ratio of 6.9 to 1.

•	Average annual payable production projected to be more than 159 million pounds of copper, 199 million pounds of zinc, 33 million pounds of lead, 30,600 ounces of gold and 3.3 million ounces of silver for life of mine.

•	A capital intensity ratio on initial capital of approximately $6,200 per tonne of average annual copper equivalent produced.

•	Estimated cash costs of $0.15/lb of payable copper (C1 cash costs include on-site mining and processing costs, road tolls and maintenance, transport, royalties, and is net of by-product credits).

•	Total “all-in” cash costs (initial/sustaining capital, operating, transportation, treatment and refining charges, road toll, and by-product metal credits) estimated at $0.63/lb of payable copper.

•	Economic indicators justify moving forward with permitting and a feasibility study.

The PFS was prepared under National Instrument 43-101 standards by independent consultant, Ausenco Engineering Canada Inc. (“Ausenco”) of Vancouver, Canada and the full technical report will be filed on SEDAR and EDGAR within 45 days of the initial news release. The Company also engaged Amec Foster Wheeler (“Amec”) to complete mine planning and SRK Consulting (Canada) Inc. (“SRK”) to complete tailings and waste design, hydrology and water management studies.

Bornite Project

In a press release dated December 4, 2017, the Company announced the final set of drill results at the Bornite Project from the 2017 exploration drill program and on January 10, 2018 the Company announced the results of a metallurgical test work program demonstrating that a high quality, 30% copper concentrate containing no deleterious metals can be produced at the currently defined in-pit resource at the Bornite Project.

In a press release dated December 14, 2017, the Company announced that South32 Limited (“South32”) had committed to fund the second tranche of $10 million under an Option Agreement on the UKMP entered into on April 10, 2017 (“Option Agreement”). The funds were fully received during the quarter and maintain the Option Agreement in good standing.

Corporate developments

New director

During the quarter, the Company announced the appointment of Alaskan Native leader, William (“Willie”) Iggiagruk Hensley to the Board of Directors.

New shareholder

In a press release dated December 19, 2017, the Company announced that a wholly-owned subsidiary of South32 had become a new large shareholder of the Company and concurrently, Trilogy had given South32 participation rights in future financings to participate to a minimum of 20% to a maximum of 40% in future financings, private or public, to a maximum ownership of 19.9% in the Company. The right expires if South32 does not participate for the lesser of 20%, or that number of shares that would not put them past a 19.9% ownership interest in the Company, in any particular financing.

Long-term incentives

During the quarter ended February 28, 2018, the Board of Directors approved the granting of 2,125,000 stock options to employees, consultants and directors with various vesting terms. As part of the annual incentive payout for the 2017 fiscal year, 300,000 restricted share units (“RSUs”) were granted to officers vesting immediately. In addition, 300,000 RSUs were granted to officers vesting one third immediately, one third on the first anniversary of the grant date, and one third on the second anniversary.

Outlook

The 2018 program and budget at the Bornite Project of $10 million was approved by a Technical Committee jointly represented by Trilogy and South32, and will include in-fill and off-set drilling to better define and expand the high grade copper resources at Bornite. We are currently planning for the field season which we anticipate to start in May 2018.

For the Arctic Project, we will continue the ore sorting program that has been initiated in FY2017. With the release of the Arctic PFS results during the quarter and the filing of the National Instrument 43-101 Technical Report subsequent to quarter end, the Company will evaluate the timing of next steps for the Arctic Project which will be getting prepared for feasibility and permitting.

We will be continuing to work closely with The Alaska Industrial Development and Export Authority (“AIDEA”) (the proponent for the Ambler Mining District Industrial Access Project (“AMDIAP”)) to advance the permitting process on the AMDIAP throughout 2018. The Bureau of Land Management (“BLM”), as the lead federal agency for the Environmental Impact Statement (“EIS”), will be moving the project through the EIS process. BLM has reached the end of the scoping process and according to the notice of intent, will be delivering a draft EIS by March 29, 2019 with the final EIS due December 30, 2019. A record of decision is due within one month of the final EIS. BLM will be developing preliminary alternatives based on the project purpose and need over the next few months, taking into account the input received from the public and agency comments during the scoping phase that was recently completed on January 31, 2018.

Property review

Our principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise approximately 355,323 acres (143,794 hectares) consisting of the Ambler and Bornite lands.

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

Bornite Project

On October 19, 2011, Trilogy Metals US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease (the “NANA Agreement”), we acquired, in exchange for, among other things, a $4.0 million cash payment to NANA, the exclusive right to explore the Bornite property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project. Both projects are included as part of a larger area of interest set forth in the NANA Agreement. The agreement with NANA created a total land package incorporating our Ambler lands with the adjacent Bornite and ANCSA lands with a total area of approximately 355,323 acres (143,794 hectares).

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

Summary of results

in thousands of dollars,

except for per share amounts

	Three months ended
Selected expenses	February 28, 2018 $	February 28, 2017 $
General and administrative	345	370
Mineral properties expense	1,131	639
Professional fees	159	125
Salaries	229	239
Salaries – stock-based compensation	922	395
Total expenses	2,828	1,771
Unrealized (gain) loss on held for trading investments	(639)	1,239
Loss (gain) on sale of investments	774	(3)
Loss and comprehensive loss for the period	2,946	2,996
Basic and diluted loss per common share	$0.03	$0.03

For the three months ended February 28, 2018, Trilogy reported a net loss of $2.9 million (or $0.03 basic and diluted loss per common share) which was comparable to a net loss of $3.0 million for the corresponding period in 2017 (or $0.03 basic and diluted loss per common share). However, there were notable variances in the following expenses.

Both realized and unrealized loss (gain) on held for trading investments had significant movements period-to-period. The investments consist of common shares and warrants in GoldMining Inc. (“GMI”) acquired as consideration for the sale of Sunward Investments Limited (“Sunward”) and its Titiribi gold-copper exploration project in Colombia. During the period ended February 28, 2018, the Company sold 1,360,000 (2017 – 410,000) common shares of GMI for proceeds of $1.4 million (2017 – $0.6 million) and realized a loss on sale of $0.8 million (2017 - $Nil). During the period, the Company recorded an unrealized gain on the common shares of GMI of $0.6 million (2017 - loss of $1.2 million).

Adjusting for the realized and unrealized loss (gain) on held for trading investments, total expenses increased to $2.8 million for Q1 2018 compared to $1.8 million in Q1 2017. The increase is due to an increase in mineral properties expenses and stock-based compensation.

We incurred $1.1 million in mineral properties expense in Q1 2018 compared to $0.6 million in Q1 2017. The increase in mineral property expenses in 2018 was a result of the engineering, environmental and other consulting costs incurred in preparation of the Arctic PFS.

The increase in stock-based compensation is due to a higher share price contributing to an overall greater fair value for option grants and an increase in units granted in the period compared to the prior period.

Selected financial data

Quarterly information

in thousands of dollars,

except per share amounts

	Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016
	02/28/17 $	11/30/17 $	08/31/17 $	05/31/17 $	02/28/17 $	11/30/16 $	08/31/16 $	05/31/16 $
Interest and other income	17	13	23	12	11	10	16	18
Mineral property expenses	1,131	4,693	8,471	1,297	639	970	3,077	458
Income (loss) from discontinued operations for the period	-	-	-	-	-	4,561	(352)	(187)
Earnings (loss) for the period	(2,946)	(6,726)	(8,992)	(2,390)	(2,996)	2,736	(4,255)	(1,648)
Earnings (loss) per common share – basic and diluted	(0.03)	(0.06)	(0.09)	(0.02)	(0.03)	0.03	(0.04)	(0.02)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of Sunward and financing activities.

Our loss for the first quarter ended February 28, 2017 of $3.0 million is significantly increased compared to prior quarterly periods due to an unrealized loss on held for trading investments of $1.2 million. The investments are classified as held for trading and changes in the fair value of the investments are recorded through the statement of loss. Our loss for the second quarter ended May 31, 2017 of $2.4 million is significantly increased from the comparable period due to a significant increase is the size of our field program resulting in increased mineral property expenses of $1.3 million. Similarly, our loss for the third quarter ended August 31, 2017 of $9.0 million is significantly increased from the comparable loss of $4.3 million in the third quarter ended August 31, 2016 due to the size of the 2017 field program which is more than double the 2016 field program. The loss of $6.7 million for the fourth quarter ended November 30, 2017 is significantly increased compared to the earnings of $2.7 million recognized for the fourth quarter ended November 30, 2016. In 2016, a gain of $4.4 million was recognized on the sale of Sunward Investments. The loss for the fourth quarter ended November 30, 2017 of $6.7 million is significantly increased due to the length of the field program undertaken in 2017 which operated during the majority of the fourth quarter. In 2016, the field program did not extend into the fourth quarter and as such, mineral property expenses of $1.0 million incurred were related to engineering and other desktop studies undertaken during the comparable period.

Our loss for the first quarter ended February 28, 2018 of $2.9 million has decreased compared to two prior quarterly periods and is a reflection of the seasonality of the mineral property expenses which are mostly incurred during the summer and fall season.

Liquidity and capital resources

At February 28, 2018, we had $12.1 million in cash and cash equivalents and a working capital of $12.6 million. The increase in cash and working capital was a result of fully receiving the $10.0 million Year 2 funding from South32.

We expended $4.3 million on operating activities during the three months ended February 28, 2018 compared with $1.4 million for operating activities for the same period in 2017. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative, salaries and professional fees.

The Company continues to fund its cash expenditures through the sale of investments, funding from South32, and its working capital. The Company will need to raise additional funds to support its operations and administration expenses in the future. Future sources of liquidity may include debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

During the three months ended February 28, 2018, we generated $1.4 million (2017- $0.6 million) in proceeds from the sale of investments. The proceeds were used for general operating activities. In total, we have sold to the end of March 2018, 4,240,000 GMI shares for gross proceeds of C$6.8 million and have a further 760,000 GMI shares which we will continue to sell.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at February 28, 2017 are as follows.

in thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,460	1,460	-	-	-
Office lease	1,237	131	180	591	335
	2,697	1,591	180	591	335

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $1.2 million.

Outstanding share data

At April 4, 2018, we had 106,535,276 common shares issued and outstanding. At April 4, 2018, we had outstanding 6,521,740 warrants with an exercise price of $1.60 each, 9,130,738 stock options with a weighted-average exercise price of $0.57, 1,136,629 deferred share units (“DSUs”), and 400,002 RSUs. Upon exercise of all of the foregoing convertible securities, the Company would be required to issue aggregate of 17,189,109 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our February 28, 2018 unaudited interim consolidated financial statements

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at February 28, 2018 is limited to the Canadian dollar consisting of cash of C$2.5 million, accounts receivable of C$0.4 million, deposit amounts of C$0.1 million, investments of C$1.3 million and accounts payable of C$0.6 million. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $0.3 million.

(f)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. We hold cash and cash equivalents with Canadian Chartered financial institutions. Our accounts receivable consists of Canadian Goods and services Tax receivable from the Federal Government of Canada and other receivables for recoverable expenses. Our exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 28, 2018, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

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

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2018. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

2. PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation.

Item 1A.	Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 2, 2018, which is available on SEDAR at www.sedar.com, EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

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

Date: April 5, 2018	TRILOGY METALS INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)
3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)
3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document