Form 10-Q
period 2018-05-31
Trilogy Metals Inc.
filed 2018-07-16
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2018

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

As of July 16, 2018, the registrant had 131,467,266 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Trilogy Metals Inc.

Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	May 31, 2018 $	November 30, 2017 $
Assets
Current assets
Cash and cash equivalents	37,469	5,391
Accounts receivable	29	470
Deposits and prepaid amounts	904	837
Investments (note 3)	229	2,516
	38,631	9,214
Plant and Equipment (note 4)	408	478
Mineral properties and development costs (note 5)	30,587	30,587
	69,626	40,279
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	2,567	4,249
	2,567	4,249

Mineral properties purchase option (note 5(c))	20,000	10,365
	22,567	14,614
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued -131,348,458 (2017 – 105,684,523)	163,947	136,525
Warrants (note 7(c))	2,253	2,163
Contributed surplus	124	124
Contributed surplus – options (note 7(a))	18,942	18,402
Contributed surplus – units (note 7(b))	1,361	1,319
Deficit	(139,568)	(132,868)
	47,059	25,665
	69,626	40,279

Commitments and contingencies (notes 5, 9)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended		For the six months ended
	May 31, 2018 $	May 31, 2017 $	May 31, 2018 $	May 31, 2017 $
Expenses
Amortization	42	19	83	39
Foreign exchange loss (gain)	19	130	(44)	50
General and administrative	454	407	799	785
Investor relations	138	93	202	156
Mineral properties expense (note 5(d))	2,475	1,297	3,606	1,936
Professional fees	114	193	273	318
Salaries	223	224	452	466
Salaries – stock-based compensation	151	106	1,073	499
Total expenses	3,616	2,469	6,444	4,249
Other items
Unrealized loss (gain) on held for trading investments	(377)	(70)	(1,016)	1,169
Loss (gain) on sale of investments	502	3	1,276	-
Interest and other income	(77)	(12)	(94)	(31)
Loss and comprehensive loss for the period	3,664	2,390	6,610	5,387
Basic and diluted loss per common share	$0.03	$0.02	$0.06	$0.05
Weighted average number of common shares outstanding	117,583,238	105,543,283	111,989,192	105,495,882

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2016	105,286,469	136,357	2,163	124	18,134	1,140	(111,764)	46,154
Exercise of options	58,822	23	-	-	(23)	-	-	-
Restricted Share Units	209,198	83	-	-	-	(173)	-	(90)
Stock-based compensation	-	-	-	-	269	230	-	499
Loss for the period	-	-	-	-	-	-	(5,387)	(5,387)
Balance – May 31, 2017	105,554,489	136,463	2,163	124	18,380	1,197	(117,151)	41,176

Balance – November 30, 2017	105,684,523	136,525	2,163	124	18,402	1,319	(132,868)	25,665
Bought deal financing (note 7)	24,784,482	28,750	90	-	-	-	(90)	28,750
Share issuance costs	-	(1,819)	-	-	-	-	-	(1,819)
Exercise of options	79,453	34	-	-	(34)	-	-	-
Restricted Share Units	800,000	457	-	-	-	(457)	-	-
Stock-based compensation	-	-	-	-	574	499	-	1,073
Loss for the period	-	-	-	-	-	-	(6,610)	(6,610)
Balance – May 31, 2018	131,348,458	163,947	2,253	124	18,942	1,361	(139,568)	47,059

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

(unaudited)

in thousands of US dollars

	For the six months ended
	May 31, 2018 $	May 31, 2017 $
Cash flows used in operating activities
Loss for the period	(6,610)	(5,387)
Items not affecting cash
Amortization	83	39
Unrealized gain on held for trading investments	(1,016)	1,169
Realized foreign exchange loss (gain)	(64)	20
Realized loss on sale of investments	1,276
Stock-based compensation	1,073	499
Net change in non-cash working capital
Decrease in accounts receivable	441	(59)
Decrease in deposits and prepaid amounts	(67)	(388)
Decrease in accounts payable and accrued liabilities	(1,682)	521
	(6,566)	(3,586)
Cash flows from (used in) financing activities

Proceeds from bought deal financing (note 7)	28,750	-
Share issuance cost	(1,819)	-
Settlement of Restricted Share Units	-	(90)
	26,931	(90)
Cash flows from (used in) investing activities
Acquisition of plant & equipment	(13)	(16)
Mineral properties funding (note 5 (c))	9,635	10,000
Proceeds from the sale of investments, net of fees	2,080	881
	11,702	10,865
Increase (decrease) in cash and cash equivalents	32,067	7,189
Effect of exchange rate on cash and cash equivalents	11	-
Cash and cash equivalents – beginning of period	5,391	7,340
Cash and cash equivalents – end of period	37,469	14,529

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1.	Nature of operations

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

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of May 31, 2018 and our results of operations and cash flows for the six months ended May 31, 2018 and May 31, 2017. The results of operations for the six months ended May 31, 2018 are not necessarily indicative of the results to be expected for the year ending November 30, 2018.

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

These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on July 16, 2018.

Recent accounting pronouncements

i.	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”). This will result in most leases being capitalized as a right of use asset with a related liability on the balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of the fiscal year ending November 30, 2020. We expect the adoption will have an impact as we expect to capitalize leases, specifically our office leases which are not currently recognized on the balance sheets.  We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. The impact of this adoption will increase asset and liability balances as part of recognizing the leases on the balance sheet. It will impact the statement of loss and comprehensive loss due to the recognition of depreciation on the leased assets and interest expense from the lease liability compared to the current recognition of lease expense as incurred.

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

In March 2016, the FASB issued new guidance simplifying the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows (“ASU 2016-09”). This update is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance and made the policy choice of estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition.  This policy choice is consistent with the Company’s previous practice and therefore, no adjustments were necessary on adoption.  The remaining changes in the update do not have an effect on the Company’s accounting for stock-based compensation.

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

v.	Accounting for certain financial instruments with down round features

In July 2017, the FASB issued a two-part Accounting Standards Update (“ASU”), No. 2017-11, Earnings Per Share (ASC 260), Distinguishing Liabilities from Equity (ASC 480), Derivatives and Hedging (ASC 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  Under the guidance, entities will no longer consider a down round feature when determining whether a free standing financial instrument or an embedded feature that contains a down round feature is considered indexed to the entity’s own stock under ASC 815-40 which is required for a freestanding financial instrument to be classified in shareholder’s equity and may exempt an embedded feature from bifurcation and derivative accounting.  Entities will recognize the effect of a down round feature only when it is triggered.

ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted.  The Company has adopted this guidance at the beginning of this fiscal year.

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

in thousands of dollars

	May 31, 2018 $	November 30, 2017 $

Current investments	229	2,516

During the period ended May 31, 2018, the Company sold 2,085,000 (2017 – 570,000) common shares of GMI for proceeds of $2.1 million (2017 – $0.9 million) and realized a loss on sale of $1.3 million (2017 - $Nil million). During the period, the Company recorded an unrealized gain on the common shares and warrants of GMI of $1.0 million (2017 - loss of $1.2 million).

As at May 31, 2018, the Company held 280,000 (2017 – 2,365,000) common shares of GMI, which were sold In June 2018 and 1,000,000 (2017 – 1,000,000) warrants expiring September 1, 2018 which were valued at $Nil using the Black-Scholes option pricing model at period end.

4.	Plant and equipment

in thousands of dollars

	May 31, 2018
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	64	(11)	53
Leasehold improvements	53	(6)	47
Computer hardware and software	115	(107)	8
Alaska, USA
Machinery, and equipment	3,178	(2,913)	265
Vehicles	348	(321)	27
Computer hardware and software	41	(33)	8
	3,799	(3,391)	408

in thousands of dollars

	November 30, 2017
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(4)	59
Leasehold improvements	85	(34)	51
Computer hardware and software	108	(105)	3
Alaska, USA
Machinery, and equipment	3,178	(2,855)	323
Vehicles	348	(309)	39
Computer hardware and software	35	(32)	3
	3,817	(3,339)	478

5.	Mineral properties and development costs

in thousands of dollars

	November 30, 2017 $	Acquisition costs $	May 31, 2018 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

in thousands of dollars

	November 30, 2016 $	Acquisition costs $	November 30, 2017 $
Alaska, USA
Ambler (a)	26,586	1	26,587
Bornite (b)	4,000	-	4,000
	30,586	-	30,587

(a)	Ambler

On January 11, 2010, NovaGold Resources Inc. (“NovaGold”), through Alaska Gold Company (“AGC”), at the time a wholly-owned NovaGold subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt, through a series of cash and share payments. Total fair value of the consideration was $26.6 million. The vendor retained a 1% net smelter return royalty that the Company can purchase at any time for a one-time payment of $10.0 million.

The Ambler lands were acquired on October 17, 2011 by Trilogy Metals US through a purchase and sale agreement with AGC. On October 24, 2011, NovaGold transferred its ownership of Trilogy Metals US to the Company, then itself a wholly owned subsidiary of NovaGold, which was subsequently spun-out to NovaGold shareholders and publicly listed on April 30, 2012 (“NovaGold Arrangement”).

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

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to form a Joint Venture with South32 Group Operations Pty Ltd. (“South32 Operations”), a wholly-owned subsidiary of South32 Limited, on the UKMP (the “Option Agreement”), which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (together with South32 Operations, “South32”). Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. If the option is exercised, Trilogy Metals US will transfer its Alaskan assets, including the UKMP, and South32 will contribute a minimum of $150 million to a newly formed limited liability company (“JV LLC”), plus any amounts Trilogy Metals US spends at the Arctic Project over the next three years to a maximum of $5 million per year (the “Subscription Price”), less an amount of the initial funding contributed by South32.

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

During the year ended November 30, 2017, the Company received the first payment of $10.0 million for and these funds were expended on the year 1 program at the Bornite Project. During the six months ended May 31, 2018, the Company received the second payment of $10.0 million following the approval of the year 2 program and budget in January 2018.  The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

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

The option to form the JV LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil.  This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period. The Company determined that the fair value of the option is still $nil as at May 31, 2018.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods.

In thousands of dollars

	Three months ended May 31, 2018 $	Three months ended May 31, 2017 $	Six months ended May 31, 2018 $	Six months ended May 31, 2017 $
Alaska, USA
Community	154	78	244	134
Drilling	180	90	180	90
Engineering	195	154	527	423
Environmental	84	59	161	59
Geochemistry and geophysics	591	5	646	5
Land and permitting	154	348	345	452
Project support	601	287	677	334
Other income	(2)	-	(20)	-
Wages and benefits	518	276	846	439
Mineral property expense	2,475	1,297	3,606	1,936

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to May 31, 2018 is $81.7 million and cumulative acquisition costs are $30.6 million totaling $112.3 million spent to date.

6.	Accounts payable and accrued liabilities

in thousands of dollars

	May 31, 2018 $	November 30, 2017 $
Trade accounts payable	372	2,767
Accrued liabilities	2,101	1,293
Accrued salaries and vacation	94	189
Accounts payable and accrued liabilities	2,567	4,249

7.	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2016	105,286,469	136,357
Exercise of options	188,856	85
Restricted Share Units	209,198	83
November 30, 2017	105,684,523	136,525
Bought deal financing	24,784,482	28,750
Share issuance costs	-	(1,819)
Exercise of options	79,453	34
Restricted Share Units	800,000	457
May 31, 2018, issued and outstanding	131,348,458	163,947

On April 20, 2018, the Company completed a bought-deal financing for gross proceeds of $28.7 million by issuing 24,784,482 common shares at $1.16 per common share.  Expenses including bank commissions, legal fees, stock exchange and other fees totaled $1.8 million for net proceeds of $26.9 million.

As of May 31, 2018, 20,685 NovaGold DSUs remain outstanding representing a right to receive 3,447 common shares in Trilogy, which will settle upon certain directors retiring from the board of NovaGold Resources Inc.

(a)	Stock options

During the period ended May 31, 2018, 2,125,000 options (2017 – 1,695,000 options) at a weighted-average exercise price of CAD$1.04 (2016 – CAD$0.72) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.37.

For the period ended May 31, 2018, Trilogy recognized a stock-based compensation charge of $0.58 million (2017– $0.27 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

	May 31, 2018
Risk-free interest rates		1.55%
Exercise price	CAD$	1.04
Expected life		3.0 years
Expected volatility		77.6%
Expected dividends		Nil

As of May 31, 2018, there were 1,403,342 non-vested options outstanding with a weighted average exercise price of CAD$0.96; the non-vested stock option expense not yet recognized was $0.25 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the six month period ended is as follows:

	May 31, 2018
	Number of options	Weighted average exercise price $
Balance – beginning of the year	7,127,500	0.54
Granted	2,125,000	0.80
Exercised	(135,844)	0.59
Forfeited	(25,000)	1.53
Balance – end of period	9,091,656	0.59

The following table summarizes information about the stock options outstanding at May 31, 2018.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.34 to $0.50	4,169,989	2.20	0.40	4,169,989	0.40
$0.51 to $1.00	4,746,667	3.40	0.74	3,413,325	0.75	1,333,342
$1.01 to $1.49	175,000	3.83	1.19	105,000	1.25	70,000
	9,091,656	2.60	0.59	7,688,314	0.57	1,403,342

The aggregate intrinsic value of vested share options (the market value less the exercise price) at May 31, 2018 was $5.9 million (2017 - $1.2 million) and the aggregate intrinsic value of exercised options for the six months ended May 31, 2018 was $0.1 million (2017 - $0.31 million).

(b)	Restricted Share Units and Deferred Share Units

The Company has a Restricted Share Unit Plan (“RSU Plan”) and a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees, officers and directors.  Awards under the RSU Plan and DSU Plan may be settled in cash and/or common shares of the Company at the Company’s election with each restricted share unit (“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company or equivalent value.  All units are accounted for as equity-settled awards.

A summary of the Company’s unit plans and changes during the six month period ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the year	600,002	1,041,231
Granted	600,000	95,398
Vested/paid	(800,000)	-
Balance – end of period	400,002	1,136,629

For the six months ended May 31, 2018, Trilogy recognized a stock-based compensation charge of $0.49 million (2017- $0.22 million), net of estimated forfeitures.

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

(c)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the six months ended May 31, 2018 is as follows:

	Number of warrants	Years to expiry	Exercise price $
Balance – beginning of the year	6,521,740	1.60	1.60
Balance – end of period	6,521,740	1.10	1.52

The exercise price of the share purchase warrants was adjusted downward as a result of the financing completed on April 20, 2018 from $1.60 to $1.52.  The Company measured the fair value of the warrants prior to the financing and after the financing and recorded the difference of $90,000 as an adjustment to the warrant value and to retained earnings in shareholders equity during the period.  The warrants expire on July 2, 2019.

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

Financial risk management

The Company’s activities expose it to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at May 31, 2018 is limited to the Canadian dollar consisting of cash of CAD$1.8 million, deposit amounts of CAD$0.1 million, investments of CAD$0.3 million and accounts payable of CAD$0.4 million. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $0.2 million.

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

Contractually obligated cash flow requirements as at May 31, 2018 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	2,567	2,567	-	-	-
Office lease (note 9)	1,181	175	374	614	18
	3,748	2,742	374	614	18

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2018, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

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

in thousands of dollars

	May 31, 2018 $			November 30, 2017 $
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Current investments – shares	229	-	-	2,516	-	-

The Company’s investments consist of shares and warrants in a publicly-held mineral exploration company. The share investments are recorded as current investments and are valued using quoted market prices in active markets and as such are classified as a Level 1 financial instrument.

9.	Commitment

The Company has commitments in respect of its office lease (denominated in Canadian dollars converted at the foreign exchange rate at the end of the quarter) requiring future minimum lease payments from the date as follows:

in thousands of dollars

May 31, 2018 $
One year	175
Years 2 through 5	988
Beyond 5 years	18
Total	1,181

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Canadian Securities laws, Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the Exchange Act, and other applicable securities laws (collectively, “forward-looking statements”). These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating to anticipated activity with respect to the Ambler Mining District Industrial Access Project, including the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to the inability to define proven and probable reserves;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	none of the Company’s mineral properties are in production or are under development;
•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether AIDEA will build the AMDIAP;
•	uncertainties related to the Company’s exploration programs, metallurgical studies and other activities at its properties;

•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
•	uncertainty as to estimates of capital costs, operating costs, production and economic returns;
•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
•	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
•	risks related to market events and general economic conditions;
•	uncertainty related to inferred mineral resources;
•	uncertainty related to the economic projections contained herein derived from the Arctic PFS;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade, and continuity of our mineral deposits;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
•	commodity price fluctuations;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of its control;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to our mineral properties;
•	our history of losses and expectation of future losses;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	our need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of our directors;
•	risks related to potential future litigation;
•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	uncertainty as to the volatility in the price of the Company’s shares;
•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC”), Canadian Securities Administrators, the NYSE American, the TSX, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated July 16, 2018 and provides an analysis of our unaudited interim financial results for the quarter ended May 31, 2018 compared to the quarter ended May 31, 2017.

The following information should be read in conjunction with our May 31, 2018 unaudited interim consolidated financial statements and related notes, including recent accounting pronouncements, which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2017. A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Andrew W. West, P.Geo., an employee and Exploration Manager of Trilogy, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE American Stock Exchange (“NYSE American”) under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

We are a base metals exploration company focused on exploring and developing our mineral holdings in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US Inc., which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”), consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project (the “Bornite Project”).

Project activities

Arctic Project

In a press release dated January 18, 2018 the Company announced additional in-fill drill results at its Arctic Project from the 2017 field program which included 785.2 meters of diamond drilling to collect representative sample material to conduct bulk ore sorting studies for the Arctic deposit. An additional 273.8 meters of sonic drilling was completed to collect geotechnical, hydrological, geothermal, and hydrogeological information for the tailings management facilities and waste rock dump for the project in support of the Pre-Feasibility Study titled “Arctic Project, Northwest Alaska, USA, NI 43-101 Technical Report on Pre-Feasibility Study” with an effective date of February 20, 2018 and a release date of April 6, 2018 (the “ArcticPFS”).

In a press release dated February 20, 2018, the Company announced the positive results of its PFS for the Arctic PFS. These results convert indicated mineral resources at Arctic to probable mineral reserves.

Highlights of the Arctic PFS study are as follows:

•	Pre-tax Net Present Value (“NPV”)8% of $1,935.2 million calculated at the beginning of the three-year construction period and an Internal Rate of Return (“IRR”) of 38.0% for the base case.

•	After-tax NPV8% of $1,412.7 million and after-tax IRR of 33.4% for the base case.

•	Initial capital expenditure of $779.6 million and sustaining capital of $65.9 million for total estimated capital expenditures of $845.5 million over the estimated 12-year mine life. In addition, closure and reclamation costs are estimated at $65.3 million.

•	Estimated pre-tax and after-tax payback of initial capital within 2 years for the base case at $3.00/lb copper. At $2.00/lb copper, pre-tax and after-tax payback of initial capital is 3 years.

•	Minimum 12-year mine life supporting a maximum 10,000 tonne-per-day conventional grinding mill-and-flotation circuit to produce copper, zinc and lead concentrates containing significant gold and silver by-products.

•	Life of mine strip ratio of 6.9 to 1.

•	Average annual payable production projected to be more than 159 million pounds of copper, 199 million pounds of zinc, 33 million pounds of lead, 30,600 ounces of gold and 3.3 million ounces of silver for life of mine.

•	A capital intensity ratio on initial capital of approximately $6,200 per tonne of average annual copper equivalent produced.

•	Estimated cash costs of $0.15/lb of payable copper (C1 cash costs include on-site mining and processing costs, road tolls and maintenance, transport, royalties, and is net of by-product credits).

•	Total “all-in” cash costs (initial/sustaining capital, operating, transportation, treatment and refining charges, road toll, and by-product metal credits) estimated at $0.63/lb of payable copper.

•	Economic indicators justify moving forward with permitting and a feasibility study.

The Arctic PFS was prepared under National Instrument 43-101 standards by independent consultant, Ausenco Engineering Canada Inc. (“Ausenco”) of Vancouver, Canada and the full technical report was filed on SEDAR on April 6, 2018 and on EDGAR on April 12, 2018.  The Company also engaged Amec Foster Wheeler (“Amec”) to complete mine planning and SRK Consulting (Canada) Inc. (“SRK”) to complete tailings and waste design, hydrology and water management studies.

In a press release dated May 29, 2018, the Company announced that our board of directors approved a $6.7 million budget to advance the Arctic Project towards feasibility and permitting. The focus of the Arctic work program for the remainder of the year is to be on geotechnical and hydrological engineering studies at the Arctic Project’s proposed waste and tailings sites with the objective to advance the engineering design for these facilities to a feasibility level of study. A number of geotechnical and hydrological drill holes are to be completed to support this effort. The Company also expects to gather extensive environmental data for a variety of studies to support the submission of a mine permit application in 2019.

Bornite Project

In a press release dated December 4, 2017, the Company announced the final set of drill results at the Bornite Project from the 2017 exploration drill program and in a press release dated January 10, 2018 the Company announced the results of a metallurgical test work program demonstrating that a high quality, 30% copper concentrate containing no deleterious metals can be produced at the currently defined in-pit resource at the Bornite Project.

In a press release dated December 14, 2017, the Company announced that South32 Limited (“South32”) had committed to fund the second tranche of $10 million under an Option Agreement on the UKMP entered into on April 10, 2017 (“Option Agreement”).  The funds necessary to maintain the Option Agreement in good standing were fully received during the first quarter.

On May 3, 2018 the Company announced work had been initiated to estimate a cobalt resource for the Bornite Project and on June 5, 2018 the Company announced a maiden cobalt resource with the following highlights:

•	At a base case 0.50% copper cut-off grade, and within the combined Indicated and Inferred Cu resource pit shell, the Bornite Project is estimated to contain in-pit Inferred Resources of 124.6 million tonnes grading 0.017% Co for 45 million pounds of contained cobalt (see Table 1 for details).

•	Below the resource limiting pit shell and at a base case cut-off grade of 1.5% copper, the Bornite Project is estimated to contain additional Inferred Resources of 57.8 million tonnes grading 0.025% Co for 32 million pounds of contained cobalt.

•	Total Inferred Resources (in-pit and below-pit) of 182.4 million tonnes grading 0.019% Co for 77 million pounds of contained cobalt (see Table 1 for details).

Table 1: Estimate of Cobalt Mineral Resources for the Bornite Deposit

Type	Cut-off (Cu%)	Tonnes (million)	Average Grade Co (%)	Contained Metal Co (Mlbs)
In-Pit	0.5	124.6	0.017	45
Below-Pit	1.5	57.8	0.025	32
Total Inferred		182.4	0.019	77

1.	Resources stated as contained within a pit shell developed using a metal price of $3.00/lb Cu, mining costs of $2.00/tonne, milling costs of $11/tonne, G&A cost of $5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
3.	It is reasonably expected that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with additional exploration.

Corporate developments

Financing

On April 16, 2018, the Company entered into an underwriting agreement with a syndicate of underwriters (the "Underwriters") led by Cantor Fitzgerald Canada Corporation, acting as sole lead underwriter and book-running manager, and including Cormark Securities Inc., BMO Capital Markets and Roth Capital Partners, LLC, under which the Underwriters agreed to buy, on a bought deal underwritten basis, 21,551,724 common shares of the Company at a price of $1.16 per common share  for aggregate gross proceeds of approximately $25 million (the "Offering").  On April 20, 2018, we announced the closing of the Offering of 24,784,482 common shares, including the exercise in full by the Underwriters of the over-allotment option, at a price of $1.16 per common share for aggregate gross proceeds of approximately $28.7 million.

Certain large shareholders participated in the Offering with South32 purchasing approximately 40% or $11.5 million, Electrum Strategic Opportunities Fund L.P. taking approximately 20% or $5.8 million, The Baupost Group LLC taking approximately 10% or $2.8 million, and Selz Capital LLC taking approximately 4% or $1.2 million of the common shares. South32’s involvement in this financing represented the maximum allocation of their rights to participate to a minimum of 20% to a maximum of 40% in future financings, private or public, subject to a maximum aggregate ownership of 19.9% in the Company.

The Company intends to use the net proceeds from the Offering for an anticipated period of three years (i) to finance advancing the Arctic Project towards feasibility and permitting, (ii) for exploration in the Ambler mining district, and (iii) for general corporate purposes.

Annual General Meeting

The Annual General Meeting of shareholders was held on May 15, 2018.  In a press release dated May 15, 2018, we were pleased to report all directors nominated by the Company and standing for election were resoundingly elected by shareholders of the Company.

Additions to the Senior Management Team

On May 31, 2018, we announced the additions of Patrick (“Pat”) Donnelly as Vice President, Corporate Communications and Development and Robert (“Bob”) Jacko as Vice President, Projects to the Company’s senior management team.

Outlook

The 2018 program and budget at the Bornite Project of $10 million, which includes in-fill and off-set drilling to better define and expand the high grade copper resources at Bornite, is currently underway.  Camp opened mid-May and a seismic program was completed in early June.  Three drill rigs have started up in June to complete a planned field program of approximately 8,000 meters of drilling.  Assay results from the drilling program are anticipated to be released throughout the fall.  The Company also anticipates filing an updated technical report for the Bornite Project by July 20, 2018 incorporating the Company’s cobalt resources and updated from the 2017 drill program at Bornite.

The 2018 program and budget at the Arctic Project of $6.7 million includes the work performed to date on the Arctic PFS and work to advance the Arctic Project towards feasibility and permitting. In May 2018, the Company completed an ore sorting test at the Steinert facility in Kentucky, Ohio and results are being incorporated into a final ore sorting study expected by the end of the third quarter. One drill has started up in June at Arctic for feasibility level geotechnical drilling at the sites identified in the Arctic PFS for the tailings dam and waste storage facilities. We are anticipating drilling 580 meters for geotechnical and hydrological studies. Engineering studies are planned to include additional metallurgical, tailings and waste dump design, water treatment and water balance studies for the feasibility study and permitting. We will also continue with baseline environmental studies which include hydrology, meteorological, sampling and archeology data collection.

We will be continuing to work closely with The Alaska Industrial Development and Export Authority (“AIDEA”) (the proponent for the Ambler Mining District Industrial Access Project (“AMDIAP”)) to advance the permitting process on the AMDIAP throughout 2018.  On April 30, 2018 the Bureau of Land Management (“BLM”) released the Ambler Road Environmental Impact Statement Scoping Summary Report.  Permitting of the AMDIAP under the National Environmental Policy Act (“NEPA”) Environmental Impact Statement (“EIS”) process has now concluded the “Scoping Phase” of permitting and has moved to the “Draft EIS Phase”.  Per the BLM’s website, the Draft EIS is scheduled for the end of March 2019.

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

Bornite Project

On October 19, 2011, Trilogy Metals US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease (the “NANA Agreement”), we acquired, in exchange for, among other things, a $4.0 million cash payment to NANA, the exclusive right to explore the Bornite Project property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project. Both projects are included as part of a larger area of interest set forth in the NANA Agreement. The agreement with NANA created a total land package incorporating our Ambler lands with the adjacent Bornite and ANCSA lands with a total area of approximately 355,323 acres (143,794 hectares).

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

We have accounted for the Bornite Project as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies.

Summary of results

in thousands of dollars,

except for per share amounts

	Three months ended		Six months ended
Selected expenses	May 31, 2018 $	May 31, 2017 $	May 31, 2018 $	May 31, 2017 $
General and administrative	454	407	799	785
Mineral properties expense	2,475	1,297	3,606	1,936
Professional fees	114	193	273	318
Salaries	223	224	452	466
Salaries – stock-based compensation	151	106	1,073	499
Investor relations	138	93	202	156
Loss and comprehensive loss for the period	3,664	2,390	6,610	5,387
Basic and diluted loss per common share	$0.03	$0.02	$0.06	$0.05

For the three months ended May 31, 2018, Trilogy reported a net loss of $3.7 million (or $0.03 basic and diluted loss per common share) compared to a net loss of $2.4 million for the corresponding period in 2017 (or $0.02 basic and diluted loss per common share).  This variance was primarily due to the difference in mineral properties expense with the preparation of the Arctic PFS in 2018 with no comparable activity in 2017.  An increase of $1.2 million of mineral property expenses occurred during the three months ended May 31, 2018 compared to the three months ended May 31, 2017.

Other differences noted for the comparable periods were i) an increase in general and administrative expenses to support the increased field program at the UKMP; ii) a decrease in professional fees as the main activity in the second quarter of 2018 was related to the financing completed on April 20, 2018 with the associated  legal fees recorded as issuance costs in shareholders equity; and iii) an increase in investor relations expenses due to the Company’s increased level of marketing activity including attendance at more investor conferences in 2018 compared with 2017.

The basic and diluted loss per common share of $0.03 for the three months ended May 31, 2018 is increased from the basic and diluted loss per common share of $0.02 for the three months ended May 31, 2017 due to the increased activities affecting the loss for the period as described above.

For the six months ended May 31, 2018, Trilogy reported a net loss of $6.6 million (or $0.06 basic and diluted loss per common share) compared to a net loss of $5.4 million for the corresponding period in 2017 (or $0.05 basic and diluted loss per common share).  This variance was primarily due to the increased activity level at our projects which amounts are recorded as mineral properties expense.  An increase of $1.7 million of mineral property expenses occurred during the six months ended May 31, 2018 compared to the six months ended May 31, 2017 due to the work performed for the Arctic PFS in 2018 with no comparable activity in 2017.  Similar to the activity levels for the three months ended May 31, 2018, other differences noted relate to i) a small increase in general and administrative expenses; ii) a decrease in professional fees due to the legal costs related to the financing completed on April 20, 2018 are recorded as issuance costs in shareholders equity; and iii) an increase in investor relations expenses due to an increase in the number of investor conferences attended in 2018 compared with 2017.

The basic and diluted loss per common share of $0.06 for the six months ended May 31, 2018 is increased from the basic and diluted loss per common share of $0.05 for the six months ended May 31, 2017 due to the increased activities affecting the loss as described above.

Selected financial data

Quarterly information

in thousands of dollars,

except per share amounts

	Q2 2018	Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017	Q4 2016	Q3 2016
	05/31/18 $	02/28/18 $	11/30/17 $	08/31/17 $	05/31/17 $	02/28/17 $	11/30/16 $	08/31/16 $
Interest and other income	77	17	13	23	12	11	10	16
Mineral property expenses	2,475	1,131	4,693	8,471	1,297	639	970	3,077
Income (loss) from discontinued operations for the period	-	-	-	-	-	-	4,561	(352)
Earnings (loss) for the period	(3,664)	(2,946)	(6,726)	(8,992)	(2,390)	(2,996)	2,736	(4,255)
Earnings (loss) per common share – basic and diluted	(0.03)	(0.03)	(0.06)	(0.09)	(0.02)	(0.03)	0.03	(0.04)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting and issuance of shares. Realized and unrealized losses or gains on held for trading investments had significant movements period-to-period which affect the quarterly earnings or loss for the period. The investments consist of common shares and warrants in GoldMining Inc. (“GMI”) acquired as consideration for the sale of Sunward Investments Limited (“Sunward”) and its Titiribi gold-copper exploration project in Colombia on September 1, 2016. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of Sunward and financing activities.

Our loss for the second quarter ended May 31, 2018 of $3.7 million has increased over the loss for the first quarter ended February 28, 2017 of $3.0 million due to an increase in mineral property expenses related specifically to the work performed on the Arctic PFS results of which were released on February 20, 2018 with work related to writing and filing of the technical report performed during the second quarter prior to filing on April 6, 2018.  Our loss for the first quarter ended February 28, 2018 of $2.9 million was lower compared to two prior quarterly periods and is a reflection of the seasonality of the mineral property expenses which are mostly incurred during the summer and fall field season.

Our loss for the fourth quarter ended November 30, 2017 of $6.7 million and third quarter ended August 31, 2017 of $9.0 million respectively, significantly increased compared to prior quarterly periods due to the size and length of the 2017 field program which was more than double the 2016 field program. The loss of $6.7 million for the fourth quarter ended November 30, 2017 is significantly increased compared to the earnings of $2.7 million recognized for the fourth quarter ended November 30, 2016. In 2016, a gain of $4.4 million was recognized on the sale of Sunward Investments. The loss for the fourth quarter ended November 30, 2017 of $6.7 million also increased significantly due to the length of the field program undertaken in 2017 which operated during the majority of the fourth quarter. In 2016, the field program did not extend into the fourth quarter and as such, mineral property expenses of $1.0 million incurred were related to engineering and other desktop studies undertaken during the comparable period.

Liquidity and capital resources

At May 31, 2018, we had $37.5 million in cash and cash equivalents and working capital of $36.1 million. The increase in cash and working capital was a result of fully receiving the $10.0 million Year 2 funding from South32 and closing of a bought-deal financing for net proceeds of $26.9 million.

We expended $6.6 million on operating activities during the three months ended May 31, 2018 compared with $3.6 million for operating activities for the same period in 2017.  A majority of cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative, salaries and professional fees.  During the three months ended May 31, 2018, we generated $2.1 million (2017 - $0.9 million) in proceeds from the sale of investments. As at May 31, 2018 we have sold a total of 4,720,000 GoldMining Inc. (“GMI”) shares and subsequent to the end of the quarter, in June 2018 we sold the remaining 280,000 GMI shares that we held for a grand total of 5 million GMI shares sold for gross proceeds of C$7.6 million.  The proceeds were used for general operating activities.

As at May 31, 2018 the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements for the next three years.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at May 31, 2018 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	2,567	2,567	-	-	-
Office lease	1,181	175	374	614	18
	3,748	2,742	374	614	18

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $1.2 million.

Outstanding share data

At July 16, 2018, we had 131,467,266 common shares issued and outstanding. At July 16, 2018, we had outstanding 6,521,740 warrants with an exercise price of $1.52 each, 9,076,043 stock options with a weighted-average exercise price of $0.61, 1,136,629 deferred share units, and 400,002 restricted share units. Upon exercise of all of the foregoing convertible securities, the Company would be required to issue an aggregate of 17,150,027 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our May 31, 2018 unaudited interim consolidated financial statements which are available on the Company’s SEDAR profile at www.sedar.com and on the Company’s EDGAR profile at www.sec.gov.

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

Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, investments, and accounts payable and accrued liabilities. The fair value of the financial instruments approximates their carrying value due to the short-term nature of their maturity. Our financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities.  Our investments are held for trading and are marked-to-market at each period end with changes in fair value recorded to the statement of loss. Our financial instruments are subject to the following risks:

(e)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at May 31, 2018 is limited to the Canadian dollar consisting of cash of C$1.8 million, deposit amounts of C$0.1 million, investments of C$0.3 million and accounts payable of C$0.4 million. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $0.2 million.

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

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage liquidity risk through the management of the capital structure and financial leverage. Future financings may be obtained through debt financing, equity financing, sales of investments, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. Our financing completed this year is disclosed under the section titled “Corporate Developments”.  Our contractually obligated cash flow is disclosed under the section titled “Contractual Obligations.”

(h)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2018, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

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

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2018. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation.

Item 1A.	Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 2, 2018, which is available on SEDAR www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

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

Date: July 16, 2018	TRILOGY METALS INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)
3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)
3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

