Form 10-Q
period 2018-08-31
Trilogy Metals Inc.
filed 2018-10-05
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 4, 2018, the registrant had 131,555,020 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Trilogy Metals Inc.

Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	August 31, 2018 $	November 30, 2017 $
Assets
Current assets
Cash and cash equivalents	30,468	5,391
Accounts receivable	57	470
Deposits and prepaid amounts	646	837
Investments (note 3)	-	2,516
	31,171	9,214
Plant and Equipment (note 4)	363	478
Mineral properties and development costs (note 5)	30,587	30,587
	62,121	40,279
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	3,964	4,249
	3,964	4,249

Mineral properties purchase option (note 5(c))	20,800	10,365
	24,764	14,614
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued -131,533,953 (2017 – 105,684,523)	164,034	136,525
Warrants (note 7(c))	2,253	2,163
Contributed surplus	122	124
Contributed surplus – options (note 7(a))	19,011	18,402
Contributed surplus – units (note 7(b))	1,425	1,319
Deficit	(149,488)	(132,868)
	37,357	25,665
	62,121	40,279

Commitments and contingencies (notes 5, 9)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended		For the nine months ended
	August 31, 2018 $	August 31, 2017 $	August 31, 2018 $	August 31, 2017 $
Expenses

Amortization	39	27	122	66
Foreign exchange loss (gain)	15	(592)	(29)	(542)
General and administrative	376	273	1,175	1,050
Investor relations	59	107	261	263
Mineral properties expense (note 5(d))	9,051	8,471	12,657	10,407
Professional fees	13	86	286	404
Salaries	286	218	738	683
Salaries – stock-based compensation	204	104	1,277	603
Total expenses	10,043	8,694	16,487	12,934
Other items
Loss on held for trading investments	12	313	272	1,482
Loss on disposal of equipment	-	8	-	8
Interest and other income	(135)	(23)	(229)	(46)
Loss and comprehensive loss for the period	9,920	8,992	16,530	14,378

Basic and diluted loss per common share	$0.08	$0.09	$0.14	$0.14
Weighted average number of common shares outstanding	131,470,146	105,581,406	118,530,242	105,524,598

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2016	105,286,469	136,357	2,163	124	18,134	1,140	(111,764)	46,154
Exercise of options	171,458	54	-	-	(54)	-	-	-
Restricted Share Units	209,198	83	-	-	-	(173)	-	(90)
Stock-based compensation	-	-	-	-	312	291	-	603
Loss for the period	-	-	-	-	-	-	(14,378)	(14,378)
Balance – August 31, 2017	105,667,125	136,494	2,163	124	18,392	1,258	(126,142)	32,289

Balance – November 30, 2017	105,684,523	136,525	2,163	124	18,402	1,319	(132,868)	25,665
Bought deal financing (Note 7)	24,784,482	28,750	90	-	-	-	(90)	28,750
Share issuance costs	-	(1,805)	-	-	-	-	-	(1,805)
Exercise of options	263,928	105	-	-	(105)	-	-	-
Restricted Share Units	800,000	457	-	-	-	(457)	-	-
NovaGold DSU Conversion	1,020	2	-	(2)	-	-	-	-
Stock-based compensation	-	-	-	-	714	563	-	1,277
Loss for the period	-	-	-	-	-	-	(16,530)	(16,530)
Balance – August 31, 2018	131,533,953	164,034	2,253	122	19,011	1,425	(149,488)	37,357

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

(unaudited)

in thousands of US dollars

	For the nine months ended
	August 31, 2018 $	August 31, 2017 $
Cash flows used in operating activities
Loss for the period	(16,530)	(14,378)
Items not affecting cash	-	-
Amortization	122	66
Loss on disposal of equipment	-	8
Loss on held for trading investments	272	1,424
Unrealized foreign exchange loss (gain)	(52)	(472)
Stock-based compensation	1,277	603
Net change in non-cash working capital
Decrease (Increase) in accounts receivable	413	(294)
Decrease (Increase) in deposits and prepaid amounts	191	(140)
(Increase) Decrease in accounts payable and accrued liabilities	(285)	4,116
	(14,592)	(9,067)
Cash flows from (used in) financing activities

Proceeds from bought deal financing (note 7)	28,750	-
Share issuance cost	(1,805)	-
Settlement of Restricted Share Units	-	(90)
	26,945	(90)
Cash flows from (used in) investing activities
Acquisition of plant & equipment	(7)	(209)
Mineral properties funding (note 5 (c))	10,435	10,000
Proceeds from the sale of investments, net of fees	2,297	2,180
	12,725	11,971
Increase in cash and cash equivalents	25,078	2,814
Effect of exchange rate on cash and cash equivalents	(1)	51
Cash and cash equivalents – beginning of period	5,391	7,340
Cash and cash equivalents – end of period	30,468	10,205

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1.	Nature of operations

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

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of August 31, 2018 and our results of operations and cash flows for the nine months ended August 31, 2018 and August 31, 2017. The results of operations for the nine months ended August 31, 2018 are not necessarily indicative of the results to be expected for the year ending November 30, 2018.

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

These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 4, 2018.

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

In March 2016, the FASB issued new guidance on classifying and measuring financial instruments (“ASU 2016-02”). This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company has analyzed the impact of the update and determined that the changes to classification and measurement of financial instruments are not expected to have an impact as the Company’s prior year equity investments which were held at fair value with changes recorded to the statement of loss and comprehensive loss. The remaining changes in the update do not have an effect on the Company’s accounting for financial instruments. The standard will be effective for the Company for the fiscal year ending November 30, 2019.

iii.	Stock-based compensation

In March 2016, the FASB issued new guidance simplifying the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows (“ASU 2016-09”). This update is effective for annual reporting periods beginning after December 15, 2016. The Company has adopted this guidance and made the policy choice of estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. This policy choice is consistent with the Company’s previous practice and therefore, no adjustments were necessary on adoption. The remaining changes in the update do not have an effect on the Company’s accounting for stock-based compensation.

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

v.	Accounting for certain financial instruments with down round features

In July 2017, the FASB issued a two-part Accounting Standards Update (“ASU”), No. 2017-11, Earnings Per Share (ASC 260), Distinguishing Liabilities from Equity (ASC 480), Derivatives and Hedging (ASC 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Under the guidance, entities will no longer consider a down round feature when determining whether a free-standing financial instrument or an embedded feature that contains a down round feature is considered indexed to the entity’s own stock under ASC 815-40 which is required for a freestanding financial instrument to be classified in shareholder’s equity and may exempt an embedded feature from bifurcation and derivative accounting. Entities will recognize the effect of a down round feature only when it is triggered.

ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. The Company has adopted this guidance for the fiscal year ended November 30, 2018.

3.	Investments

On September 1, 2016, Trilogy acquired 5,000,000 common shares of GoldMining Inc. (“GMI”), formerly Brazil Resources Inc., a public company listed on the TSX-Venture exchange, and 1,000,000 warrants, with each warrant exercisable into one common share of GMI until September 1, 2018 at an exercise price of CAD$3.50, through its sale of Sunward Investments Ltd.

The common shares and warrants received have been designated as held-for-trading financial assets and classified as current investments.

in thousands of dollars

	August 31, 2018 $	November 30, 2017 $
Current investments	-	2,516

During the nine-month period ended August 31, 2018, the Company sold 2,365,000 (2017 – 1,519,000) common shares of GMI for proceeds of $2.3 million (2017 – $2.2 million) and realized a loss on sale of $0.3 million (2017 - $0.2 million). During the period, the Company recorded an unrealized gain on the common shares and warrants of GMI of Nil (2017 - loss of $1.3 million).

As at August 31, 2018, the Company held Nil (2017 – 3,371,000) common shares of GMI and 1,000,000 (2017 – 1,000,000) warrants expiring September 1, 2018 which were valued at $Nil using the Black-Scholes option pricing model at period end. All the warrants expired unexercised on September 1, 2018.

4.	Plant and equipment

in thousands of dollars

	August 31, 2018
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(14)	49
Leasehold improvements	53	(8)	45
Computer hardware and software	115	(108)	7
Alaska, USA
Machinery, and equipment	3,178	(2,939)	239
Vehicles	348	(327)	21
Computer hardware and software	35	(33)	2
	3,792	(3,429)	363

in thousands of dollars

	November 30, 2017
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(4)	59
Leasehold improvements	85	(34)	51
Computer hardware and software	108	(105)	3
Alaska, USA
Machinery, and equipment	3,178	(2,855)	323
Vehicles	348	(309)	39
Computer hardware and software	35	(32)	3
	3,817	(3,339)	478

5.	Mineral properties and development costs

in thousands of dollars

	November 30, 2017 $	Acquisition costs $	August 31, 2018 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

in thousands of dollars

	November 30, 2016 $	Acquisition costs $	November 30, 2017 $
Alaska, USA
Ambler (a)	26,586	1	26,587
Bornite (b)	4,000	-	4,000
	30,586	-	30,587

(a)	Ambler

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

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three-year period, which funds will be used to execute a mutually agreed upon program at the UKMP. The funds provided by South32 may only be expended based on the approved program. Provided that all the exploration data and information has been made available to South32 by no later than December 31 of each year, South32 must decide by the end of January of the following year whether: (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. If the election to fund a further tranche is not made in January, South32 has until the end of March to exercise the option to form the JV LLC and make the subscription payment.

During the year ended November 30, 2017, the Company received the first payment of $10.0 million and these funds were expended on the year 1 program at the Bornite Project. In October 2017, the Company received $0.4 million as a first instalment towards the year 2 program and budget to begin preparatory work. During the nine months ended August 31, 2018, the Company received payments totaling $10.4 million following the approval of the year 2 program and budget in January 2018, including a $0.80 million advance on South32’s year three funding obligation per the Option Agreement. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

As the initial option payments are credited against the future subscription price upon exercise, the Company has accounted for the payment received as deferred consideration for the purchase of the UKMP interest. At such time as the option is exercised, the initial payments received to that date will be recognized as part of the consideration received for the Company’s contribution of the UKMP into JV LLC. If South 32 withdraws from the Option Agreement, the consideration will be recognized as income in the statement of loss at that time.

The option to form the JV LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period. The Company determined that the fair value of the option is still $nil as at August 31, 2018.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods.

In thousands of dollars

	Three months ended August 31, 2018 $	Three months ended August 31, 2017 $	Nine months ended August 31, 2018 $	Nine months ended August 31, 2017 $
Alaska, USA
Community	81	67	324	201
Drilling	3,624	3,194	3,804	3,284
Engineering	259	1,085	785	1,508
Environmental	326	122	488	181
Geochemistry and geophysics	420	146	1,066	151
Land and permitting	118	215	463	667
Project support	2,703	2,307	3,381	2,641
Other income	-	(26)	(20)	(26)
Wages and benefits	1,520	1,361	2,366	1,800
Mineral property expense	9,051	8,471	12,657	10,407

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to August 31, 2018 is $91.0 million and cumulative acquisition costs are $30.6 million totaling $121.6 million spent to date.

6.	Accounts payable and accrued liabilities

in thousands of dollars

	August 31, 2018 $	November 30, 2017 $
Trade accounts payable	3,021	2,767
Accrued liabilities	838	1,293
Accrued salaries and vacation	105	189
Accounts payable and accrued liabilities	3,964	4,249

7.	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2016	105,286,469	136,357
Exercise of options	188,856	85
Restricted Share Units	209,198	83
November 30, 2017	105,684,523	136,525
Bought deal financing	24,784,482	28,750
Share issuance costs	-	(1,805)
Exercise of options	263,928	105
Restricted Share Units	800,000	457
NovaGold DSU Conversion	1,020	2
August 31, 2018, issued and outstanding	131,533,953	164,034

On April 20, 2018, the Company completed a bought-deal financing for gross proceeds of $28.8 million by issuing 24,784,482 common shares at $1.16 per common share. Expenses including bank commissions, legal fees, stock exchange and other fees totaled $1.8 million for net proceeds of $26.9 million.

As of August 31, 2018, 11,927 NovaGold DSUs remain outstanding representing a right to receive 1,988 common shares in Trilogy, which will settle upon certain directors retiring from the board of NovaGold Resources Inc.

(a)	Stock options

During the nine-month period ended August 31, 2018, the Company granted 2,395,000 options (2017 – 1,695,000 options) at a weighted-average exercise price of CAD$1.15 (2017 – CAD$0.72) to employees, consultants and directors exercisable for a period of five years with various vesting terms between nil and two years. The weighted-average fair value attributable to options granted in the period was $0.43.

For the nine-month period ended August 31, 2018, Trilogy recognized a stock-based compensation charge of $0.71 million (2017– $0.31 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

	August 31, 2018
Risk-free interest rates		1.59%
Exercise price	CAD$	1.18
Expected life		3.0 years
Expected volatility		77.9%
Expected dividends		Nil

As of August 31, 2018, there were 1,586,676 non-vested options outstanding with a weighted average exercise price of $0.85; the non-vested stock option expense not yet recognized was $0.64 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the nine-month period ended August 31, 2018 is as follows:

	August 31, 2018
	Number of options	Weighted average exercise price $
Balance – beginning of the year	7,127,500	0.54
Granted	2,395,000	0.88
Exercised	(412,732)	0.58
Forfeited	(70,000)	1.10
Expired	(25,000)	1.52
Balance – end of period	9,014,768	0.62

The following table summarizes information about the stock options outstanding at August 31, 2018.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.34 to $0.50	4,006,433	1.95	0.40	4,006,433	0.40	-
$0.51 to $1.00	4,663,335	3.15	0.74	3,329,993	0.75	1,333,342
$1.01 to $1.49	345,000	4.84	1.47	91,666	1.19	253,334
	9,014,768	2.68	0.62	7,428,092	0.57	1,586,676

The aggregate intrinsic value of vested share options (the market value less the exercise price) at August 31, 2018 was $9.2 million (2017 - $2.8 million) and the aggregate intrinsic value of exercised options for the nine months ended August 31, 2018 was $0.4 million (2017 - $0.15 million).

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

A summary of the Company’s unit plans and changes during the nine month period ended August 31, 2018 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the year	600,002	1,041,231
Granted	600,000	109,670
Vested/paid	(800,000)	-
Balance – end of period	400,002	1,150,901

For the nine months ended August 31, 2018, Trilogy recognized a stock-based compensation charge of $0.56 million (2017- $0.29 million), net of estimated forfeitures.

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

(c)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the nine months ended August 31, 2018 is as follows:

	Number of warrants	Years to expiry	Exercise price $
Balance – beginning of the year	6,521,740	1.60	1.60
Balance – end of period	6,521,740	0.84	1.52

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The Company’s investments were held for trading and were marked-to-market at each period end with changes in fair value recorded to the statement of loss.

Financial risk management

The Company’s activities expose it to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at August 31, 2018 is limited to the Canadian dollar consisting of cash of CAD$1.0 million, deposit amounts of CAD$0.1 million and accounts payable of CAD$0.5 million. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $0.1 million.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions. The Company’s accounts receivable consists of Canadian Goods and Services Tax receivable from the Federal Government of Canada and other receivables for recoverable expenses. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at August 31, 2018 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	3,964	3,964	-	-	-
Office lease (note 9)	1,128	175	182	596	175
	5,092	4,139	182	596	175

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2018, a 1% change in interest rates would result in a change in net loss of $0.3 million, assuming all other variables remain constant.

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

in thousands of dollars

	August 31, 2018 $			November 30, 2017 $
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Current investments – shares	-	-	-	2,516	-	-

During the nine-month period ended August 31, 2018, the Company disposed of its remaining shares of GMI, a publicly-held mineral exploration company. The share investments were recorded as current investments and were valued using quoted market prices in active markets and as such are classified as a Level 1 financial instrument.

9.	Commitment

The Company has commitments in respect of its office lease (denominated in Canadian dollars converted at the foreign exchange rate at the end of the quarter) requiring future minimum lease payments from the date as follows:

in thousands of dollars

August 31, 2018 $
One year	175
Years 2 through 5	778
Beyond 5 years	175
Total	1,128

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated October 4, 2018 and provides an analysis of our unaudited interim financial results for the quarter ended August 31, 2018 compared to the quarter ended August 31, 2017.

The following information should be read in conjunction with our August 31, 2018 unaudited interim consolidated financial statements and related notes, including recent accounting pronouncements, which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2017. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Description of business

We are an exploration company focused on exploring and developing our base, precious and critical metal mineral holdings in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US Inc., which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”), consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project (the “Bornite Project”).

Project activities

Arctic Project

In a press release dated January 18, 2018, the Company announced additional in-fill drill results at its Arctic Project from the 2017 field program which included 785.2 meters of diamond drilling to collect representative sample material to conduct bulk ore sorting studies for the Arctic deposit. An additional 273.8 meters of sonic drilling was completed to collect geotechnical, hydrological, geothermal (permafrost), and hydrogeological information for the tailings management facilities and waste rock dump for the project in support of the Pre-Feasibility Study titled “Arctic Project, Northwest Alaska, USA, NI 43-101 Technical Report on Pre-Feasibility Study” with an effective date of February 20, 2018 and a release date of April 6, 2018 (the “Arctic PFS”).

In a press release dated February 20, 2018, the Company announced the results of its Arctic PFS. These results convert indicated mineral resources at Arctic to probable mineral reserves.

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

The Arctic PFS was prepared under National Instrument 43-101 standards by independent consultant, Ausenco Engineering Canada Inc. (“Ausenco”) of Vancouver, Canada and the full technical report was filed on SEDAR on April 6, 2018 and on EDGAR on April 12, 2018. The Company also engaged Amec Foster Wheeler (“Amec”) to complete mine planning and SRK Consulting (Canada) Inc. (“SRK”) to complete tailings and waste design, hydrology and water management studies. Please see the Arctic PFS for additional information on the Arctic Project.

In a press release dated May 29, 2018, the Company announced that our board of directors approved a $6.7 million budget to advance the Arctic Project towards feasibility and permitting. The focus of the Arctic work program for the remainder of the year is to be on geotechnical and hydrological engineering studies at the Project’s proposed waste and tailings sites with the objective to advance the engineering design for these facilities to a feasibility level of study. Approximately 25geotechnical and hydrological drill holes have recently been completed to support this effort. The Company also expects to gather extensive environmental data for a variety of studies to support the anticipated submission of a mine permit application in 2019.

Bornite Project

In a press release dated December 4, 2017, the Company announced the final set of drill results at the Bornite Project from the 2017 exploration drill program and in a press release dated January 10, 2018, the Company announced the results of a metallurgical test work program demonstrating that a high quality, 30% copper concentrate containing no deleterious metals can be produced at the currently defined in-pit resource at the Bornite Project.

In a press release dated December 14, 2017, the Company announced that South32 Limited (“South32”) had committed to fund the second tranche of $10 million under an Option Agreement on the UKMP entered into on April 10, 2017 (“Option Agreement”). The funds necessary to maintain the Option Agreement in good standing were fully received during the first quarter. On May 3, 2018 the Company announced work had been initiated to estimate a cobalt resource for the Bornite Project and on June 5, 2018 the Company announced a maiden cobalt resource and a full technical report titled “NI 43-101 Technical Report on the Bornite Project, Northeast Alaska, USA” (the “Bornite Project”) was filed on SEDAR and EDGAR on July 20, 2018 with the following highlights:

•	At a base case 0.50% copper cut-off grade, and within the combined Indicated and Inferred Cu resource pit shell, the Bornite Project is estimated to contain in-pit Inferred Resources of 124.6 million tonnes grading 0.017% Co containing 45 million pounds of cobalt (see Table 1 for details).
•	Below the resource limiting pit shell and at a base case cut-off grade of 1.5% copper, the Bornite Project is estimated to contain additional Inferred Resources of 57.8 million tonnes grading 0.025% Co containing 32 million pounds of cobalt.
•	Total Inferred Resources (in-pit and below-pit) of 182.4 million tonnes grading 0.019% Co for 77 million pounds of contained cobalt (see Table 1 for details).

Table 1: Estimate of Cobalt Mineral Resources for the Bornite Deposit

Type	Cut-off (Cu%)	Tonnes (million)	Average Grade Co (%)	Contained Metal Co (Mlbs)
In-Pit	0.5	124.6	0.017	45
Below-Pit	1.5	57.8	0.025	32
Total Inferred		182.4	0.019	77

1.	Resources stated as contained within a pit shell developed using a metal price of $3.00/lb Cu, mining costs of $2.00/tonne, milling costs of $11/tonne, G&A cost of $5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
3.	U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It is reasonably expected that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with additional exploration.

Please see the Bornite Report for additional information on the Bornite Project.

In a press release dated August 23, 2018, the Company announced its first drill results from the 2018 exploration program at the Bornite Project. The Company received, on an expedited basis, initial assay results from drill hole RC18-0247. At a copper cut-off grade of 1.5%, RC18-0247 contains an interval of 16.4 metres grading 5.34% copper and 0.21% cobalt. The mineralized interval was intersected at a depth of 791.9 metres (total mineralized interval was between 791.9 metres to 808.3 metres). The high-grade mineralized zone in RC18-0247 consists of massive chalcopyrite occurring as breccia infill with intergrown pyrite and within dolomite-quartz veins as centimetre scale blebs. Bornite and chalcocite mineralization replace chalcopyrite within the breccia matrix in the highest-grade intervals from 795.9 to 799.3 metres and 803.9 to 808.3 metres. Large (4 to 10 centimetres wide) carbonate/quartz veins also host a chalcopyrite-bornite-chalcocite mineral assemblage. Massive cobaltiferous pyrite occurs as 10 to 20-centimetre-wide stringers between the two higher grade zones. The Company also announced that South32 had agreed to increase its contributions to this year’s Bornite drilling program by funding an additional $800,000 to the Company. The additional funding will reduce South32’s 2019 minimum exploration budget commitment of $10 million to $9.2 million. The $800,000 has allowed the Company to add two drill rigs to the Bornite program that completed four holes totaling approximately 2,170 metres.

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

Certain large shareholders participated in the Offering with South32 purchasing approximately 40% or $11.5 million, Electrum Strategic Opportunities Fund L.P. taking approximately 20% or $5.8 million, The Baupost Group LLC taking approximately 10% or $2.8 million, and Selz Capital LLC taking approximately 4% or $1.2 million of the common shares. South32’s involvement in this financing represented the maximum allocation of their rights to participate, to a minimum of 20% to a maximum of 40%, in future financings, private or public, subject to a maximum aggregate ownership of 19.9% in the Company.

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

Outlook

The 2018 program and budget at the Bornite Project of $10 million, which includes in-fill and off-set drilling to better define and expand the high - grade copper resources at Bornite, was increased during the quarter to $10.8 million with a focus on adding additional drilling towards the end of the field program. Camp opened during mid-May and a seismic program was completed in early June. Results from the seismic program have now been received and the technical teams at the Company and South32 intend to meet later this year to review and analyze the information collected.

Three drill rigs started up in June to complete a planned field program of approximately 8,000 meters of drilling. Two drill rigs were added towards the end of the field season for an additional 1,500 to 2,100 meters of drilling. Initial assay results from hole RC18-0247 were released in a press release dated August 23, 2018 with results from the remainder of the drilling program anticipated to be released throughout the fall. Drilling at the Bornite Project completed on September 19, 2018.

The 2018 program and budget at the Arctic Project of $6.7 million includes the work performed to date on the Arctic PFS and work to advance the Arctic Project towards feasibility and permitting. In May 2018, the Company completed an ore sorting test at the Steinert facility in Walton, Kentucky and a summary report has been received from Steinert. The Company and Ausenco are reviewing operating and capital cost implications of incorporating ore sorting into the overall design to decide if ore sorting will be included into the final feasibility design or not. Results from this review are expected by the end of the year. One drill started up in June at Arctic to collect feasibility level geotechnical and hydrological data for the tailings dam and waste storage facility sites identified in the Arctic PFS. Approximately 695 meters of geotechnical and hydrological drilling was completed. Engineering studies are planned to include additional metallurgical, tailings and waste dump design, water treatment and water balance studies to support permitting and the feasibility study. In addition, we continue to collect baseline environmental data on hydrology, meteorology and archeology. We are preparing for the submission of permits for the Arctic mine in 2019.

We will be continuing to work closely with The Alaska Industrial Development and Export Authority (“AIDEA”) (the proponent for the Ambler Mining District Industrial Access Project (“AMDIAP”)) to advance the permitting process on the AMDIAP throughout 2018. On April 30, 2018 the Bureau of Land Management (“BLM”) released the Ambler Road Environmental Impact Statement Scoping Summary Report. Permitting of the AMDIAP under the National Environmental Policy Act (“NEPA”) Environmental Impact Statement (“EIS”) process has now concluded the “Scoping Phase” of permitting and has moved to the “Draft EIS Phase”. Per the BLM’s website, the Draft EIS is scheduled to be released for public comment by the end of March 2019.

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

Arctic Project

The Ambler lands, which host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized targets within a 100-kilometer-long volcanogenic massive sulfide (“VMS”) belt, are owned by NovaCopper US. The Ambler lands are located in Northwestern Alaska and consist of 114,500 acres (46,337 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

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

Summary of results

in thousands of dollars,

except for per share amounts

	Three months ended		Nine months ended
Selected expenses	August 31, 2018 $	August 31, 2017 $	August 31, 2018 $	August 31, 2017 $
General and administrative	376	273	1,175	1,050
Mineral properties expense	9,051	8,471	12,657	10,407
Professional fees	13	86	286	404
Salaries	286	218	738	683
Salaries – stock-based compensation	204	104	1,277	603
Investor relations	59	107	261	263
Loss and comprehensive loss for the period	9,920	8,992	16,530	14,378
Basic and diluted loss per common share	$0.08	$0.09	$0.14	$0.14

For the three months ended August 31, 2018, Trilogy reported a net loss of $9.9 million (or $0.08 basic and diluted loss per common share) compared to a net loss of $9.0 million for the corresponding period in 2017 (or $0.09 basic and diluted loss per common share). This variance was primarily due to the difference in mineral properties expense due to the size and timing of the field programs. An increase of $0.6 million of mineral property expenses occurred during the three months ended August 31, 2018 compared to the three months ended August 31, 2017.

Other differences noted for the comparable periods were i) an increase in general and administrative expenses to support the increased field program at the UKMP; ii) a slight decrease in professional fees as legal fees associated with an equity financing in the second quarter have all been capitalized under share issue costs; iii) an increase in salaries and stock-based compensation due to new hires in the quarter as well as the granting of additional stock options and iv) a decrease in investor relations expenses as costs associated with the analyst tours of the projects have been captured under general and administrative expenses.

The basic and diluted loss per common share of $0.08 for the three months ended August 31, 2018 has decreased from the basic and diluted loss per common share of $0.09 for the three months ended August 31, 2017 due primarily by the activities affecting the loss for the period as described above, offset by an increase in the weighted average number of shares outstanding for the three months ended August 31, 2018.

For the nine months ended August 31, 2018, Trilogy reported a net loss of $16.5 million (or $0.14 basic and diluted loss per common share) compared to a net loss of $14.4 million for the corresponding period in 2017 (or $0.14 basic and diluted loss per common share). This variance was primarily due to the increased activity level at our projects which are recorded as mineral properties expense. An increase of $2.3 million of mineral property expenses occurred during the nine months ended August 31, 2018 compared to the nine months ended August 31, 2017 due to the work performed for the Arctic PFS in 2018 with no comparable activity in 2017. Similar to the activity levels for the three months ended August 31, 2018, other differences noted relate to i) a small increase in general and administrative expenses; ii) a decrease in professional fees as legal costs related to the financing completed on April 20, 2018 are recorded as issuance costs in shareholders equity; iii) and a slight increase in salaries due to new hires as well as a significant increase in stock based compensation due to the accelerated amortization of new options that were granted during the nine month period ended August 31, 2018.

The basic and diluted loss per common share of $0.14 for the nine months ended August 31, 2018 is consistent with the basic and diluted loss per common share of $0.14 for the nine months ended August 31, 2017. The operating activities increasing the loss as described above have been offset by the dilutive effect of an increase in the weighted average number of shares outstanding for the nine months ended August 31, 2018.

Selected financial data

Quarterly information

in thousands of dollars,

except per share amounts

	Q3 2018	Q2 2018	Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017	Q4 2016
	08/31/18 $	05/31/18 $	02/28/18 $	11/30/17 $	08/31/17 $	05/31/17 $	02/28/17 $	11/30/16 $
Interest and other income	135	77	17	13	23	12	11	10
Mineral property expenses	9,051	2,475	1,131	4,693	8,471	1,297	639	970
Income (loss) from discontinued operations for the period	-	-	-	-	-	-	-	4,561
Earnings (loss) for the period	(9,920)	(3,664)	(2,946)	(6,726)	(8,992)	(2,390)	(2,996)	2,736
Earnings (loss) per common share – basic and diluted	(0.08)	(0.03)	(0.03)	(0.06)	(0.09)	(0.02)	(0.03)	0.03

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting and issuance of shares. Realized and unrealized losses or gains on held for trading investments had significant movements period-to-period which affect the quarterly earnings or loss for the period. The investments consisted of common shares and warrants in GoldMining Inc. (“GMI”) acquired as consideration for the sale of Sunward Investments Limited (“Sunward”) and its Titiribi gold-copper exploration project in Colombia on September 1, 2016. All shares of GMI were disposed of during the quarter ended August 31, 2018 and had a negligible impact on the loss for the period as the unrealized accounting losses offset the realized gains on disposition. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of Sunward in the fourth quarter of 2016 and financing activities in the second quarter of 2018.

Our loss for the third quarter ended August 31, 2018 of $9.9 million is a significant increase from the second quarter ended May 31, 2018 and is primarily due to mineral property expenditures. Mineral property expenditures during the third quarter were $6.6 million more than the second quarter ended May 31, 2018 reflecting the increased activity at both projects as the drilling program became fully operational during the third quarter. These costs were off-set by a $0.2 million reduction in salaries and stock-based compensation, professional fees and general and administrative expenses, respectively.

Our loss for the second quarter ended May 31, 2018 of $3.7 million has increased over the loss for the first quarter ended February 28, 2017 of $3.0 million due to an increase in mineral property expenses related specifically to the work performed on the Arctic PFS results of which were released on February 20, 2018 with work related to writing and filing of the technical report performed during the second quarter prior to filing on April 6, 2018. Our loss for the first quarter ended February 28, 2018 of $2.9 million was lower compared to two prior quarterly periods and reflects the seasonality of the mineral property expenses which are mostly incurred during the summer and fall field season.

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

Liquidity and capital resources

At August 31, 2018, we had $30.5 million in cash and cash equivalents and working capital of $27.2 million. The increase in cash and working capital was a result of fully receiving the $10.0 million Year 2 funding from South32 as well as a $0.8 million third tranche advance and closing of a bought-deal financing for net proceeds of $26.9 million.

We expended $14.6 million on operating activities during the nine months ended August 31, 2018 compared with $9.1 million for operating activities for the same period in 2017. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative, salaries and professional fees. During the nine months ended August 31, 2018, we generated $2.3 million (2017 - $2.2 million) in proceeds from the sale of investments. As at August 31, 2018 we have sold all 5 million GoldMining Inc. (“GMI”) shares for gross proceeds of C$7.6 million. The proceeds were used for general operating activities.

As at August 31, 2018 the Company continues to manage its cash expenditures and management believes that the working capital available is sufficient to meet its operational requirements for the next three years.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at August 31, 2018 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	3,964	3,964	-	-	-
Office lease	1,128	175	182	596	175
	5,092	4,139	182	596	175

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office spaces with a remaining total commitment of $1.1 million.

Outstanding share data

At October 4, 2018, we had 131,555,020 common shares issued and outstanding. At October 4, 2018, we had outstanding 6,521,740 warrants with an exercise price of $1.52 each, 8,974,768 stock options with a weighted-average exercise price of $0.62, 1,150,901 deferred share units, 400,002 restricted share units and 11,927 NovaGold deferred share units entitling the holder to receive one common share for every six NovaGold shares received. Upon exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 17,049,400 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our August 31, 2018 unaudited interim consolidated financial statements which are available on the Company’s SEDAR profile at www.sedar.com and on the Company’s EDGAR profile at www.sec.gov.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at August 31, 2018 is limited to the Canadian dollar consisting of cash of C$1.0 million, deposit amounts of C$0.1 million and accounts payable of C$0.5 million. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $0.1 million.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2018, a 1% change in interest rates would result in a change in net loss of $0.3 million, assuming all other variables remain constant.

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

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2018. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: October 4, 2018	TRILOGY METALS INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

