Form 10-K
period 2018-11-30
Trilogy Metals Inc.
filed 2019-02-11
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As at May 31, 2018, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $111 million. As of February 8, 2019, the registrant had 131,585,612 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2019, in connection with the registrant’s 2019 annual meeting of stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TRILOGY METALS INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Trilogy” refer to Trilogy Metals Inc., formerly NovaCopper Inc. (“Trilogy”), a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2018.

CURRENCY

All dollar amounts are in United States currency unless otherwise stated. References to C$ or CDN$ refer to Canadian currency, and $ or US$ to United States currency.

FORWARD-LOOKING STATEMENTS

The information discussed in this annual report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and applicable Canadian securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating anticipated activity with respect to the Ambler Mining District Industrial Access Project (“AMDIAP”), the Company’s plans and expectations relating to the Upper Kobuk Mineral Projects, completion of transactions, market prices for precious and base metals, the results of the Arctic PFS (as defined herein) or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves;

•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;

•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;

•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;

•	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority (“AIDEA”) will build the AMDIAP;

•	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;

•	none of the Company’s mineral properties are in production or are under development;
•	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares (“Common Shares”), diluting voting power and reducing future earnings per share;

•	commodity price fluctuations;

•	our history of losses and expectation of future losses;

•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

•	uncertainty related to inferred mineral resources;

•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

•	risks related to market events and general economic conditions;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;

•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;

•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

•	uncertainty related to title to our mineral properties;

•	risks related to the acquisition and integration of operations or projects;

•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

•	our need to attract and retain qualified management and technical personnel;

•	risks related to conflicts of interests of some of our directors and officers;

•	risks related to potential future litigation;

•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
•	risks related to global climate change;

•	risks related to adverse publicity from non-governmental organizations;

•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”);
•	increased regulatory compliance costs, associated with rules and regulations promulgated by the SEC, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”);

•	uncertainty as to the volatility in the price of the Company’s Common Shares;
•	the Company’s expectation of not paying cash dividends; and

•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company.

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

Our forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made. In connection with the forward-looking statements contained herein, we have made certain assumptions about our business, including about:

•	our ability to achieve production at our Arctic and Bornite Projects;

•	the accuracy of our mineral resource estimates;

•	the results, costs and timing of future exploration drilling and engineering;

•	timing and receipt of approvals, consents and permits under applicable legislation;

•	the adequacy of our financial resources;

•	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties;

•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

•	there being no significant disruptions affecting operations, whether relating to labor, supply, power, damage to equipment or other matters;

•	expected trends and specific assumptions regarding metal prices and currency exchange rates; and

•	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS

Unless otherwise indicated, all resource estimates, and any reserve estimates, included or incorporated by reference in this annual report on Form 10-K have been, and will be, prepared in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. NI 43-101 permits the disclosure of an historical estimate made prior to the adoption of NI 43-101 that does not comply with NI 43-101 to be disclosed using the historical terminology if the disclosure: (a) identifies the source and date of the historical estimate; (b) comments on the relevance and reliability of the historical estimate; (c) to the extent known, provides the key assumptions, parameters and methods used to prepare the historical estimate; (d) states whether the historical estimate uses categories other than those prescribed by NI 43-101; and (e) includes any more recent estimates or data available.

Canadian standards, including NI 43-101, differ significantly from the requirements of the SEC, and reserve and resource information contained or incorporated by reference into this annual report on Form 10-K may not be comparable to similar information disclosed by U.S. companies. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserves”. Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their economic and legal feasibility. Under Canadian rules, subject to certain exceptions, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and any reserves reported by us in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. We have no known reserves as defined in SEC Industry Guide 7. Accordingly, information concerning mineral deposits set forth herein may not be comparable to similar information made public by United States companies subject to reporting and disclosure requirements under United States federal securities laws and the rules and regulations thereunder.

GLOSSARY OF TECHNICAL TERMS

We estimate and report our resources and reserves according to the definitions set forth in NI 43-101. We will modify and reconcile the reserves as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

The following technical terms defined in this section are used throughout this Form 10-K:

“AA” is atomic absorption.

“Ag” is the chemical symbol for silver.

“AMT” is audio-magnetotelluric.

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

“grade” is the measure of concentration of metal within mineralized rock.

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

CIM Definition Standards, adopted by CIM Council on May 10, 2014:

“feasibility study” means a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of applicable modifying factors together with any other relevant operational factors and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that the extraction is reasonably justified (economically mineable). The results of the study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project. The confidence level of the study will be higher than that of a pre-feasibility study.

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

TECHNICAL INFORMATION

Andrew West, a Qualified Person under NI 43-101 and an employee and Exploration Manager of the Company has reviewed and approved the scientific and technical information contained in this Annual Report on Form 10-K.

PART I

Item 1.   BUSINESS

Our principal business is the exploration and development of our Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or “UKMP Projects”) located in the Ambler mining district in Northwest Alaska, United States, comprising the (i) Arctic Project, which contains a high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit (“Arctic Project”); and (ii) Bornite Project, which contains a carbonate-hosted copper deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing our projects through technical, engineering and feasibility studies so that production decisions can be made on those projects. Our UKMP Projects are held by a wholly-owned subsidiary, NovaCopper US Inc. (dba Trilogy Metals US) (“Trilogy Metals US”), registered to do business in the State of Alaska.

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

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiary at November 30, 2018. All ownership is 100%.

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

Trilogy’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration of the Bornite Project and through the pursuit of similarly attractive mining projects. We plan to:

•	advance the Arctic Project towards development with key activities including increased definition of the NI 43-101 mineral resources and reserves contained in the 2018 Arctic Report (as defined below), technical studies to support completion of a pre-feasibility or feasibility study and the advancement of baseline environmental studies;

•	advance exploration in the Ambler mining district and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and

•	pursue project level or corporate transactions that are value accretive.

Significant Developments in 2018

•	On February 20, 2018, we issued a press release to announce Pre-Feasibility study (“PFS”) results and reserves for the Arctic Project. The PFS was based on a conventional 10,000 tonnes per day truck and shovel, single open pit mine and mill design. The sulphide flotation concentration circuit would produce copper, zinc and lead concentrates at recoveries of 90%, 91.7% and 80% for copper, zinc and lead, respectively. The PFS indicates a pre-tax net present value (“NPV”) of $1,935.2 million at the beginning of the three-year construction phase, with an internal rate of return of 38% based on projected long-term metal prices of $3.00/lb copper, $1.10/lb zinc, $1.00/lb lead and $18.00/oz silver. See the 2018 Arctic Report and “Properties” for additional information.

•

On April 6, 2018, we filed the corresponding technical report for the Company’s Arctic Project entitled “Arctic Project, Northwest Alaska, USA, NI 43-101 Technical Report on Pre-Feasibility Study” with an effective date of February 20, 2018, prepared by Ausenco Engineering Canada Inc. (the “2018 Arctic Report”). The technical report describes the PFS on the Arctic Project as discussed above. The 2018 Arctic Report supersedes the Company’s 2017 Arctic Report (as defined below).

•	On April 20, 2018, we issued a press release to announce the closing of our bought deal financing. The funds raised consisted of 24,784,482 Common Shares issued at $1.16 per share resulting in aggregate gross proceeds of approximately $28.7 million. We intend to use the net proceeds from the offering over the next three years to advance the Arctic Project towards feasibility and permitting, explore the Ambler mining district and for general corporate purposes.

•	On June 5, 2018, we issued a press release to announce the release of a maiden inferred cobalt resource of 77 million pounds for the Bornite Project. At a base case of 0.50% copper cut-off grade, the Bornite Project is estimated to contain in-pit inferred resources of 124.6 million tonnes grading at 0.017% Co, resulting in 45 million pounds of contained cobalt. Below the pit shell and at a base case copper cut-off grade of 1.5%, the Bornite Project is estimated to contain an additional inferred resource of 57.8 million tonnes grading 0.025% Co, resulting in an additional 32 million pounds of contained cobalt.

•	On July 20, 2018, we filed the corresponding technical report for the Company’s Bornite Project entitled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc. (the “2018 Bornite Report”). The 2018 Bornite Report supersedes the Company’s previous report on the Bornite Project entitled “Amended NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” dated October 12, 2017 with an effective date of April 19, 2016 (the “2017 Bornite Report”) prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc.

•	On December 14, 2017, we announced that South32 has committed to fund the $10 million 2018 program and budget for the Bornite Project. The funds, which represent the second tranche of $10 million, maintains the South32 Option Agreement in good standing, and was fully received by Trilogy on January 24, 2018.

Significant Developments in 2017

•

On March 6, 2017, we announced that the permitting process is advancing on the AMDIAP. The Notice of Intent initiating the permitting process under the National Environmental Policy Act for the preparation of an Environmental Impact Statement (“EIS”) on the AMDIAP was published on February 28, 2017 by the Bureau of Land Management (“BLM”) in the U.S. Federal Register. The BLM is the lead Federal agency for the EIS. The notice initiates the public scoping process for the EIS and comments were due by January 31, 2018.

•

On April 10, 2017, we entered into an option agreement, as amended (the “South32 Option Agreement”) with South32 Group Operations Pty Ltd (“South32 Operations”), a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (together with South32 Operations, “South32”). The South32 Option Agreement grants to South32 a three-year option to form a 50/50 joint venture with respect to Trilogy’s Alaskan assets which includes the Upper Kobuk Mineral Projects. South32 must contribute a minimum of $10 million each year, for a maximum of three years, to keep the option in good standing (the “Initial Funding”). South32 may exercise its option at any time to form the 50/50 joint venture (“LLC”) until the option expiration date. Provided that all the exploration data and information related to approved programs has been made available to South32 by no later than December 31 of each year in respect of the first two years, South32 must decide by January 31 of the following year whether; (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. If the election to fund a further tranche is not made in January, South32 has until the end of March to exercise the option to form the LLC and make the subscription payment. If South32 elects to exercise the option, the subscription price less certain deductions for Initial Funding shall be paid in one tranche within 45 business days. Should South32 not make its annual minimum payment or elect to withdraw, the option will lapse and South32 will have no claim to ownership or to the funds it had already spent. In order to exercise its option to form the joint venture, South32 must contribute a minimum of $150 million, plus (i) any amounts Trilogy spends on matched parallel funding to a maximum of $16 million over the three year period and (ii) $5 million if the option is exercised between April 1, 2018 and March 31, 2019 or $10 million if the option is exercised between April 1, 2019 and the expiration date of the option, less the amount of the Initial Funding contributed by South32. South32 made the option payment for the first year and the funds were used for a $10 million exploration program in 2017 at the Bornite Project.

•	On December 11, 2017, we announced the appointment of Mr. William Iggiagruk Hensley to the Company’s board of directors (the “Board”).

Significant Developments in 2016

•

On September 1, 2016, we sold our wholly-owned subsidiary Sunward Investments Ltd. (“Sunward Investments”) which indirectly owns the Titiribi property, located in Antioquia Province of Colombia, to Brazil Resources Inc. (“BRI”) in exchange for 5 million common shares of BRI and 1 million warrants. Each warrant was exercisable into one common share of BRI at a price of C$3.50 per BRI common share until September 1, 2018, but was not exercised.

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

Employees

As of November 30, 2018, we had 12 full-time employees, 8 of whom were employed at our executive office in Vancouver, BC. The number of individuals employed by us fluctuates throughout the year depending on the season; however, during 2018, we had, on average, 30 employees working for us. We have entered into executive employment agreements with two individuals, the CEO and CFO (each as defined herein).

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

Executive Officers of Trilogy

As of November 30, 2018, we had two executive officers, namely Rick Van Nieuwenhuyse and Elaine Sanders. The following information is presented as of November 30, 2018.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Rick Van Nieuwenhuyse British Columbia, Canada Director, President and Chief Executive Officer	63	April 29, 2011(1)	Chief Executive Officer of Trilogy (2011 – present)

Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	49	January 30, 2012(2)	VP and Chief Financial Officer of Trilogy (2012 – present); Corporate Secretary of Trilogy (2011 – present)

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

We have no history of commercially producing precious or base metals and all of our properties are in the exploration stage. We have no proven or probable reserves on our Upper Kobuk Mineral Projects, as defined in SEC Industry Guide 7. Mineral exploration involves significant risk, since few properties that are explored contain bodies of ore that would be commercially economic to develop into producing mines. We cannot assure you that we will establish the presence of any measured resources or proven or probable reserves at the Upper Kobuk Mineral Projects, or any other properties. The failure to establish proven or probable reserves would severely restrict our ability to implement our strategies for long-term growth. See “Cautionary Note to United States Investors”.

We may not have sufficient funds to develop our mineral projects or to complete further exploration programs.

We have limited financial resources. We currently generate no mining operating revenue and must primarily finance exploration activity and the development of mineral projects by other means. In the future, our ability to continue exploration, development and production activities, if any, will depend on our ability to obtain additional external financing. Any unexpected costs, problems or delays could severely impact our ability to continue exploration and development activities. The failure to meet ongoing obligations on a timely basis could result in a loss or a substantial dilution of our interests in projects.

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

Changes in the market price of copper, zinc and other metals, which in the past have fluctuated widely, will affect our ability to finance continued exploration and development of our projects and affect our operations and financial condition.

Our long-term viability will depend, in large part, on the market price of copper, zinc and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•	global or regional consumption patterns;

•	the supply of, and demand for, these metals;

•	speculative activities;

•	the availability and costs of metal substitutes;

•	expectations for inflation; and

•	political and economic conditions, including interest rates and currency values.

We cannot predict the effect of these factors on metal prices. A decrease in the market price of copper, zinc and other metals could affect our ability to raise funds to finance the exploration and development of any of our mineral projects, which would have a material adverse effect on our financial condition and results of operations. The market price of copper, zinc and other metals may not remain at current levels. In particular, an increase in worldwide supply, and consequent downward pressure on prices, may result over the longer term from increased copper production from mines developed or expanded as a result of current metal price levels. There is no assurance that a profitable market may exist or continue to exist.

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

Any figures presented for mineral resources  or reserves in this Form 10-K and in our other filings with securities regulatory authorities and those which may be presented in the future are and will only be estimates. There is a degree of uncertainty attributable to the calculation of mineral reserves and mineral resources. Until mineral reserves or mineral resources are actually mined and processed, the quantity of metal and grades must be considered as estimates only and no assurances can be given that the indicated levels of metals will be produced. In making determinations about whether to advance any of our projects to development, we must rely upon estimated calculations as to the mineral resources or reserves and grades of mineralization on our properties.

The estimating of mineral reserves and mineral resources is a subjective process that relies on the judgment of the persons preparing the estimates. The process relies on the quantity and quality of available data and is based on knowledge, mining experience, analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. While we believe that the mineral resource estimates included in this Form 10-K for the Upper Kobuk Mineral Projects are well-established and reflect management’s best estimates, by their nature mineral resource estimates are imprecise and depend, to a certain extent, upon analysis of drilling results and statistical inferences that may ultimately prove to be inaccurate. There can be no assurances that actual results will meet the estimates contained in feasibility studies  or pre-feasibility studies. As well, further studies are required.

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

A reduction in any mineral reserves that may be estimated by us could have an adverse impact on our future cash flows, earnings, results of operations and financial condition. No assurances can be given that any mineral resource estimates for the Upper Kobuk Mineral Projects will ultimately be reclassified as mineral reserves. See “Cautionary Note to United States Investors.”

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

Most exploration projects do not result in the discovery of commercially mineable ore deposits, and no assurance can be given that any anticipated level of recovery of ore reserves, if any, will be realized or that any identified mineral deposit will ever qualify as a commercially mineable (or viable) ore body which can be legally and economically exploited. Estimates of mineral reserves, mineral resources, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, the metallurgy of the mineralization forming the mineral deposit, unusual or unexpected geological formations and work interruptions. If current exploration programs do not result in the discovery of commercial ore, we may need to write-off part or all of our investment in our existing exploration stage properties and may need to acquire additional properties.

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

All of our exploration, potential development and production activities are subject to regulation by governmental agencies under various environmental laws. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Environmental legislation is evolving, and the general trend has been towards stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations may require significant capital outlays on our behalf and may cause material changes or delays in our intended activities.

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

Acquiring additional businesses or properties could place increased pressure on our cash flow if such acquisitions involve a cash consideration. The integration of our existing operations with any acquired business will require significant expenditures of time, attention and funds. Achievement of the benefits expected from consolidation would require us to incur significant costs in connection with, among other things, implementing financial and planning systems. We may not be able to integrate the operations of a recently acquired business or restructure our previously existing business operations without encountering difficulties and delays. In addition, this integration may require significant attention from our management team, which may detract attention from our day-to-day operations. Over the short-term, difficulties associated with integration could have a material adverse effect on our business, operating results, financial condition and the price of our Common Shares. In addition, the acquisition of mineral properties may subject us to unforeseen liabilities, including environmental liabilities, which could have a material adverse effect on us. There can be no assurance that any future acquisitions will be successfully integrated into our existing operations.

Any one or more of these factors or other risks could cause us not to realize the anticipated benefits of an acquisition of properties or companies and could have a material adverse effect on our financial condition.

High metal prices in past years have encouraged increased mining exploration, development and construction activity, which has increased demand for, and cost of, exploration, development and construction services and equipment.

The relative strength of metal prices in past years has encouraged increases in mining exploration, development and construction activities around the world, which has resulted in increased demand for, and cost of, exploration, development and construction services and equipment. While recent market conditions have had a moderating effect on the costs of such services and equipment, increases in such costs may continue with the resumption of an upward trend in metal prices. Increased demand for and cost of services and equipment could result in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability and may cause scheduling difficulties due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development and/or construction costs.

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

Global climate change is an international concern and could impact our ability to conduct future operations.

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

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the years ending November 30, 2015, 2016 and 2017 but we believe we were a PFIC for the year ending November 30, 2018 and may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. Holder’s (as defined below under Certain U.S. Federal Income Tax Considerations – U.S. Holders”) holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “QEF Election” or a “Mark-to-Market Election” (each as defined below under “Certain U.S. Federal Income Tax Considerations – Default PFIC Rules under Section 1291 of the Code”). A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein. This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

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

Arctic Project, Ambler Mining District, Alaska

Technical information in this Annual Report on Form 10-K regarding the Arctic Project is derived from the 2018 Arctic Report. The following summary is qualified in its entirety by reference to the full text of the 2018 Arctic Report. Investors are directed to review the full text of the 2018 Arctic Report, available for review on our profile on SEDAR at www.sedar.com and on the SEC’s EDGAR website at www.sec.gov, for additional information. Capitalized terms used in this section but not otherwise defined herein shall have the meanings set out in the 2018 Arctic Report. See “Cautionary Note to United States Investors.”

Introduction

We commissioned Ausenco Engineering Canada Inc. (“Ausenco”) to compile the 2018 Arctic Report, a technical report on the results of a Pre-Feasibility Study on the Arctic deposit, part of the Arctic Project in the Ambler mining district of Northwest Alaska.

The firms and consultants who are providing Qualified Persons responsible for the content of the 2018 Arctic Report, which is based on the Pre-Feasibility Study completed in 2018 (the “2018 PFS”) and supporting documents prepared for the 2018 PFS, are, in alphabetical order, Amec Foster Wheeler Americas Ltd. (“Amec Foster Wheeler”); BD Resource Consulting, Inc., (“BDRC”); SRK Consulting (Canada) Inc. (“SRK”), and SIM Geological Inc.

Management Property Description and Location

The Arctic Project is located in the Ambler mining district of the southern Brooks Range, in the Northwest Arctic Borough (“ NWAB”) of Alaska. The property is geographically isolated with no current road access or nearby power infrastructure. The Arctic Project is located 270 km east of the town of Kotzebue, 36 km north of the village of Kobuk, and 260 km west of the Dalton Highway, an all-weather state-maintained highway.

NovaGold acquired the Arctic Project from Kennecott Exploration Company and Kennecott Arctic Company (collectively, “Kennecott”) in 2004. In 2012, NovaGold transferred all copper projects to NovaCopper Inc. NovaCopper Inc. subsequently underwent a name change to Trilogy Metals Inc. in 2016. The Arctic Project comprises approximately 46,336 ha of State of Alaska mining claims and U.S. Federal patented mining claims in the Kotzebue Recording District. The Arctic Project land tenure consists of 1,386 contiguous claims, including 883 40-acre State claims, 503 160-acre State claims, and 18 Federal patented claims comprising 272 acres (110 ha) held in the name of NovaCopper US Inc., a wholly owned subsidiary of Trilogy.

Surface use of the private land held as Federal patented claims is limited only by reservations in the patents and by generally-applicable environmental laws. Surface use of State claims allows the owner of the mining claim to make such use of the surface as is “necessary for prospecting for, extraction of, or basic processing of minerals.”

Under the Kennecott Purchase and Termination Agreement, Kennecott retained a 1% net smelter return (“NSR”) royalty that is purchasable at any time by Trilogy for a one-time payment of $10 million.

NANA controls lands granted under the Alaska Native Claims Settlement Act (ANCSA) to the south of the Arctic Project boundary. Trilogy and NANA have entered into the NANA Agreement that consolidates Trilogy’s and NANA’s land holdings into an approximately 142,831 ha land package and provides a framework for the exploration and development of the area. The NANA Agreement has a term of 20 years, with an option in favour of Trilogy to extend the term for an additional 10 years. If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, Trilogy decides to proceed with construction of a mine on the lands subject to the NANA Agreement, NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by Trilogy from such project. In the event that NANA elects to exercise its back-in-right, the parties will, as soon as reasonably practicable, form a joint venture with NANA electing to participate between 16% to 25%, and Trilogy owning the balance of the interest in the joint venture. If Trilogy decides to proceed with construction of a mine on its own lands subject to the NANA Agreement, NANA will enter into a surface use agreement with Trilogy which will afford Trilogy access to the Arctic Project along routes approved by NANA. In consideration for the grant of such surface use rights, Trilogy will grant NANA a 1% net smelter royalty on production and provide an annual payment on a per acre basis.

Trilogy has entered into the South 32 Option Agreement whereby South32 has the right to form a 50/50 Joint Venture with respect to the Trilogy’s Alaskan assets including the Arctic Project. Upon exercise of the option, Trilogy will transfer its Alaskan assets, including the Arctic Project, and South32 will contribute a minimum of $150 million, to a newly formed joint venture.

Geology and Mineralization

The Arctic deposit is considered to be a polymetallic VMS deposit containing copper, lead, zinc, gold and silver mineralized material.

The Ambler mining district is located on the southern margin of the Brooks Range. Within the VMS belt, several deposits and prospects (including the Arctic deposit) are hosted in the Ambler Sequence, a group of Middle Devonian to Early Mississippian, metamorphosed, bimodal volcanic rocks with interbedded tuffaceous, graphitic, and calcareous volcaniclastic metasediments. The Ambler sequence occurs in the upper part of the regional Anirak Schist. VMS-style mineralization is found along the entire 110 km strike length of the district.

Stratigraphically, the Ambler Sequence consists of variably metamorphosed calc-turbidites, overlain by calcareous schists with irregularly distributed mafic sills and pillow lavas. These are overlain by the Arctic-sulphide host section which consists mainly of fine-grained, carbonaceous siliciclastic rocks which are in turn overlain by reworked silicic volcanic rocks, including meta-rhyolite porphyries and most notably the regionally extensive Button Schist with its characteristically large relic phenocrysts. Greywacke sandstones, interpreted to be turbidites, occur throughout the section but are concentrated higher in the stratigraphy. Several rock units within the stratigraphy show substantial variation in local thickness as a consequence of basin morphology at the time of deposition.

Alteration at the Arctic deposit is characterized by magnesium alteration, primarily as talc, chlorite, and phengite alteration products associated with the sulphide-bearing horizons and continuing in the footwall. Stratigraphically above the sulphide-bearing horizons, significant muscovite as paragonite is developed and results in a marked shift in Na/Mg (sodium/magnesium) ratios across the sulphide bearing horizons.

Mineralization occurs as stratiform semi-massive sulphide (“SMS”) to massive sulphide (“MS”) beds within primarily graphitic chlorite schists and fine-grained quartz sandstones. The sulphide beds average 4 m in thickness but vary from less than 1 m up to as much as 18 m in thickness.

The bulk of the mineralization occurs within eight modelled SMS and MS zones lying along the upper and lower limbs of the Arctic isoclinal anticline. All of the zones are within an area of roughly 1 km2 with mineralization extending to a depth of approximately 250 m below the surface. Mineralization is predominately coarse-grained sulphides consisting mainly of chalcopyrite, sphalerite, galena, tetrahedrite-tennantite, pyrite, arsenopyrite, and pyrrhotite. Trace amounts of electrum are also present.

Drilling and Sampling

Drilling at the Arctic deposit and within the Ambler mining district has been ongoing since its initial discovery in 1967. Approximately 56,480 m of drilling has been completed within the Ambler mining district, including 39,323 m of drilling in 174 drill holes at the Arctic deposit or on potential extensions in 27 campaigns spanning 50 years. Drill programs were completed by Kennecott and its subsidiaries, Anaconda, and Trilogy and its predecessor companies.

Core recoveries are acceptable. Geological and geotechnical logging is in line with industry generally-accepted practices. Drill collar and downhole survey data were collected using industry-recognized instrumentation and methods.

Between 2004 and 2006, NovaGold conducted a systematic drill core re-logging and re-sampling campaign of Kennecott and BCMC era drill holes. NovaGold either took 1 to 2 m samples every 10 m, or sampled entire lengths of previously unsampled core within a minimum of 1 m and a maximum of 3 m intervals. During the Trilogy campaigns, sample intervals were determined by the geological relationships observed in the core and limited to a 3 m maximum length and 1 m minimum length. An attempt was made to terminate sample intervals at lithological and mineralization boundaries. Sampling was generally continuous from the top to the bottom of the drill hole. When the hole was in unmineralized rock, the sample length was generally 3 m, whereas in mineralized units, the sample length was shortened to 1 to 2 m.

Gold assays were determined using fire analysis followed by an atomic absorption spectroscopy finish. An additional 49-element suite was assayed by inductively coupled plasma-mass spectroscopy methodology, following nitric acid aqua regia digestion. The copper, zinc, lead, and silver analyses were completed by AA, following a triple acid digest, when overlimits.

Standard reference materials, blanks, duplicates and check samples have been regularly submitted at a combined level of 20% of sampling submissions for all NovaGold/NovaCopper/Trilogy era campaigns. BDRC reviewed the QA/QC dataset and reports and found the sample insertion rate and the timeliness of results analysis meets or exceeds industry best practices.

SG measurements have been conducted on 3,023 samples in the database and range from a minimum of 2.43 to a maximum of 4.99 and average 3.08. The distribution of SG data is considered sufficient to support estimation in the resource model.

An aerial LIDAR survey was completed to support pre-feasibility level resource estimation, engineering design, environmental studies, and infrastructure layout evaluations. Agreement between surveyed drill hole collar elevations and a LIDAR topographic surface verifies the correctness of the digital topography for use in estimation.

It was concluded that the drill database and topographic surface for the Arctic deposit is reliable and sufficient to support the current estimate of mineral resources.

Mineral Processing and Metallurgical Testing

Since 1970, metallurgical test work has been conducted to determine the flotation response of various samples extracted from the Arctic deposit. In general, the samples tested produced similar metallurgical performances. In 2012, SGS Mineral Services conducted a metallurgical test program to further study metallurgical responses of the samples produced from Zones 1, 2, 3, and 5 of the Arctic deposit. The flotation test procedures used talc pre-flotation, conventional copper-lead bulk flotation and zinc flotation, followed by copper and lead separation. In general, the 2012 test results indicated that the samples responded well to the flowsheet tested. The average results of the locked cycle tests (without copper and lead separation) were as follows:

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

Using an open circuit procedure, the copper and lead separation tests on the bulk copper-lead concentrate produced from the locked cycle tests generated reasonable copper and lead separation. The copper concentrates produced contained approximately 28 to 31% copper, while the grades of the lead concentrates were in the range of 41% to 67% lead. In this test work program, it appeared that most of the gold reported to the copper concentrate and on average the silver was equally recovered into the copper and lead concentrates. Subsequent test work to better define the copper and lead separation process was conducted in 2017, including a more detailed evaluation of the precious metal deportment in the copper and lead separation process.

The 2012 grindability test results showed that the Bond ball millwork index (BWi) tests ranged from 6.5 to 11 kWh/t and abrasion index (Ai) tests fluctuated from 0.017 to 0.072 g for the mineralized samples. The data indicate that the samples are neither resistant nor abrasive to ball mill grinding. The materials are considered to be soft or very soft in terms of grinding requirements.

In 2017, ALS Metallurgy conducted detailed copper and lead separation flotation test work using a bulk sample of copper-lead concentrate produced from the operation of a pilot plant. This test work confirmed high lead recoveries in locked cycle testing of the copper-lead separation process and confirmed precious metal recoveries into the representative copper and lead concentrates. This test work indicated a clear tendency of the gold values to follow the lead concentrate, giving it a significant gold grade and value.

The conclusions of test work conducted both in 2012 and 2017 indicate that the Arctic materials are well-suited to the production of high-quality copper and zinc concentrates using flotation techniques which are industry standard. Copper and zinc recovery data is reported in the range of 91 to 89% respectively, which reflects the high grade nature of the deposit as well as the coarse grained nature of these minerals. Lead concentrates have the potential to be of high quality and can also be impacted by zones of very high talc contents which has the potential to dilute lead concentrate grades. The lead concentrate is also shown to be rich in precious metals, which has some advantages in terms of marketability of this material.

An overall metallurgical balance for the Arctic Project is summarized in Table 1-1. This table of metal recoveries is based on an expected average recovery over the entire resource based on grades and detailed results of metallurgical test work conducted in 2012 and 2017.

Table 1: Summary of Overall Metal Recovery – Arctic Project

		Concentrate Grade					Metal Recoveries
Process stream	Mass %	Cu %	Pb %	Zn %	Au g/t	Ag g/t	Cu %	Pb %	Zn %	Au %	Ag %
Process Feed	100.0	2.31	0.59	3.22	0.49	38
Copper Conc	7.15	29.5	0.75	3.0	0.35	240	91.2	8.7	5.7	5.2	45.1
Lead Conc	1.02	1.7	50.0	0.9	28.0	1300	0.7	80.0	0.3	58.9	34.9
Zinc Conc	4.85	1.7	0.5	59.2	0.55	49.6	3.6	4.0	91.0	5.5	6.3
Process Tailings	86.98	0.12	0.05	0.15	0.17	6	4.5	7.3	3.0	30.5	13.7

Mineral Resource Estimate

The mineral resource estimate has been prepared by Robert Sim, P.Geo. SIM Geological Inc. and Bruce M. Davis, FAusIMM, BD Resource Consulting, Inc.

Mineral resource estimates are made from a 3D block model based on geostatistical applications using commercial mine planning software (MineSight® v11.60-2). The block model has a nominal block size measuring 10 x 10 x 5 m and utilizes data derived from 152 drill holes in the vicinity of the Arctic deposit. The resource estimate was generated using drill hole sample assay results and the interpretation of a geological model which relates to the spatial distribution of copper, lead, zinc, gold and silver. Interpolation characteristics were defined based on the geology, drill hole spacing, and geostatistical analysis of the data. The effects of potentially anomalous high-grade sample data, composited to two metre intervals, are controlled by limiting the distance of influence during block grade interpolation. The grade models have been validated using a combination of visual and statistical methods. The resources were classified according to their proximity to the sample data locations and are reported, as required by NI 43-101, according to the CIM Definition Standards for Mineral Resources and Mineral Reserves. Model blocks estimated by three or more drill holes spaced at a maximum distance of 100 metres are included in the Indicated category. Inferred blocks are within a maximum distance of 150 metres from a drill hole. The estimate of Indicated and Inferred mineral resources is within a limiting pit shell derived using projected technical and economic parameters.

Table 2: Summary of Overall Metal Recovery – Arctic Project

		Average Grade:					Contained metal:
Class	M tonnes	Cu %	Pb%	Zn%	Au g/t	Ag g/t	Cu Mlbs	Pb Mlbs	Zn Mlbs	Au koz	Ag Moz
Indicated	36.0	3.07	0.73	4.23	0.63	47.6	2441	581	3356	728	55
Inferred	3.5	1.71	0.60	2.72	0.36	28.7	131	47	210	40	3

Notes:
(1)	Resources stated as contained within a pit shell developed using metal prices of US$3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and G&A. The average pit slope is 43 degrees.
(2)	The base case cut-off grade is 0.5% copper equivalent. CuEq = (Cu%x0.92)+(Zn%x0.290)+(Pb%x0.231)+(Augptx0.398)+(Aggptx0.005).
(3)	The Mineral Resource Estimate is reported on a 100% basis without adjustments for metallurgical recoveries.
(4)

The Mineral Resource Estimate is inclusive of Mineral Reserves. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.

(5)	Inferred resources have a great amount of uncertainty as to whether they can be mined legally or economically. It is reasonably expected that a majority of Inferred resources will be converted to Indicated resources with additional exploration.
(6)	Effective date of the Mineral Resource Estimate is April 25, 2017.
(7)	See “Cautionary Note to United States Investors”.

Mining Reserves and Mining Methods

The Arctic Project is designed as a conventional truck-shovel operation assuming 131 t trucks for waste and 91 t trucks for ore, as well as 17 m3 and 12 m3 shovels for waste and ore respectively. The pit design includes three nested phases to balance stripping requirements while satisfying the concentrator requirements.

The design parameters include a ramp width of 28.5 m, in-pit road grades of 8% and out-pit road grades of 10%, bench height of 5 m, targeted mining width between 70 and 100 m, berm interval of 15 m, variable slope angles by sector and a minimum mining width of 30 m.

The smoothed final pit design contains approximately 43 Mt of ore and 296 Mt of waste for a resulting stripping ratio of 6.9:1. Within the 43 Mt of ore, the average grades are 2.32% Cu, 3.24% Zn, 0.57 % Pb, 0.49 g/t Au and 36.0 g/t Ag.

The Mineral Reserve estimates are shown in Table 1-3.

Table 3: Mineral Reserve Estimate for the Arctic Deposit

	Tonnage	Grades
Class	t x 1000	Cu (%)	Zn (%)	Pb (%)	Au (g/t)	Ag (g/t)
Proven Mineral Reserves	-	-	-	-	-	-
Probable Mineral Reserves	43,038	2.32	3.24	0.57	0.49	36.0
Proven & Probable Mineral Reserves	43,038	2.32	3.24	0.57	0.49	36.0

Waste within Designed Pit	296,444
Total Tonnage within Designed Pit	339,482

Notes:

(1)	Mineral Reserves are estimated assuming open pit mining methods and include a combination of planned and contact dilution.
(2)	Mineral Reserves are based on prices of $2.90/lb Cu, $0.90/lb Pb, $1.10/lb Zn, $1250/oz Au and $18/oz Ag. Fixed process recoveries of 90.0% Cu, 89.9% Pb, 91.7% Zn, 61.1% Au and 49.7% Ag
(3)	Mining costs: $3.00/t incremented at $0.02/t/15 m and $0.015/t/1.5 m below and above 710 m elevation respectively.
(4)	Processing costs: $36.55/t. Include process cost: $19.86/t, G&A: $8.92/t, sustaining capital: $4.11/t closure cost: $1.00/t, and road toll: $2.66/t.
(5)	Treatment costs of $70/t Cu concentrate, $180/t Pb concentrate and $300/t Zn concentrate. Refining costs of $0.07/lb Cu, $10/oz Au, $0.60/oz Ag. Transport cost of $149.96/t concentrate.
(6)	Fixed royalty percentage of 1%.
(7)	The Qualified Person for the Mineral Reserves is Antonio Peralta Romero P.Eng., an Amec Foster Wheeler employee who visited the project site in July 25, 2017 as part of the data verification process.
(8)	The effective date of mineral reserves estimate is October 10, 2017.

The scheduling constraints set the maximum mining capacity at 32 Mt/year and the maximum process capacity at 10 kt/day. The production schedule results in a life of mine (“LOM”) of 12 years. The mine will require two years of pre-production before the start of operations in the processing plant.

Recovery Methods

The 10,000 t/d process plant design is conventional for the industry, will operate two 12 hour shifts per day, 365 d/a with an overall plant availability of 92%. The process plant will produce three concentrates: 1) copper concentrate, 2) zinc concentrate, and 3) lead concentrate. Gold and silver are expected to be payable at a smelter and are recovered in both the copper and lead concentrates.

The mill feed will be hauled from the open pit to a primary crushing facility where the material will be crushed by a jaw crusher to a particle size of 80% passing 125 mm.

The crushed material will be ground by two stages of grinding, consisting of one SAG mill and one ball mill in closed circuit with hydrocyclones (SAB circuit). The hydrocyclone overflow with a grind size of approximately 80% passing 70 pm will first undergo talc pre-flotation, and then be processed by conventional bulk flotation (to recover copper, lead, and associated gold and silver), followed by zinc flotation. The rougher bulk concentrate will be cleaned and followed by copper and lead separation to produce a lead concentrate and a copper concentrate. The final tailings from the zinc flotation circuit will be pumped to a tailings management facility (“TMF”). Copper, lead, and zinc concentrates will be thickened and pressure-filtered before being transported by truck to a port and shipped to smelters.

The LOM average mill feed is expected to contain 2.32% Cu, 3.24% Zn, 0.57% Pb, 0.49 g/t Au, and 35.98 g/t Ag. Based on the mine plan developed for the PFS and metallurgical test work results, the LOM average metal recoveries and concentrate grades will be:

•	Copper concentrate:
	o recovery:	90.0% copper; 11.8% gold; 35.0% silver
	o copper grade:	30.3%

•	Lead concentrate:
	o recovery:	80.0% lead; 61.1% gold; 49.7% silver
	o lead grade:	55.0%

•	Zinc concentrate:
	o recovery:	91.7% zinc
	o zinc grade:	59.2%.

The average annual dry concentrate production is estimated as follows:

•	Copper concentrate:	246,723 t/a

•	Lead concentrate:	29,493 t/a

•	Zinc concentrate:	180,219 t/a.

Project Infrastructure

The Arctic project site is a remote, greenfields site that requires construction of its own infrastructure to support the mining operation.

The Arctic Project site will be accessed through a combination of State of Alaska owned highways (existing), an AIDEA owned private road (proposed) and Trilogy owned access roads (proposed). The AMDIAP road is proposed by AIDEA to connect the Ambler mining district to the Dalton Highway. The AMDIAP road is being permitted as a private road with restricted access for industrial use. To connect the Arctic Project site and the existing exploration camp to the proposed AMDIAP road a 30.7 km access road (the Arctic access road) will need to be built.

The State of Alaska owned public Dahl Creek Airport will require upgrades to support the planned regular transportation of crews to and from Fairbanks. Power generation will be by six LNG generators, producing a supply voltage of 4.16 kV. The total connected load will be 17.5 MW with an average power draw of 12.6 MW. LNG will be supplied via existing fuel supply networks near Port Mackenzie, Alaska.

The Arctic Project will require three different self-contained camps, equipped with their own power and heat generation capabilities, water treatment plant, sewage treatment plant, and garbage incinerator. The existing exploration camp will be used to start the construction of the Arctic access road. A construction camp will be constructed at the intersection of the AMDIAP road and Arctic access road, and will be decommissioned once construction is complete. The permanent camp will be constructed along the Arctic access road, closer to the planned processing facility. The permanent camp will be constructed ahead of operations to support the peak accommodation requirements during construction.

Infrastructure that will be required for the mining and processing operations will include:

•	Open pit mine

•	Stockpiles and waste rock facilities

•	Gatehouse

•	Truck workshop, truck wash, mine offices, mine dry facility and warehouse

•	Administration building

•	Mill dry facility

•	Plant workshop and warehouse

•	Primary crushing building

•	Fine ore stockpile building

•	Process plant and laboratory

•	Concentrate loadout building

•	Reagent storage and handling building

•	Raw water supply building.

•	Tailings management facility

•	Diversion and collection channels, culverts, and containment structures

•	Waste rock collection pond

•	Water treatment plants.

On-site communications comprise of inter-connected mobile and fixed systems, including landline telephone network, radios and internet.

Compressed air will be supplied by screw compressors and a duty plant air receiver. Fire protection will be supported by a firewater distribution network and standpipe systems, water mist systems, sprinkler systems, and portable fire extinguishers. Gas detection will be provided to detect dangerous levels of LNG gas within the generator room.

A large waste rock dump (WRD) will be developed north of the Arctic pit in the upper part of the Arctic Valley. The waste rock storage facility will be designed to store both waste rock and tailings in adjacent footprints. The total volume of waste rock is expected to be 145.6 Mm3 (296 Mt), however there is potential for expanded volume in the waste if placement density is less than 2.0 t/m3. The dump will have a final height of 245 m to an elevation of 890 masl and is planned to be constructed in 20 m lifts with intermediary bench widths at 23.5 m on average at the dump face, to achieve an overall slope of 2.7H:1V. Most of the waste rock is anticipated to be potentially acid-generating (PAG) and there will be no separation of waste based on acid generation potential. Rather, seepage from the WRD will be collected and treated.

There will also be two small overburden stockpiles to store the stripped topsoil and overburden from the TMF footprint. The topsoil stockpile will be placed in between the haul roads and will store up to 225,000 m3 of material while the overburden stockpile will be located below the lower haul road between the pit and the mill site with storage capacity up to 650,000 m3.

The tailings management facility (TMF) will be located at the headwaters of the Sub-Arctic Creek, in the upper-most portion of the creek valley. The 58.6 ha footprint of the TMF will be fully lined with an impermeable liner (HDPE). Tailings containment will be provided by an engineered dam that will be buttressed by the WRD constructed immediately downstream of the TMF and the natural topography on the valley sides. A starter dam will be constructed to elevation 830 m. Three subsequent raises will bring the final dam crest elevation to 890 m, which is the same as the final elevation of the waste rock dump. The TMF is designed to store approximately 27.3 Mm3 (38.7 Mt) of tailings plus 3.0 Mm3 of water produced over the 12 year mine life as well as the probable maximum flood event and still provide 2m of freeboard.

The tailings delivery system pipeline will transport slurried tailings from processing plant to the TMF. The delivery system will be sized initially on the basis of a 10 kt/d operation. This pipeline will transport 1,050 m3/h of tailings to the TMF. The return water delivery system for recycle water from the TMF has been sized on the basis of 770 m3/h of water being pumped from the TMF to the process water pond, for the 10 kt/d operation.

The proposed mine development is located in valley of Sub-Arctic Creek, a tributary to the Shungnak River. A surface water management system will be constructed to segregate contact and non-contact water. Non-contact water will be diverted around mine infrastructure to Sub-Arctic Creek. Contact water will be conveyed to treatment facilities prior to discharge to the receiving environment.

Market Studies

Trilogy provided Ausenco with the metal price projections for use in the Pre-Feasibility Study on which the Technical Report is based. Trilogy established the pricing using a combination of two year trailing actual metal prices, and market research and bank analyst forward price projections, prepared in early 2018 by Jim Vice of StoneHouse Consulting Inc.

The long-term consensus metal price assumptions to be used in the Pre-Feasibility Study are:

•	Copper: $3.00/lb

•	Lead: $1.00/lb

•	Zinc: $1.10/lb

•	Gold: $1,300/oz

•	Silver: $18.00/oz

Smelter terms were applied for the delivery of copper, zinc and lead concentrate. It was assumed that delivery of all concentrates would be to an East Asian smelter at currently available freight rates. These terms are considered to be in line with current market conditions. Total transport costs for the concentrate are estimated at $270.37/dmt.

Environmental, Permitting, Social and Closure Considerations

Environmental Considerations

The Arctic Project area includes the Ambler lowlands and Subarctic Creek within the Shungnak River drainage. To date, a moderate amount of baseline environmental data collection has occurred in the area including surface water quality sampling, surface hydrology monitoring, wetlands mapping, stream flow monitoring, aquatic life surveys, avian and mammal habitat surveys, cultural resource surveys, hydrogeology studies, meteorological monitoring, and acid base accounting studies.

Permitting Considerations

Trilogy performs mineral exploration at the Arctic deposit under State of Alaska and Northwest Arctic Borough (NWAB) permits. Trilogy is presently operating under a State of Alaska Miscellaneous Land Use Permit (APMA permit) that expires at the end of 2022.

Mine development permitting will be largely driven by the underlying land ownership; regulatory authorities vary depending on land ownership. The Arctic Project area includes patented mining claims (private land under separate ownership by Trilogy and NANA), State of Alaska land, and NANA land (private land). The open pit would situate mostly on patented land while the mill, tailings and waste rock facilities would be largely on State land. Other facilities, such as the camps, would be on NANA land. Federal land would likely be part of any access road between the Dalton Highway and the Arctic Project area. Permits associated with such an access road are being investigated in a separate action by the State of Alaska.

Because the Arctic Project is situated to a large extent on State land, it will likely be necessary to obtain a Plan of Operation Approval (which includes the Reclamation Plan) from the ADNR. The Arctic Project will also require certificates to construct and then operate a dam(s) (tailings and water storage) from the ADNR (Dam Safety Unit) as well as water use authorizations, an upland mining lease and a mill site lease, as well as several minor permits including those that authorize access to construction material sites from ADNR.

The Alaska Department of Environmental Conservation (“ADEC”) would authorize waste management under an integrated waste management permit, air emissions during construction and then operations under an air permit, and require an APDES permit for any wastewater discharges to surface waters, and a Multi-Sector General Permit for stormwater discharges. The ADEC would also be required to review the USACE Section 404 permit to certify that it complies with Section 401 of the CWA.

The Alaska Department of Fish and Game would have to authorize any culverts or bridges that are required to cross fish-bearing streams or other impacts to fish-bearing streams that result in the loss of fish habitat.

U.S. Army Corps of Engineers (“USACE”) would require a CWA Section 404 permit for dredging and filling activities in Waters of the United States including jurisdictional wetlands. The USACE Section 404 permitting action would require the USACE to comply with the Natural Environmental Policy Act (“NEPA”) and, for a project of this magnitude, the development of an EIS. The USACE would likely be the lead federal agency for the NEPA process. As part of the Section 404 permitting process, the Arctic Project will have to meet USACE wetlands guidelines to avoid, minimize and mitigate impacts to wetlands.

The Arctic Project will also have to obtain approval for a Master Plan from the NWAB. In addition, actions will have to be taken to change the borough zoning for the Arctic Project area from Subsistence Conservation to Resource Development.

The overall timeline required for permitting would be largely driven by the time required for the NEPA process, which is triggered by the submission of the 404 permit application to the US Army Corp of Engineers. The timeline includes the development and publication of a draft and final EIS and ends with a Record of Decision, and 404-permit issuance. In Alaska, the EIS and other State and Federal permitting processes are generally coordinated so that permitting and environmental review occurs in parallel. The NEPA process could require between 1.5 to three years to complete, and could potentially take longer.

Social Considerations

The Arctic Project is located approximately 40 km northeast of the native villages of Shungnak and Kobuk, and 64 km east-northeast of the native village of Ambler. The population in these villages range from 156 in Kobuk (2016 Census) to 262 in Shungnak (2016 Census) to 284 in Ambler (2017 DCCED certified population). Residents live a largely subsistence lifestyle with incomes supplemented by trapping, guiding, local development projects, government aid and other work in, and outside of, the villages.

The Arctic Project has the potential to significantly improve work opportunities for village residents. Trilogy is working directly with the villages to employ residents in the ongoing exploration program as geotechnicians, drill helpers, and environmental technicians. Trilogy and NANA have established a Workforce Development Committee to assist with developing a local workforce. In addition, Trilogy has existing contracts with native-affiliated companies (such as NANA Management Services and WHPacific Inc.) that are providing camp catering and environmental services for the Arctic Project, respectively.

Local community concerns will also be formally recognized during the development of the project EIS. Early in the EIS process, the lead federal permitting agency will hold scoping meetings in rural villages to hear and record the concerns of the local communities so that the more significant of these concerns can be addressed during the development of the EIS. In addition, the lead federal agency would have government-to-government consultations with the Tribal Councils in each of the villages, as part of the EIS process, to discuss the project and hear Council concerns.

Closure Planning

Mine reclamation and closure are largely driven by State regulations that specify that a mine must be reclaimed concurrent with mining operations to the greatest extent possible and then closed in a way that leaves the site stable in terms of erosion and avoids degradation of water quality from acid rock drainage or metal leaching on the site. A detailed reclamation plan will be submitted to the State agencies for review and approval in the future, during the formal mine permitting process.

Owing to the fact that the Arctic Project is likely to have facilities on a combination of private (patented mining claims and native land) and State land, it is likely that the reclamation plan will be submitted and approved as part of the plan of operations, which is approved by the ADNR. However, since the reclamation plan must meet regulations of both ADNR and the ADEC, both agencies will review and approve the Reclamation Plan. In addition, private land owners must formally concur with the portion of the reclamation plan for their lands so that it is compatible with their intended post-mining land use.

The estimate cost of closure is based on unit rates used by SRK. Long-term water treatment and maintenance of certain water management facilities were calculated separately, and an NPV is provided for the first 200 years, at a discount rate of 4.3%.

Reclamation costs have been estimated to be $65.3 million for this PFS, in 2017 undiscounted U.S. dollars. Annual costs associated with long-term operations of the water treatment plant are estimated to be about $1.27 million for the first five years and $0.96 million thereafter.

Capital Costs

The capital cost estimate uses U.S. dollars as the base currency. The total estimated initial capital cost for the design, construction, installation and commissioning of the Arctic Project is estimated to be $779.6 million. A summary of the estimated capital cost is shown in Table 1-4.

Table 4: Initial Capital Costs

Cost Type	Description	US$M
Direct	Mine	281.1
	Crushing	18.3
	Process	113.8
	Tailings	30.3
	On-Site Infrastructure	84.5
	Off-Site Infrastructure	15.6
	Direct Subtotal	543.8
Indirect	Indirects	121.9
	Contingency	92.0
	Owners Costs	21.9
	Indirect Total	235.8
Project Total		779.6

The total sustaining capital cost estimate is $65.9 million for the 12 year LOM which includes equipment, tailings and other items. Closure costs were estimated to be $65.3 million. These costs are summarized in Table 1-5.

Table 5: Sustaining Capital and Closure Costs

Sustaining Capital (US$M)
G&A	0.9
Tailings	19.9
Mining	45.1
Total Sustaining Capital	65.9
Closure Cost (US$M)
Closure Costs	65.3

Operating Costs

The operating cost estimates use U.S. dollars as the base currency. An average operating cost was estimated for the Arctic Project based on the proposed mining schedule. These costs included, mining, processing, G&A, surface services, and road toll costs. The average LOM operating cost for the Arctic Project is estimated to be $46.81/ t milled. The breakdown of costs in Table 1-6 is estimated based on the average LOM mill feed rate.

Table 6: Sustaining Capital and Closure Costs

Description	LOM Average Unit Operating Cost ($/ t milled)	Percentage of Total Annual Operating Costs
Mining*	20.47	44%
Processing	15.09	32%
G&A	5.60	12%
Surface Services	0.95	2%
Road Toll	4.70	10%
Total Operating Cost	46.81	100%

*Excludes pre-production costs

Economic Analysis

An economic analysis was undertaken to determine the IRR, NPV and payback on initial investment of the Arctic Project. The Arctic Project consists of a three year pre-production construction period, followed by 12 years of production.

The results of this economic analysis represents forward-looking information. The results depend on the inputs that are subject to a number of known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those presented in this section. Information that is forward looking includes mineral reserve estimates, commodity prices, the proposed mine production plan, construction schedule, projected recovery rates, proposed capital and operating cost estimates, closure cost estimates, toll road cost estimates, and assumptions on geotechnical, environmental, permitting, royalties, and hydrogeological information.

Ausenco developed a pre-tax cash flow model for the Arctic Project and the NPV and IRR were calculated at the beginning of the construction period in Year -3.

The pre-tax financial model incorporated the production schedule and smelter term assumptions to produce annual recovered payable metal, or gross revenue, in each concentrate stream by year. Off-site costs, including the applicable refining and treatment costs, penalties, concentrate transportation charges, marketing and representation fees, and royalties were then deducted from gross revenue to determine the NSR. The operating cash flow was then produced by deducting annual mining, processing, G&A, surface services, and road toll charges from the NSR. Initial and sustaining capital was deducted from the operating cash flow in the years they occur, to determine the net cash flow before taxes. Initial capital cost includes all estimated expenditures in the construction period, from Year -3 to Year -1 inclusive. First production occurs at the beginning of Year 1. Sustaining capital expenditure includes all capital expenditures purchased after first production, including mine closure and rehabilitation. The model includes an allocation of a 1% NSR attributable to NANA.

The pre-tax financial results are:

•	38.0% IRR

•	$1,935.2 million NPV at an 8% discount rate

•	1.9 year payback period, on the initial capital costs of $779.6 million

The following tax regimes were incorporated in the post-tax analysis: U.S. Federal Income Tax, Alaska State Income Tax (AST), and Alaska Mining License Tax (AMLT). Taxes are calculated based on currently enacted United States and State of Alaska tax laws and regulations, including the U.S. Federal enactment of the Tax Cuts & Jobs Act (TCJA) on December 22, 2017. At the base case metal prices used for this study, the total estimated taxes payable on the Arctic Project profits are $1,162.2 million over the 12-year mine life.

The post-tax financial results are:

•	33.4% IRR

•	$1,412.7 million NPV at an 8% discount rate

•	2.0 year payback period, on the initial capital costs of $779.6 million

Sensitivity Analysis

Ausenco investigated the sensitivity of the Arctic Project’s pre-tax NPV, and IRR to several project variables, including metal prices (copper, lead, zinc, gold, silver), capital costs, and operating costs (onsite and offsite). The metal grade is not presented in these findings because the impacts of changes in the metal grade mirror the impact of changes in metal price.

The Arctic Project’s pre-tax NPV at an 8% discount rate is most sensitive to changes in copper price, followed by zinc price, off-site operating costs, on-site operating costs, capital costs, silver price, gold price, and lead price.

The Arctic Project’s pre-tax IRR is most sensitive to changes in copper price and capital cost, followed by zinc price and off site operating costs, and in then decreasing order, on-site operating costs, silver price, gold price, and lead price.

Interpretations and Conclusions

Under the assumptions presented in the 2018 Arctic Report, the Arctic Project shows positive economics.

The financial analysis excludes consideration of the NANA Agreement, whereby NANA has the right, following a construction decision, to elect to purchase a 16% to 25% direct interest in the Arctic Project or, alternatively, to receive a 15% Net Proceeds Royalty.

The financial analysis excludes consideration of the South32 Option Agreement, whereby South32 has the right to form a 50/50 Joint Venture with Trilogy over Trilogy’s Alaskan interests, including the Arctic Project.

The cost assumptions for the AMDIAP road are estimates provided by Trilogy. There is a risk to the capital and operating cost estimates, the financial analysis, and the Mineral Reserves if the toll road is not built in the time frame required for the Arctic Project, or if the toll charges are significantly different from what was assumed.

Recommendations

A single-phase work program is recommended, which will include: geotechnical investigations and studies; optimization of the plant and related service facilities and evaluation of the power supply; examination of water management, water treatment, WRD and TSF designs; baseline studies and environmental permitting activities; and additional metallurgical test work. The budget for this work is estimated at about $3.3 million.

Bornite Project, Ambler District, Alaska

Bornite Project

Except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from, the 2018 Bornite Report titled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” dated July 20, 2018 with an effective date of June 5, 2018 prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc. The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the 2018 Bornite Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Drill results from 2013 show dolomitization and copper mineralization in the Upper and Lower Reefs coalescing into a single horizon along the northern limits of current exploration. The NE- trending Ruby Creek and South Reef zones also coalesce into a roughly 1000 m wide zone of >200 m thick dolomite containing significant copper mineralization dipping north at roughly 5-10 degrees. The 2017 drill results show that the mineralized dolomite horizon continues for at least another 700m down-dip to the northeast.

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

In addition to the copper mineralization, significant cobalt mineralization is found accompanying bornite-chalcocite mineralization. Cobalt occurs with high-grade copper as both carrollite (Co2CuS4) and as cobaltiferous rims on recrystallized pyrite grains. Preliminary geometallurgical work by Trilogy supports this observation and shows cobalt occurring primarily as cobaltiferious pyrite (approximately 80% of he contained cobalt) and within other cobalt minerals such as carrollite, and cobaltite (CoAsS) present throughout the deposit (Upper Reef, Lower Reef, and South Reed).

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

2017 Trilogy Exploration

The 2017 field program extended the 2013 and 2015 Deep Penetrating Geochemical (DPG) soil survey another 500m to the northeast. The 2013 soil line was extended 1500m to the east to test over the covered projection of the Two Grey Hills carbonate section. The 3D lithology model was updated to incorporate the 2017 drill program results, which are described in Section 10,

Trilogy Metals also completed a close spaced (100m station spacing) ground gravity survey over a 2 km by 4km grid covering the existing resource area and extending northeast over the 2017 drill target area. The complete Bouguer Anomaly (CBA) residual plot (removes a strong decreasing to the northeast regional gradient) shows good correlation with the Lower Reef mineralization that outcrops on surface with the gravity high gradually decreasing down-dip to the northeast.

As part of the overall gravity program, Mira Geosciences created a petrophysical model for the Bornite Deposit that synthesized the expected gravity response on surface (forward model) for the 2017 gravity stations. This forward model matches very closely with the actual survey data over the deposit area, but diverges on the south end where the expected response of gravity low is actually a strong gravity high that may reflect shallow mineralization up-dip along the South Reef trend. Mira also completed a geologically constrained 3D inversion using the 2017 gravity data. Two areas of anomalously high densities (>2.9 g/cc) were identified. The first area extends up to 750m to the east-northeast of RC17-0239, which was one of the more successful holes in 2017 and is coincident with the Iron Mountain structure. The second anomaly is located just above the Anirak contact (Lower Reef) to the west of the 2017 target area and 700m to the north of the closest drill hole (RC-53), which is weakly mineralized along that horizon. This area falls along the northwest-southeast high grade thickness trend.

Bornite Project – Drilling

A total of 192 surface core holes and 51 underground core holes, totaling 86,854 m have been drilled, targeting the Bornite deposit during 21 different annual campaigns dating from 1957 through 2017. All of the drill campaigns, with the exception of the 2011 NovaGold campaign and the 2012, 2013 and 2017 Trilogy campaigns were completed by Kennecott or their exploration subsidiary BCMC. All drill holes (except RC13-230 and RC13-232 which have been reserved for metallurgical studies) and 2017 drill hotels that targeted too far from the existing resource to be used, were utilized in the estimation of the current resource.

In the 2017 drill campaign, nine holes were initiated but two abandoned due to drilling problems. The seven drill holes completed in 2017 stepped-out between 250 to 400m from the previous drill holes, distances considered too far to support the estimation of mineral resources. Additional, closer-spaced drill holes are required in this area to provide the degree of confidence required to support resource estimation.

Sprague and Henwood, a Pennsylvania-based drilling company, completed all of the Kennecott drilling, with the exception of the 1997 program (three drill holes) completed by Tonto Drilling Services, Inc. (a NANA-Dynatech company). The 2011 thru 2013 NovaGold/Trilogy programs used Boart Longyear Company as the drill contractor. The 2017 program used Tuuq Drilling, a NANA company, who sub-contracted Major Drilling.

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

Throughout our tenure at Bornite, the following core handling procedures have been implemented. Core is slung by helicopter, or transported by truck or ATV, from the drill rig to the core-logging facility. Upon delivery, geologists and geotechnicians open and inspect the core boxes for any irregularities. They first mark the location of each drilling block on the core box, and then convert footages on the blocks into metric equivalents. Geotechnicians or geologists measure the intervals (or “from/to”) for each box of core and include this information, together with the drill hole ID and box number, on a metal tag stapled to the end of each box. Geotechnicians then measure the core to calculate percent recovery and rock quality designation (“RQD”). RQD is the sum of the total length of all pieces of core over 12 cm in a run. The total length of core in each run is measured and compared to the corresponding run length to determine percent recovery. Core is then logged with lithology and visual alteration features captured on observed interval breaks. Mineralization data, including sulphide specie and abundance (recorded as percent), t and gangue and vein mineralogy are collected for each sample interval with an average interval of approximately 2 m. Structural data is collected as point data. Geologists then mark sample intervals to capture each lithology or other geologically appropriate intervals. Sample intervals of core are typically between 1 m and 3 m in length but are not to exceed 3 m in length. Occasionally, if warranted by the need for better resolution of geology or mineralization, smaller sample intervals have been employed. Geologists staple sample tags on the core boxes at the start of each sample interval and mark the core itself with a wax pencil to designate sample intervals. This sampling approach is considered sound and appropriate for this style of mineralization and alteration. Drill core is digitally photographed prior to sampling. Drill core is cut in half using diamond core saws. Specific attention to core orientation is maintained during core sawing to ensure that representative samples are obtained. One-half of the core is retained in the core box for storage on site, or at our Fairbanks warehouse, and the other half bagged and labeled for analysis. Samples are selected for specific gravity measurements.

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

Once drill core was sawed, one half was retained for future reference and the other half was sent to ALS Minerals (formerly ALS Chemex) in Vancouver for analyses. Shipment of core samples from the Bornite camp occurred whenever backhaul capacity was available on the chartered aircraft, which was generally 5 to 6 days a week. Rice bags, containing two to four individual poly-bagged core samples, were marked and labeled with the ALS Minerals address, project name (Bornite), drill hole number, bag number, and sample numbers enclosed. Rice bags were secured with a pre-numbered plastic security tie, assembled into loads for transport by chartered flights on a commercial airline to Fairbanks, and directly delivered by a contracted expeditor to the ALS Minerals preparation facility in Fairbanks. In addition to the core samples, control samples were inserted into the shipments at thee rate of one standard, one blank and one duplicate per 17 core samples. Samples were logged into a tracking system on arrival at ALS Minerals, and weighed. Samples were then crushed, dried, and a 250 g split was pulverized to greater than 85% passing 75 μm.

Gold assays in 2011 and 2012 were determined using fire analysis followed by an atomic absorption spectroscopy (“AAS”) finish; gold was not analyzed in 2013 or 2014. The lower detection limit was 0.005 ppm gold; the upper limit was 10 ppm gold. An additional 48-element suite was assayed by inductively coupled plasma-mass spectrometry (“ICP-MS”) and ICPAES methodologies, following a four acid digest. Over limit (>1.0%) copper and zinc analyses were completed by AA, following a four acid digest.

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

During 2012, 2013, and 2014, Trilogy staff performed continuous validation of the drill data; both while logging was in progress and after the field program was complete. Trilogy also retained independent consultant Caroline Vallat, P.Geo. of GeoSpark Consulting Inc. to: 1) import digital drill data to the master database and conduct QA/QC checks upon import, 2) conduct a QA/QC review of paired historical assays and Trilogy 2012, 2013 and 2014 re-assays; 3) monitor an independent check assay program for the 2012, 2013, and 2014 campaigns; and 4) generate a QA/QC report for the 2012, 2013, and 2014 campaigns along with a 2017 review of the cobalt data.

Bornite Project - Mineral Resource Estimates

The mineral resource estimate has been prepared by Bruce M. Davis, FAusIMM, BD Resource Consulting, and Robert Sim, P.Geo., SIM Geological Inc., both independent “Qualified Persons” as defined in NI 43-101. We have filed several previous NI 43-101 Technical Reports on the Bornite Project dated March 18, 2014, February 5, 2013, July 18, 2012 and April 19, 2016. The effective date of this resource is June 5, 2018.

During the summer of 2017, Trilogy drilled seven drill holes testing the area down-dip continuity of the northern part of the Bornite deposit. These drill holes successfully tested the mineralized target horizon but the spacing of these holes is considered too far to support the generation of additional mineral resource estimates. As a result, the estimates of copper resources remain unchanged from those reported in April 2016.

During the period from 2011 through 2017, Trilogy implemented an expanded program of re-sampling and re-assaying for an extended suite of elements including cobalt. This report includes a description of the procedures used to estimate cobalt resources for the Bornite deposit.

The Bornite Project database comprises a total of 243 diamond drill (core) holes totaling 86,5845 m; 173 holes target the Ruby Creek zone and 45 holes target the South Reef zone. The remaining 25 holes in the database are exploratory in nature and test for satellite mineralization proximal to the Bornite Deposit. The database contains a total of 32,138 samples that have been analyzed for copper content and 26,574 that have been analyzed for cobalt content. During 2014, Trilogy geologists re-logged and sampled 37 Kennecott drill holes comprising approximately 13,000 meters with partial or no assays. The resource estimate incorporates the results from the 2014 field program as well as advancements to the 3D geological model completed during 2015.

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

Copper and cobalt grades in model blocks were estimated using ordinary kriging. A dynamic search orientation strategy was utilized, during both grade and specific gravity interpolations, which is controlled by the interpreted trends of mineralization in the Upper, Lower and South Reef zones. The block model has been validated through a combination of visual and statistical methods to ensure that the grade and density estimates are an appropriate representation of the underlying sample data.

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

In the opinion of the Qualified Persons, the level of understanding of the geologic controls that influence the distribution of copper mineralization at the Bornite Deposit is relatively good. The drilling, sampling and validation practices utilized by Trilogy during the various campaigns have been conducted in a professional manner and adhere to accepted industry standards. The confidence in older, historic, drilling conducted by Kennecott has been demonstrated through a series of validation checks and, overall, the underlying database is considered sufficient for the estimation of Indicated and Inferred mineral resources. The mineral resources have been estimated in conformity with generally accepted CIM Estimation of Mineral Resources and Mineral Reserves Best Practices Guidelines and are reported in accordance with the Canadian Securities Administrators’ NI 43-101. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted into mineral reserve. The estimate of mineral resources for the Bornite Project are summarized in “Bornite Project – Mineral Resource Statement”.

Bornite Project - Mineral Resource Statement

Mineral Resources are classified in accordance with the CIM Definition Standards for Mineral Resources and Mineral Reserves (May 2014).

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

Estimate of Copper Mineral Resources – Indicated

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

Table 8: Inferred Resource Estimate for the Bornite Project

See “Cautionary Note to United States Investors”. This section uses the term “inferred resources”. We advise United States investors that these terms are not recognized by the SEC. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. See “Risk Factors” and “Cautionary Note to United States Investors”.

Estimate of Copper Mineral Resources – Inferred

Type	Cut-off (Cu %)	M tonnes	Grade (Cu %)	Contained Metal (Mlbs Cu)
Inferred
In-Pit (2)	0.5	84.1	0.95	1,768
Below-Pit (3)	1.5	57.8	2.89	3,683
Total Inferred		141.9	1.74	5,450

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. See “Risk Factors” and “Cautionary Note to United States Investors.”
	2.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.
	3.	Mineral resources at a 1.5% cut-off are considered as potentially economically viable in an underground mining scenario based on an assumed projected copper price of $3.00/lb, underground mining costs of $65.00 per tonne, milling costs of $11.00 per tonne, G&A of $5.00 per tonne, and an average metallurgical recovery of 87%.
	4.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.
	5.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.
	6.	All amounts are stated in U.S. dollars unless otherwise noted.

Estimate of Cobalt Mineral Resources – Inferred

Class	Type	Cut-off (Cu %)	Tonnes (million)	Average Grade Co (%)	Contained Metal Co (Mlbs)
Inferred	In-Pit(1)	0.5	124.6	0.017	45
Inferred	Below-Pit	1.5	57.8	0.025	32
Inferred	Total		182.4	0.019	77

1.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
3.	It is reasonably expected that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with additional exploration.
4.	Due to limited sample data, none of the cobalt resource meets the confidence for Indicated class resources. All cobalt resources are considered in the Inferred category.

There are no known factors related to environmental, permitting, legal, title, taxation, socio-economic, marketing or political issues which could materially affect the mineral resource.

Bornite Project – Metallurgy

Metallurgical test work to date indicates that the Bornite Project can be treated using standard grinding and flotation methods to produce copper concentrates. Initial testing indicates copper recoveries of approximately 87% resulting in concentrate grades of approximately 28% copper with very low potential penalty elements. Further metallurgical test work is warranted to test these assumptions.

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

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank. We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2018.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2018, neither Trilogy nor any affiliate of Trilogy repurchased Trilogy Common Shares.

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

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following is a general summary of the principal Canadian federal income tax considerations generally applicable under Income Tax Act (Canada) (the “Tax Act”) to a holder of Common Shares, each of whom, at all relevant times, for the purposes of the Tax Act, holds such Common Shares as capital property, deals at arm’s length with the Company, is not affiliated with the Company and, for purposes of the Tax Act, is not, is not deemed to be, a resident of Canada and has not and will not use or hold or be deemed to use or hold the Common Shares in the course of carrying on business in Canada (a “Non-Resident Holder”) and is not a “specified shareholder” (as defined in subsection 18(15) of the Tax Act. A “specified shareholder” for these purposes generally includes a person who (either alone or together with persons with whom that person is not dealing at arm’s length for purposes of the Tax Act) owns or has the right to acquire or control 25% or more of the common shares determined on a votes or fair market value basis. Special rules, which are not discussed below, may apply to a non-resident of Canada that is an insurer which carries on business in Canada and elsewhere.

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

Disposition of Common Shares

A Non-Resident Holder will not be subject to tax under the Tax Act in respect of any capital gain realized by such Non-Resident Holder on a disposition of the Common Shares, nor will capital losses arising from the disposition be recognized under the Tax Act, unless the Common Shares constitute “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention. As long as the shares are then listed on a “designated stock exchange” (as defined in the Tax Act) (which currently includes the TSX and the NYSE American) at the time of disposition, the Common Shares generally will not constitute taxable Canadian property of a Non-Resident Holder, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are met concurrently: (i) the Non-Resident Holder, persons with whom the Non-Resident Holder did not deal at arm’s length, partnerships in which the Non-Resident Holder or persons with whom the Non-Resident Holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, or the Non-Resident Holder together with all such persons, owned or was considered to own 25% or more of the issued shares of any class or series of shares of the capital stock of the Company; and (ii) more than 50% of the fair market value of the Common Shares was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act) or a options in respect of, or interests in, or civil law rights in, such properties, whether or not it exists.

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

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including (a) U.S. Holders that are tax-exempt organizations, qualified retirement plans, individual retirement accounts or other tax-deferred accounts; (b) U.S. Holders that are financial institutions, underwriters, insurance companies, real estate investment trusts or regulated investment companies or that are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (c) U.S. Holders that have a “functional currency” other than the U.S. dollar; (d) U.S. Holders that own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale or other arrangement involving more than one position; (e) U.S. Holders that acquired Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (f) U.S. Holders that hold Common Shares other than as a capital asset (generally property held for investment purposes) within the meaning of Section 1221 of the Code; (g) U.S. Holders that are required to accelerate the recognition of any item of gross income with respect to Common Shares as a result of such income being recognized on an applicable financial statement; or (h) U.S. Holders that own, directly, indirectly or by attribution, 10% or more, by voting power or value, of the outstanding shares of the Company. The summary below also does not address the impact on persons who are U.S. expatriates or former long-term residents of the United States subject to Section 877 of the Code. U.S. Holders and others that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisors.

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

Additional Tax on Passive Income

Individuals, estates and certain trusts whose income exceeds certain thresholds will be required to pay a 3.8% Medicare surtax on “net investment income” including, among other things, dividends and net gain from disposition of property (other than property held in certain trades or businesses). Special rules apply to PFICs. U.S. Holders should consult with their own tax advisors regarding the effect, if any, of this tax on their ownership and disposition of Common Shares.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2015, 2016 and 2017. The Company believes it was a PFIC for the tax year ended November 30, 2018. The Company maybe a PFIC in future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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

The Company will make available to U.S. Holders, upon their written request, timely and accurate information as to its status as a PFIC, and will provide to a U.S. Holder all information and documentation that a U.S. Holder making a QEF Election with respect to the Company, and any Subsidiary PFIC in which the Company owns, directly or indirectly, more than 50% of such Subsidiary PFIC’s total aggregate voting power, is required to obtain for U.S. federal income tax purposes in the event it is a PFIC. However, U.S. Holders should be aware that the Company can provide no assurances that it will provide any such information relating to any Subsidiary PFIC, in which the Company owns, directly or indirectly, 50% or less of such Subsidiary PFIC’s aggregate voting power. Because the Company may own shares in one or more Subsidiary PFICs and may acquire shares in one or more Subsidiary PFICs in the future, they will continue to be subject to the rules discussed above with respect to the taxation of gains and excess distributions with respect to any Subsidiary PFIC for which the U.S. Holders do not obtain the required information. U.S. Holders should consult their tax advisor regarding the availability of, and procedure for making, a QEF Election with respect to the Company and any Subsidiary PFIC.

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

	Year ended November 30
	2018 $	2017 $	2016 $	2015 $	2014 $
Results of operations
Loss and comprehensive loss for the period	21,849	21,104	4,862	9,532	9,648
Basic and diluted loss per share	0.18	0.20	0.05	0.12	0.17

Financial position
Working capital	21,976	4,851	15,056	16,134	4,846
Total assets	54,659	40,279	46,747	51,181	36,826
Total long-term liabilities	20,800	10,365	-	-	-
Shareholders’ equity	32,202	25,665	46,154	50,430	35,847

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Fourth Quarter and Year Ended November 30, 2018

(expressed in US dollars)

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “the Company”, “us” or “we”) is dated February 8, 2019 and provides an analysis of our audited financial results for the year ended November 30, 2018 compared to the years ended November 30, 2017 and November 30, 2016.

The following information should be read in conjunction with our November 30, 2018 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Additions to the Senior Management Team

On May 31, 2018, we announced the additions of Patrick (“Pat”) Donnelly as Vice President, Corporate Communications and Development and Robert (“Bob”) Jacko as Senior Director, Operations to the Company’s senior management team.

Project activities

South32 Option Agreement

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to form a Joint Venture with South32 Group Operations Pty Ltd., a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (“South32”) on the UKMP (“Option Agreement”). Under the terms of the Option Agreement, as amended, Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. Upon exercise of the option, Trilogy Metals US will transfer its Alaskan assets, including the UKMP, and South32 will contribute a minimum of $150 million, to a newly formed and jointly held, limited liability company (“LLC”).

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three-year period, which funds will be used to execute a mutually agreed upon program at the UKMP. The funds provided by South32 may only be expended in accordance with an approved program by a technical committee with equal representation from Trilogy and South32. South32 may exercise its option at any time over the three-year period to enter into the 50/50 joint venture. To subscribe for 50% of the JV, South32 will contribute a minimum of $150 million, plus any amounts Trilogy Metals US spends at the Arctic Project or regional exploration over the three-year option period, to a maximum of $16 million over the three-year period (the “Subscription Price”), less an amount of the initial funding contributed by South32.

Option Funding Phase

Provided that all the exploration data and information has been made available to South32 by no later than December 31 of each year, South32 must decide by the end of January of the following year whether; (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. If the election to fund a further tranche is not made in January, South32 has until the end of March to exercise the option to form the LLC and make the subscription payment. If South32 elects to exercise the option, the Subscription Price less certain deductions for initial funding shall be paid in one tranche within 45 business days. Should South32 not make its annual minimum payment or elect to withdraw, the option will lapse and South32 will have no claim to ownership or the funds it had already spent. The option payment for the first year was paid by South32 in April 2017 and expended on the Year 1 exploration program at the Bornite Project. Early in December 2017, South32 committed to fund the $10 million 2018 program for the Bornite Project. The funds, which represent the second tranche, maintain the Option Agreement in good standing, and were fully received on January 24, 2018. An additional $0.80 million was received during the year ended November 30, 2018 from South32 as an advance on the year three funding.

On January 31, 2019, we announced the 2019 program and budgets with South32 committing to fund the $9.2 million budget for the Bornite Project. The funds, which represent the third and final tranche, maintains the Option Agreement in good standing, and will be received on or before February 12, 2019.

Subscription Funding Phase

At any time during the option funding phase of the agreement, South32 may elect to subscribe for a 50% interest in a newly formed LLC which will take transfer of, and hold, Trilogy Metals US’ Alaskan Assets. As part of the Subscription Price, South32 will match any spending expended by us at the Arctic Project or on regional exploration over 3 years (2017, 2018 and 2019), to a cumulative maximum of $16 million. Depending on when the option is exercised, certain amounts of the Initial Funding will be deducted from the Subscription Price.

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

Bornite Project

In partnership with South32 we completed a 2018 exploration program directed by the joint Trilogy-South32 Technical Committee at the Bornite Project with a total budget of $10.8 million, fully funded by South32. The focus of this year’s program was to follow-up on the 2017 wide step-out exploration program.

This year’s program comprised of 12 drill holes totaling approximately 10,123 meters (33,212 feet) of exploration drilling through a combination of infill and expansion drill holes in and around the known deposit. The original drilling campaign was budgeted to be 8,000 meters utilizing 3 drill rigs at a cost of $10.0 million and was subsequently expanded to 10,000 meters with the addition of 2 more drill rigs for a revised budget of $10.8 million. The 2018 program followed up on drilling completed during the 2017 exploration program, which was one of the larger programs in the history of drilling at the Bornite Project. The objective of the 2018 drill campaign was to infill and expand the currently defined open pit and underground mineral resources. In addition, we completed a cobalt resource estimate at Bornite released on June 5, 2018.

On August 23, 2018, the Company announced initial assay results from the first drill holes, RC18-0247, from the Bornite Project and subsequently, on October 9, 2018, the Company announced assay results for three additional drill holes (RC18-0243, RC18-0244, RC18-0246 as well as additional results for RC18-0247). Assay results from three additional drill holes (RC18-0248, RC18-0249 and RC18-0250) were released on November 19, 2018 and assay results from the remaining five drill holes (RC18-0251, RC18-0252, RC18-0254, RC18-0255 and RC18-0256) were released on December 13, 2018. Hole RC18-0253 was abandoned before reaching its target depth and re-collared as RC18-0254. A total of 12 holes were drilled at the Bornite Project during the 2018 summer exploration program.

Our actual costs were slightly over the revised budget of $10.8 million due to unexpected repair and maintenance costs at our remote camp site. In fiscal 2018, we expended $10.9 million on the Bornite Project, consisting of $4.2 million in drilling and geochemistry, $2.9 million in project support expenses, $2.6 million in wages and benefits, $0.1 million in engineering studies, $1.0 million in geophysical programs, and $0.1 million in environmental studies.

Early in December 2017, South32 committed to fund the 2018 program and budget of $10.0 million focused at the Bornite Project. The funds, which represent the second tranche of $10 million under the Option Agreement required to maintain the agreement in good standing, were fully received in January 2018. On August 23, 2018, we announced that South32 agreed to increase its contribution to the 2018 Bornite drill program by funding an additional $800,000, of which the additional funds would reduce South32’s minimum funding for the 2019 minimum exploration budget commitment of $10 million to $9.2 million. On January 31, 2019, we announced our 2019 program and budgets totaling $16.2 million of which South32 will fund $9.2 million for an exploration program at the Bornite Project.

Arctic Project

The year’s program comprised of approximately 593 meters of geotechnical and hydrological drilling completed during the 2018 summer field season. The geotechnical program consisted of 24 large diameter drill holes and 40 excavated test pits and was completed to provide additional geotechnical and hydrologic information for the waste rock dump, tailings management facility, and surface infrastructure in the area. In addition, studies on the Arctic road alignment (from the Arctic mine site to Dahl Creek), acid rock drainage and metal leaching potential, ore sorting capabilities and metallurgical studies at Arctic were started during 2018. We, also, continued the collection of baseline environmental data on hydrology, meteorology and archeology.

Our actual costs were below our budget of $6.7 million due to a delay in certain engineering studies, now expected to be completed in 2019. In fiscal 2018, we expended $5.6 million on the Arctic Project, consisting of $1.0 million in engineering expenses, $0.6 million in drilling, geochemistry and geophysical programs, $1.4 million in project support expenses, $0.7 million in wages and benefits, $0.6 million in land maintenance and permit expenses, $0.5 million in community engagement and $0.8 million in environmental studies.

Outlook

The Company has approved budgets for the fiscal year ending November 30, 2019 totaling $18.2 million for its project activities at the UKMP. $9.2 million (to be funded by South32) is approved for the Bornite Project focused on additional exploration drilling for a combination of infill and expansion drilling of the known deposit, $7.0 million is approved for the Arctic Project focused on feasibility level engineering and environmental work towards the completion of a feasibility study in the first half of 2020, and $2.0 million (to be funded 50/50 as between the Company and South32) is approved for regional or district exploration focused on identifying new drill targets.

At the Bornite Project, we anticipate drilling approximately 7,900 metres in approximately 12 drill holes with the objective to infill and extend the underground resource. Drilling will be completed with 3 drill rigs during the summer of 2019. At the Arctic Project, we anticipate the need for further geotechnical drilling inside the open pit for feasibility level engineering studies on water management, tailings storage and waste containment analysis and design. Work will be focused on completing a feasibility study which is anticipated in the first half of 2020. Environmental baseline studies will continue at both Bornite and Arctic while specific environmental studies will be completed at Arctic for feasibility and permitting of the mine.

Trilogy and South32 have agreed to fund 50/50 a $2 million regional or district exploration program and budget. We anticipate completing an aerial EM geophysics survey in the spring of 2019 over the Company’s 100 Km volcanogenic massive sulphide belt and with that information, prepare for exploration drilling of certain targets.

South32 will fund $9.2 million for the Bornite budget on or before February 12, 2019. The funds received by South32 represent their funding of the third and final year of the Option Agreement and keeps the agreement in good standing. South32 can exercise its option under the agreement to form the 50/50 joint venture at any time but must do so before January 31, 2020. The Company will fund 100% of the Arctic budget.

The Company has also approved a $4.8 million budget for fiscal 2019 for general and administrative activities, professional fees, salaries, public company costs and investor relations.

Summary of results

in thousands of dollars,

except for per share amounts

Selected expenses	Year ended November 30, 2018 $	Year ended November 30, 2017 $	Year ended November 30, 2016 $
General and administrative	1,532	1,385	1,337
Mineral properties expense	16,490	15,100	5,037
Professional fees	453	708	442
Salaries	1,467	975	1,003
Salaries – stock-based compensation	1,441	705	615
Loss (gain) on held for trading investments	272	2,225	(145)
Loss from continuing operations for the year	21,849	21,104	8,712
Income from discontinued operations for the year	-	-	(3,850)
Loss and comprehensive loss for the year	21,849	21,104	4,862
Basic and diluted loss per common share	$0.18	$0.20	$0.05

For the year ended November 30, 2018, we reported a net loss of $21.8 million (or $0.18 basic and diluted loss per common share) compared to a net loss for the corresponding period in 2017 of $21.1 million (or $0.20 basic and diluted loss per common share) and a net loss of $4.9 million for the corresponding period in 2016 (or $0.05 basic and diluted loss per common share). The 2018 movement in net loss was primarily due to the increased size and magnitude of the field programs undertaken at our mineral properties. Adding to this variance in 2018 were incremental increases in general and administrative expenses, salaries and stock-based compensation, offset by decreases in professional fees as well the loss on disposition of Gold Mining Inc. (“GMI”) shares when compared to the prior year.

The 2017 movement in net loss was primarily due to the significantly increased size and magnitude of the field programs undertaken at our mineral properties in 2017 offset by a one-time gain in 2016 on the sale of Sunward Investments Ltd. (“Sunward Investments”), which, through a subsidiary, owned 100% of the Titiribi gold-copper exploration project in Colombia. Additionally, there were losses recognized on both the sale of investments as well as investments designated as held for trading in 2017 that did not exist in the prior fiscal year. The investment in shares and warrants to purchase shares in GMI (formerly, Brazil Resources Inc.) that were acquired through the sale of Sunward Investments in 2016 were fully disposed of during the year ended November 30, 2018. In summary, in 2015 the Company acquired Sunward Resources Inc. receiving approximately $20.0 million in cash and the Titribi project valued at $3 million by issuing common shares of $23.0 million. In 2016, the Company sold the Titribi project for consideration of 5 million shares of GMI. We have subsequently sold the GMI shares for total net proceeds of C$7.6 million.

For the year ended November 30, 2018, we reported a net loss from continuing operations of $21.8 million (or $0.18 basic and diluted loss from continuing operations per common share) compared to a net loss for the corresponding period in 2017 of $21.1 million (or $0.20 basic and diluted loss from continuing operations per common share) and a net loss of $8.7 million for the corresponding period in 2016 (or $0.08 basic and diluted loss from continuing operations per common share).

The slight increase in the loss pertaining to 2018 relates to the size of the program undertaken at the UKMP in 2018. We executed a $16.5 million program at the UKMP in 2018, with $10.8 million on the Bornite Project funded by South32 under the Option Agreement. The 2018 field program consisted of 10,123 meters of exploration drilling at the Bornite Project. At Arctic, 593 meters of geotechnical drilling and 40 test pits were completed to provide additional geotechnical and hydrologic information for the waste rock dump, tailings management facility and surface infrastructure in the area.

Comparably, the significant increase in the loss pertaining to 2017 relates to the size of the program undertaken at the UKMP in 2017. We executed a $15.1 million program at the UKMP in 2017, with $10.0 million on the Bornite Project funded by South32 under the Option Agreement. The 2017 field program consisted of 8,437 meters of exploration drilling at the Bornite Project, 274 meters of geotechnical drilling and 26 test pits completed to determine site facility locations and mine design at the Arctic Project, and 785 meters of infill drilling to collect material for an ore-sorting study at the Arctic Project. Additionally, significant engineering work was completed on the PFS study at the Arctic Project that was completed in Q1 2018.

In contrast, in 2016, we executed a $5.0 million program on the Arctic Project. The program in 2016 was focused on moving the Arctic Project towards pre-feasibility compared to the significant programs undertaken at the Bornite and Arctic Projects in 2017 and 2018. In 2016, we completed a drill program consisting of 3,058 meters at the Arctic Project and increased the environmental baseline data collection and engineering site investigations. Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs.

Additionally, the significant variance in 2016, compared to 2017 and 2018, relates to the gain recognized on the sale of Sunward Investments and the Titiribi Project of $4.4 million, pre-tax. This was a one-time event for which there is no comparable gain in either of the two subsequent years. As a result of the sale, the operations of Sunward Investments were reclassified as a discontinued operation, retrospectively. Expenses of $0.6 million for the year ended November 30, 2016 related to the Sunward Investments operations were reclassified to discontinued operations.

During the year ended November 30, 2018, the Company sold the remaining 2,365,000 common shares of GMI for proceeds of $2.3 million and realized a loss on sale of $0.3 million. Similarly, during the year ended November 30, 2017, the Company sold 2,525,000 common shares of GMI for proceeds of $3.5 million and realized a loss on sale of $0.6 million. For the year ended November 30, 2017, we recognized an unrealized loss on held for trading investments of $1.6 million on 2,365,000 common shares of GMI and 1,000,000 warrants to purchase a common share of GMI.

Professional fees for the year ended November 30, 2018 were $0.5 million, a decrease of $0.2 million from the $0.7 million incurred for the year November 30, 2017, and an increase of $0.1 million from the $0.4 million incurred for the year ended November 30, 2016. Expenses in 2018 decreased from 2017 as the prior year included the arrangement with South32 and preparatory costs associated with the filing of a base shelf prospectus in Canada and the US. Costs in 2016 were down significantly from other years due to less corporate transaction activity as well as $0.2 million in costs related to the sale of Sunward recorded to discontinued operations.

Other variances for the year ended November 30, 2018 compared to 2017 and 2016 are as follows: (a) $1.5 million in general and administrative expenses in 2018 compared to $1.4 million in 2017 and $1.3 million in 2016 due to a less favorable foreign exchange movement; (b) $1.5 million in salaries in 2018 compared to $1 million in 2017 and 2016 due to changes in staffing levels at the corporate office; and (c) $1.4 million in stock based compensation in 2018 compared to $0.7 million in 2017 and $0.6 million in 2016 due to the fair value of grants valued using the Black-Scholes model, which is most sensitive to the Company’s increased share price and future expected volatility.

The comparable basic and diluted loss per common share for 2018 of $0.18 is slightly lower than 2017 due to the dilutive effect of the increased weighted average number of shares outstanding at November 30, 2018 versus the prior year. The basic and diluted loss per common share for 2016 of $0.05 is lower than 2017 due to the gain on the sale of Sunward Investments recognized in the 2016 year.

Fourth quarter results

During the fourth quarter of 2018, we had a loss of $5.3 million compared to a loss of $6.7 million in the fourth quarter of 2017. The primary drivers for the difference were $0.9 million lower mineral properties expenses, loss on disposition of investments of $0.8 million in the fourth quarter of 2017 for which the comparative is nil in the fourth quarter 2018, all offset by $0.5 million in increased salaries benefits in the fourth quarter 2018. We incurred $3.8 million of mineral property expenses in the fourth quarter of 2018 compared to $4.7 million of mineral property expenses in the fourth quarter of 2017 as the camp closed earlier in the 2018 program (October 13, 2018) versus the 2017 program (October 31, 2017).

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

in thousands of dollars

	Year ended November 30, 2018 $	Year ended November 30, 2017 $	Year ended November 30, 2016 $
Interest income	346	59	61
Expenses	21,923	18,930	8,918
Loss from continuing operations for the year	21,849	21,104	8,712
Income from discontinued operations for the year	-	-	(3,850)
Loss and comprehensive loss for the year	21,849	21,104	4,862
Total assets	54,659	40,279	46,747
Total liabilities	22,457	14,614	593

Quarterly information

in thousands of dollars,

except per share amounts

	Q4 2018	Q3 2018	Q2 2018	Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017
	11/30/18 $	08/31/18 $	05/31/18 $	02/28/18 $	11/30/17 $	08/31/17 $	05/31/17 $	02/28/17 $
Interest and other income	117	135	77	17	13	23	12	11
Mineral property expenses	3,833	9,051	2,475	1,131	4,693	8,471	1,297	639
Earnings (loss) for the period	(5,319)	(9,920)	(3,664)	(2,946)	(6,726)	(8,992)	(2,390)	(2,996)
Earnings (loss) per common share – basic and diluted	(0.04)	(0.08)	(0.03)	(0.03)	(0.06)	(0.09)	(0.02)	(0.03)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of Sunward, the disposition of investments held for trading and financing activities.

Our loss for the first quarter ended February 28, 2017 of $3.0 million is significantly increased compared to prior quarterly periods due to an unrealized loss on held for trading investments of $1.2 million. The investments are classified as held for trading and changes in the fair value of the investments are recorded through the statement of loss. Our loss for the second quarter ended May 31, 2017 of $2.4 million is significantly increased from the comparable period due to a significant increase is the size of our field program resulting in increased mineral property expenses of $1.3 million. Similarly, our loss for the third quarter ended August 31, 2017 of $9.0 million is significantly increased from the comparable loss of $4.3 million in the third quarter ended August 31, 2016 due to the size of the 2017 field program which was more than double the 2016 field program. The loss of $6.7 million for the fourth quarter ended November 30, 2017 is significantly increased compared to the earnings of $2.7 million recognized for the fourth quarter ended November 30, 2016. As discussed above under fourth quarter results, in 2016, a gain of $4.4 million was recognized on the sale of Sunward Investments, a non-recurring disposal of assets. The loss for the fourth quarter ended November 30, 2017 of $6.7 is significantly increased due to the length of the field program undertaken in 2017 which operated during the majority of the fourth quarter. In 2016, the field program did not extend into the fourth quarter and as such, mineral property expenses of $1.0 million incurred were related to engineering and other desktop studies undertaken during the comparable period.

Our loss for the first quarter ended February 28, 2018 of $2.9 million is consistent with the first quarter results of the comparative period and is a reflection of the seasonality of the mineral property expenses which are mostly incurred during the summer and fall season. Our loss for the second quarter ended May 31, 2018 of $3.7 million is significantly increased from the comparable period due to an increase in mineral property expenses related specifically to the work performed on the Arctic PFS results of which were released on February 20, 2018 with work related to writing and filing of the technical report performed during the second quarter prior to filing on April 6, 2018. Similarly, our loss for the third quarter ended August 31, 2018 of $9.9 million has increased from the comparable loss of $9 million in the third quarter ended August 31, 2017 due to the size of the 2018 field program which resulted in $0.6 million more in mineral properties expense and foreign exchange loss of $0.6 million, offset by $0.3 million lower loss on held for trade investments (disposition of GMI shares) versus the comparable period. The loss of $5.3 million for the fourth quarter ended November 30, 2018 is significantly lower when compared to the loss of $6.7 million recognized for the fourth quarter ended November 30, 2017. As discussed above under fourth quarter results, in 2017, a loss of $0.8 million was recognized on the sale and valuation of GMI shares classified as held for trading. There was no comparable loss in the fourth quarter 2018 as GMI shares were fully disposed by the third quarter of 2018.

Liquidity and capital resources

At November 30, 2018, we had $23.0 million in cash and cash equivalents. We expended $22.1 million on operating activities during the 2018 fiscal year compared with $15.4 million for operating activities for the same period in 2017, and expenditures of $8.7 million for operating activities for the same period in 2016. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative expenses, salaries and professional fees. The increase in cash spent in the year ended November 30, 2018 is mainly due to increased mineral property expenses of $1.4, general and administrative expenses of $0.2 million, salaries of $0.5 million and a reduction in accounts payable and accrued liabilities of $2.6 million. As at November 30, 2018, the Company had consolidated cash of $23.0 million and working capital of $22 million. The Company continues to manage its cash expenditures through its working capital and funding from South32 under the Option Agreement. The Company has adequate funds to meet its operations and administration expenses.

On April 20, 2018, the Company completed a bought-deal financing for gross proceeds of $28.7 million by issuing 24,784,482 common shares at $1.16 per common share. Expenses including bank commissions, legal fees, stock exchange and other fees totaled $1.8 million for net proceeds of $26.9 million.

During the year ended November 30, 2018, we raised $12.7 million from investing activities. These investing proceeds consist of $10.4 million raised through mineral property funding from South32 and $2.3 million from proceeds from the sale of the remaining investments in GMI, net of $7 thousand expended on capital purchases. During the year ended November 30, 2017, we raised $13.5 million from investing activities. $10.4 million was raised through mineral property funding from South32, $3.5 million from proceeds from the sale of investments in GMI, net of $0.3 million expended on capital purchases. During the year ended November 30, 2016, we raised $0.2 million in sales from investments acquired through the sale of Sunward Investments.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at November 30, 2018 are as follows.

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,657	1,657	-	-	-
Office lease	1,065	174	372	519	-
Warehouse lease	168	57	111	-	-
	2,890	1,888	483	519	-

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

On October 12, 2018, NovaCopper US Inc. entered into a lease for office and warehouse space effective October 15, 2018 for a period of three years with a total commitment of $175,000.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office and warehouse space with a remaining total commitment of $1.2 million.

Outstanding share data

At February 8, 2019, we had 131,585,612 common shares issued and outstanding. At February 8, 2019, we had outstanding 6,521,740 warrants with an exercise price of $1.52 each, 8,821,434 stock options with a weighted-average exercise price of $0.60, 1,182,106 DSUs, 400,002 RSUs, and 11,927 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold Arrangement Options and NovaGold DSUs, please refer to note 8 in our November 30, 2018 audited consolidated financial statements. Upon the exercise of all the forgoing convertible securities, the Company would be required to issue an aggregate of 16,927,270 common shares.

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

(a)          Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2018 is limited the Canadian dollar balances consisting of cash of CDN$343,000, accounts receivable of CDN$19,000, and accounts payable of CDN$1,123,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $51,000.

(b)          Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. We hold cash and cash equivalents with Canadian Chartered financial institutions. Our accounts receivable consists of GST receivable from the Federal Government of Canada, receivable for tenant improvements and other receivables for recoverable expenses. Our exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)          Liquidity risk

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage liquidity risk through the management of our capital structure and financial leverage. Future sources of liquidity may arise from equity financing, the exercise of mineral properties option, debt financing, convertible debt, or other means. Our contractually obligated cash flow is disclosed under the section titled “Contractual Obligations.”

(d)          Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2018, a 1% change in interest rates would result in a change in net loss of $0.2 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our November 30, 2018 audited consolidated financial statements

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

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the US Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2018. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2018.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2018, the Company’s internal control over financial reporting was effective.

Risk factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 8, 2019 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Additional information

Additional information regarding the Company, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

77

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

For the required supplementary data, please see the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Trilogy Metals Inc.

Consolidated Financial Statements

November 30, 2018, 2017 and 2016

(expressed in US dollars)

Management’s Report on Internal Control over Financial Reporting

The management of Trilogy Metals Inc. is responsible for establishing and maintaining adequate internal control over financial reporting under Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act. The Securities Exchange Act of 1934 defines this as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that may have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting is effective as of November 30, 2018.

/s/ Rick Van Nieuwenhuyse	/s/ Elaine Sanders

Rick Van Nieuwenhuyse	Elaine Sanders
President & Chief Executive Officer	Vice President & Chief Financial Officer

February 8, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Trilogy Metals Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trilogy Metals Inc. and its subsidiaries, (together, the Company) as of November 30, 2018 and 2017, and the related consolidated statements of loss and comprehensive loss for each of the three years in the period ended November 30, 2018, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and their results of operations and their cash flows for each of the three years in the period ended November 30, 2018 in conformity with accounting principles generally accepted in the United States of America (US GAAP). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

signed “PricewaterhouseCoopers LLP”

Chartered Professional Accountants

Vancouver, British Columbia

February 8, 2019

We have served as the Company's auditor since 2012.

Trilogy Metals Inc.

Consolidated Balance Sheets

As at November 30, 2018 and 2017

in thousands of US dollars

	November 30, 2018 $	November 30, 2017 $
Assets
Current assets
Cash and cash equivalents	22,991	5,391
Accounts receivable	23	470
Deposits and prepaid amounts	619	723
Current investments (note 3)	-	2,516
	23,633	9,100

Rent deposit	114	114
Plant and equipment (note 4)	325	478
Mineral properties and development costs (note 5)	30,587	30,587
	54,659	40,279
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	1,657	4,249
	1,657	4,249

Mineral properties purchase option (note 5c)	20,800	10,365
	22,457	14,614
Shareholders’ equity
Share capital (note 8) – unlimited common shares authorized, no par value Issued – 131,585,612 (2017 – 105,684,523)	164,069	136,525
Warrants (note 8(c))	2,253	2,163
Contributed surplus	122	124
Contributed surplus – options (note 8(a))	19,076	18,402
Contributed surplus – units (note 8(b))	1,489	1,319
Deficit	(154,807)	(132,868)
	32,202	25,665
	54,659	40,279

Commitments and contingencies (note 12)

Subsequent events (note 13)

(See accompanying notes to the consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

For the Years Ended November 30

in thousands of US dollars, except share and per share amounts

	2018 $	2017 $	2016 $
Expenses
Amortization	160	107	79
Foreign exchange (gain) loss	(26)	(395)	204
General and administrative	1,532	1,385	1,337
Investor relations	406	345	201
Mineral properties expense (note 5(d))	16,490	15,100	5,037
Professional fees	453	708	442
Salaries	1,467	975	1,003
Salaries – stock-based compensation	1,441	705	615
Total expenses	21,923	18,930	8,918
Other items
Loss (gain) on held for trading investments	272	2,225	(145)
Loss on disposal of equipment	-	8	-
Interest and other income	(346)	(59)	(61)
Loss from continuing operations for the year	21,849	21,104	8,712

Loss from discontinued operations	-	-	598
Gain on sale of Sunward Investments Ltd.	-	-	(4,448)
Income from discontinued operations for the year (note 7)	-	-	(3,850)
Loss and comprehensive loss for the year	21,849	21,104	4,862

Basic and diluted loss from continuing operations per common share	$0.18	$0.20	$0.08
Basic and diluted earnings from discontinued operations per common share	-	-	$(0.04)
Basic and diluted loss per common share	$0.18	$0.20	$0.05
Weighted average number of common shares outstanding	121,778,727	105,562,769	105,103,952

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended November 30

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – 2015	104,796,421	136,040	2,163	124	17,841	1,164	(106,902)	50,430
Exercise of options	162,854	65	-	-	(65)	-	-	-
Restricted Share Units	108,399	34	-	-	-	(63)	-	(29)
Deferred Share Units	218,795	218	-	-	-	(218)	-	-
Stock-based compensation	-	-	-	-	358	257	-	615
Loss for the year	-	-	-	-	-	-	(4,862)	(4,862)
Balance – 2016	105,286,469	136,357	2,163	124	18,134	1,140	(111,764)	46,154
Exercise of options	188,856	85	-	-	(85)	-	-	-
Restricted Share Units	209,198	83	-	-	-	(173)	-	(90)
Stock-based compensation	-	-	-	-	353	352	-	705
Loss for the year	-	-	-	-	-	-	(21,104)	(21,104)
Balance – 2017	105,684,523	136,525	2,163	124	18,402	1,319	(132,868)	25,665
Bought-deal financing (note 8)	24,784,482	28,750	90	-	-	-	(90)	28,750
Share issuance costs	-	(1,805)	-	-	-	-	-	(1,805)
Exercise of options	315,148	140	-	-	(140)	-	-	-
Restricted Share Units	800,000	457	-	-	-	(457)	-	-
NovaGold DSU conversion	1,459	2	-	(2)	-	-	-	-
Stock-based compensation	-	-	-	-	814	627	-	1,441
Loss for the year	-	-	-	-	-	-	(21,849)	(21,849)
Balance – 2018	131,585,612	164,069	2,253	122	19,076	1,489	(154,807)	32,202

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

For the Years Ended November 30

in thousands of US dollars

	2018 $	2017 $	2016 $
Cash flows used in operating activities
Loss for the year	(21,849)	(21,104)	(4,862)
Items not affecting cash
Amortization	160	107	174
Gain on sale of Sunward Investments Ltd.	-	-	(4,448)
Loss (gain) on held for trading investments	272	2,225	(145)
Loss on disposal of equipment	-	8	-
Foreign exchange (gain) loss	(53)	(393)	184
Stock-based compensation	1,441	705	615
Net change in non-cash working capital
Decrease (increase) in accounts receivable	447	(423)	(8)
Decrease (increase) in deposits and prepaid amounts	104	(113)	(59)
Increase (decrease) in accounts payable, accrued liabilities and due to related parties	(2,592)	3,577	(143)
	(22,070)	(15,411)	(8,692)
Cash flows from (used in) financing activities
Proceeds from bought deal financing (note 8)	28,750	-	-
Share issuance costs	(1,805)	-	-
Settlement of Restricted Share Units	-	(90)	(29)
	26,945	(90)	(29)
Cash flows from (used in) investing activities
Acquisition of plant & equipment	(7)	(300)	(122)
Mineral properties funding (note 5)	10,435	10,365	-
Proceeds from the sale of investments, net of fees	2,297	3,479	228
Net cash outflow from the disposition of Sunward Investments Ltd.	-	-	(184)
	12,725	13,544	(78)
(Decrease) increase in cash and cash equivalents	17,600	(1,957)	(8,799)
Effect of exchange rate on cash and cash equivalents	-	8	-
Cash and cash equivalents – beginning of year	5,391	7,340	16,139
Cash and cash equivalents – end of year	22,991	5,391	7,340

	2018 $	2017 $	2016 $
Non-cash investing and financing activities
Acquisition of investments from the sale of Sunward Investments Ltd. (note 7)	-	-	8,102

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1	Nature of operations

Trilogy Metals Inc., (“Trilogy”, the “Company”, or “we”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company changed its name from NovaCopper Inc. to Trilogy Metals Inc. on September 1, 2016 to better reflect its diversified metals resource base. The Company is engaged in the exploration and development of mineral properties with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US” or “USA”).

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

These financial statements were approved by the Company’s Board of Directors for issue on February 8, 2019.

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

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. Mineral property exploration expenditures are expensed when incurred. When it has been established that a mineral deposit is commercially mineable, an economic analysis has been completed and permits are obtained, the costs subsequently incurred to develop a mine on the property prior to the start of mining operations are capitalized. Capitalized costs will be amortized following commencement of production using the unit of production method over the estimated life of proven and probable reserves.

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

Financial instruments

Held-for-trading financial assets and liabilities are recorded at fair value as determined by active market prices or valuation models, as appropriate. Valuation models require the use of assumptions which may include the expected life of the instrument, the expected volatility, dividend payouts, and interest rates. In determining these assumptions, management uses readily observable market inputs where available or, where not available, inputs generated by management. Changes in fair value of held-for-trading financial instruments are recorded in income or loss for the period. Held-for-trading financial assets consisting of common share and warrant investments in a publicly-held mining company were disposed during the year.

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

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant estimates include the assessment of impairment of mineral properties, income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

Accounting standards adopted

i.	Statement of cash flows

In November 2016, the FASB issued guidance regarding the presentation of restricted cash in the statement of cash flows (“ASU 2016-18”). This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company has analyzed the impact of the update and determined that the clarification will not affect the Company’s presentation on its statement of cash flows. The Company early adopted the guidance during the year. As there was no impact on the Company’s statement of cash flows, there were no changes as a result of the adoption of the guidance.

ii.	Business combinations

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

iii.	Accounting for certain financial instruments with down round features

In July 2017, the FASB issued revised guidance related to complexity associated with applying GAAP for certain financial instruments with the characteristics of liabilities and equity (“ASU 2017-11”) Under the guidance, entities will no longer consider a down round feature when determining whether a free standing financial instrument or an embedded feature that contains a down round feature is considered indexed to the entity’s own stock under ASC 815-40 which is required for a freestanding financial instrument to be classified in shareholder’s equity and may exempt an embedded feature from bifurcation and derivative accounting. Entities will recognize the effect of a down round feature only when it is triggered. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. The Company has adopted this guidance for the fiscal year ended November 30, 2018.

Recent accounting pronouncements

i.	Leases

In February 2016, the FASB issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”). This will result in most leases being capitalized as a right of use asset with a related liability on the balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of fiscal year ended November 30, 2020. We expect the adoption will have an impact as we expect to capitalize leases, specifically our office leases, that are not currently recognized on the balance sheets. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. The impact of this adoption will increase asset and liability balances as part of recognizing the leases on the balance sheet. It will impact the statement of loss and comprehensive loss due to the recognition of depreciation on the leased assets and interest expense from the lease liability compared to the current recognition of lease expense as incurred.

ii.	Financial instruments

In March 2016, the FASB issued new guidance on classifying and measuring financial instruments (“ASU 2016-02”). This update is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company has analyzed the impact of the update and determined that the changes to classification and measurement of financial instruments are not expected to have an impact as the Company’s investments in equity securities were held at fair value with changes recorded to the statement of loss and comprehensive loss. The remaining changes in the update do not have an effect on the Company’s accounting for financial instruments. The standard will be effective for the Company for the fiscal year ending November 30, 2019.

3	Investments

On September 1, 2016, Trilogy acquired 5,000,000 common shares of GoldMining Inc. (“GMI”), formerly Brazil Resources Inc., a public company listed on the TSX-Venture exchange, and 1,000,000 warrants, with each warrant exercisable into one common share of GMI until September 1, 2018 at an exercise price of CDN$3.50. These shares and warrants were acquired as consideration for the Company’s sale of Sunward Investments. Sunward Investments, through a subsidiary, owned 100% of the Titiribi gold-copper exploration project (note 7).

The common shares and warrants received were designated as held-for-trading financial assets. The fair value of the common shares was determined based on the closing price at each period end. The fair value of the GMI warrants was determined using the Black-Scholes option pricing model at each period end.

	in thousands of dollars
	November 30, 2018 $	November 30, 2017 $
Current investments	-	2,516

During the year ended November 30, 2018, the Company sold 2,365,000 (2017 – 2,525,000) common shares of GMI for proceeds of $2.3 million (2017 – $3.5 million) and realized a loss on sale of $0.3 million (2017 - $0.6 million).

As at November 30, 2018, the Company held no (2017 – 2,365,000) common shares of GMI and no warrants (2017 – 1,000,000). All the warrants expired unexercised on September 1, 2018.

4	Plant and equipment

in thousands of dollars
	November 30, 2018
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(17)	46
Leasehold improvements	53	(10)	43
Computer hardware and software	115	(109)	6
Alaska, USA
Machinery and equipment	3,178	(2,964)	214
Vehicles	348	(333)	15
Computer hardware and software	35	(34)	1
	3,792	(3,467)	325

in thousands of dollars
	November 30, 2017
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(4)	59
Leasehold improvements	85	(34)	51
Computer hardware and software	108	(105)	3
Alaska, USA
Machinery and equipment	3,178	(2,855)	323
Vehicles	348	(309)	39
Computer hardware and software	35	(32)	3
	3,817	(3,339)	478

5	Mineral properties and development costs

	in thousands of dollars
	November 30, 2017 $	Acquisition costs $	November 30, 2018 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

	in thousands of dollars
	November 30, 2016 $	Acquisition costs $	November 30, 2017 $
Alaska, USA
Ambler (a)	26,586	1	26,587
Bornite (b)	4,000	-	4,000
	30,586	1	30,587

(a)	Ambler

On January 11, 2010, NovaGold Resources Inc. (“NovaGold”), through Alaska Gold Company (“AGC”), its wholly-owned subsidiary, purchased 100% of the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt, through a series of cash and share payments. Total fair value of the consideration was $26.6 million. The vendor retained a 1% net smelter return royalty that can be purchased at any time for a one-time payment of $10.0 million.

The Ambler lands were acquired on October 17, 2011 by Trilogy Metals US through a purchase and sale agreement with AGC. On October 24, 2011, NovaGold transferred its ownership of Trilogy Metals US to the Company, then a wholly owned subsidiary of NovaGold, which was subsequently spun-out to NovaGold shareholders and publicly listed on April 30, 2012 (“NovaGold Arrangement”).

Minor staking of $1,000 added to the Ambler land holdings during the year ended November 30, 2017.

(b)	Bornite

On October 19, 2011, Trilogy Metals US acquired the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands, and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act, located adjacent to the Ambler lands in Northwest Alaska. As consideration, Trilogy Metals US paid $4 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects (“UKMP”) through an Exploration Agreement and Option to Lease with NANA. Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after Trilogy Metals US has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage purchased less $40 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the classification of land from which production originates.

(c)	Option Agreement

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to form a Joint Venture with South32 Group Operations Pty Ltd. (“South32 Operations”), a wholly-owned subsidiary of South32 Limited, on the UKMP (as amended, the “Option Agreement”), which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (“South32”). Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. Upon exercise of the option, Trilogy Metals US will transfer its Alaskan assets, including the UKMP, and South32 will contribute a minimum of $150 million to a newly formed limited liability company (“JV LLC”), plus any amounts Trilogy Metals US contributes over the option period to a maximum of $5 million per year (the “Subscription Price”), less an amount of the initial funding contributed by South32.

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

During the year ended November 30, 2017, the Company received the first payment of $10.0 million and these funds were expended on the year 1 program at the Bornite Project. In October 2017, the Company received $0.4 million as a first instalment towards the year 2 program and budget to begin preparatory work. During the year ended November 30, 2018, the Company received payments totaling $10.4 million following the approval of the year 2 program and budget in January 2018, including a $0.80 million advance on South32’s year three funding obligation per the Option Agreement. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

As the initial option payments are credited against the future subscription price upon exercise, the Company has accounted for the payments received as deferred consideration for the purchase of the UKMP interest. At such time as the option is exercised, the initial payments received to that date will be recognized as part of the consideration received for the Company’s contribution of the UKMP into the JV LLC. If South 32 withdraws from the Option Agreement, the consideration will be recognized as income in the statement of loss at that time.

The option to form the JV LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period. The Company determined that the fair value of the option remains $nil as at November 30, 2018.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the years ended November 30, 2018, 2017 and 2016, and includes expenditures funded by South32, as applicable.

	In thousands of dollars
	2018 $	2017 $	2016 $
Alaska, USA
Community	466	318	299
Drilling	4,545	5,074	712
Engineering	1,138	1,840	699
Environmental	842	299	314
Geochemistry and geophysics	1,253	357	82
Land and permitting	587	795	426
Other income	(20)	(25)	(34)
Project support	4,244	3,836	1,254
Wages and benefits	3,435	2,606	1,285
Mineral property expense	16,490	15,100	5,037

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to November 30, 2018 is $94.6 million and cumulative acquisition costs are $30.6 million totaling $125.2 million spent to date.

6	Accounts payable and accrued liabilities

	in thousands of dollars
	November 30, 2018 $	November 30, 2017 $
Trade accounts payable	400	2,767
Accrued liabilities	503	1,293
Accrued salaries and vacation	746	189
Due to related parties	8	-
Accounts payable and accrued liabilities	1,657	4,249

7	Sale of Sunward Investments Ltd

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

The common shares and warrants received were designated as held-for-trading financial assets (note 3).

Following the announcement, the Company classified the operations of Sunward Investments as discontinued operations. The following expenses comprise the discontinued operations of Sunward Investments for the periods of ownership noted.

in thousands of dollars
December 1, 2015 - September 1, 2016 $
Amortization	95
Foreign exchange loss	4
General and administrative	5
Mineral properties expense	460
Professional fees	34
Discontinued operations expense for the year	598
Gain on sale of Sunward Investments Ltd.	(4,448)
(Income)/loss from discontinued operations for the year	(3,850)

8	Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value $
November 30, 2015	104,796,421	136,040
Exercise of options	162,854	65
Restricted Share Units	108,399	34
Deferred Share Units	218,795	218
November 30, 2016	105,286,469	136,357
Exercise of options	188,856	85
Restricted Share Units	209,198	83
November 30, 2017	105,684,523	136,525
Bought deal financing	24,784,482	28,750
Share issuance costs	-	(1,805)
Exercise of options	315,148	140
Restricted Share Units	800,000	457
NovaGold DSU Conversion	1,459	2
November 30, 2018, issued and outstanding	131,585,612	164,069

On April 20, 2018, the Company completed a bought-deal financing for gross proceeds of $28.7 million by issuing 24,784,482 common shares at $1.16 per common share. Expenses including bank commissions, legal fees, stock exchange and other fees totaled $1.8 million for net proceeds of $26.9 million.

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”), once vested, on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of November 30, 2018, 11,927 NovaGold DSUs remain outstanding representing a right to receive 1,988 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)	Stock options

The Company has a stock option plan providing for the issuance of options with a rolling maximum number equal to 10% of the issued and outstanding Common Shares at any given time. The Company may grant options to its directors, officers, employees and service providers. The exercise price of each option cannot be lower than the greater of market price or fair market value of the Common Shares (as such terms are defined in the plan) at the date of the option grant. The number of Common Shares optioned to any single optionee may not exceed 10% of the issued and outstanding Common Shares at the date of grant. The options are exercisable for a maximum of five years from the date of grant and may be subject to vesting provisions.

During the year ended November 30, 2018, the Company granted 2,395,000 options (2017 – 1,695,000 options) at a weighted-average exercise price of CDN$1.20 (2017 - CDN$0.69) to employees, consultants and directors, exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The weighted-average fair value attributable to options granted in 2018 was $0.43 (2017 - $0.22).

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

	November 30, 2018	November 30, 2017	November 30, 2016
Risk-free interest rates	1.59%	0.90%	0.52%
Exercise price	CDN$1.20	CDN$0.69	CDN$0.43
Expected life	3.0 years	3.0 years	3.0 years
Expected volatility	77.9%	74.2%	59.4%
Expected dividends	Nil	Nil	Nil

The Company recognized a stock option payment charge of $0.8 million for the year ended November 30, 2018 (2017 - $0.4 million; 2016 - $0.4 million), net of forfeitures.

As of November 30, 2018, there were 1,406,675 non-vested options outstanding with a weighted average exercise price of $0.81; the non-vested stock option expense not yet recognized was $0.2 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

		November 30, 2018
	Number of options	Weighted average exercise price $
Balance – beginning of year	7,127,500	0.54
Granted	2,395,000	0.88
Exercised	(499,398)	0.62
Forfeited	(176,668)	0.84
Expired	(25,000)	1.49
Balance – end of year	8,821,434	0.60

The following table summarizes information about the stock options outstanding at November 30, 2018.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.33 to $0.50	4,006,433	1.70	0.39	4,006,433	0.39	-
$0.51 to $1.00	4,470,001	2.90	0.72	3,243,327	0.73	1,226,674
$1.01 to $1.49	225,000	4.37	1.33	125,000	1.24	100,000
$1.50 to $1.90	120,000	4.60	1.82	39,999	1.82	80,001
	8,821,434	2.41	0.60	7,414,759	0.56	1,406,675

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2018 was $12.2 million (2017 - $1.8 million, 2016 - $0.6 million) and the aggregate intrinsic value of exercised options in 2018 was $0.5 million (2017 - $0.2 million, 2016 - $0.1 million).

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

On December 7, 2017 company officers were granted 600,000 RSUs of which 400,000 units vested immediately. The remaining 200,000 units will vest evenly over the next two years at the grant anniversary date. Directors were granted 140,875 DSUs throughout the year ended November 30, 2018 based on their election to receive 50% of their annual retainer in DSUs.

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of year	600,002	1,041,231
Granted	600,000	140,875
Vested/paid	(800,000)	-
Balance – end of year	400,002	1,182,106

For the year ended November 30, 2018, Trilogy recognized a stock-based compensation charge of $0.6 million (2017 - $0.4 million, 2016 - $0.3 million), net of forfeitures for RSUs and DSUs.

(c)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the year ended November 30, 2018 is as follows:

	Number of Warrants	Weighted average years to expiry	Weighted average exercise price $
Balance – beginning of year	6,521,740	1.60	1.60
Balance – end of year	6,521,740	0.59	1.52

The exercise price of the share purchase warrants was adjusted downward from $1.60 to $1.52 as a result of the financing completed on April 20, 2018. The Company measured the fair value of the warrants prior to the financing and after the financing and recorded the difference of $90,000 as an adjustment to the warrant value and to retained earnings in shareholders equity during the period. The warrants expire on July 2, 2019.

9	Management of capital risk

The Company relies upon management to manage capital in order to accomplish the objectives of safeguarding the Company’s ability to continue as a going concern in order to pursue the development of its mineral properties and maintain a capital structure which optimizes the costs of capital at an acceptable risk. The Company’s current capital consists of equity funding through capital markets and project funding by South32.

As the Company is currently in the exploration phase none of its financial instruments are exposed to commodity price risk; however, the Company’s ability to obtain long-term financing and its economic viability may be affected by commodity price volatility. The Company will need to raise additional funds to support its operations and administration expenses. Future sources of liquidity may include equity financing, debt financing, convertible debt, or other means.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The Company’s investments were held for trading and marked-to-market at each period end with changes in fair value recorded to the statement of loss. The South32 purchase option is a derivative financial liability measured at fair value with changes in value recorded to the statement of loss.

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2018 is limited the Canadian dollar balances consisting of cash of CDN$343,000, accounts receivable of CDN$19,000 and accounts payable of CDN$1,123,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $51,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions. The Company’s accounts receivable consists of GST receivable from the Federal Government of Canada, and other receivables for recoverable expenses. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at November 30, 2018 are as follows.

	in thousands of dollars
	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,657	1,657	-	-	-
Office lease (note 12)	1,065	174	372	519	-
Office and warehouse lease (note 12)	168	57	111	-	-
	2,890	1,888	483	519	-

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

On October 12, 2018, NovaCopper US Inc. entered into a lease for office and warehouse space effective October 15, 2018 for a period of three years with a total commitment of $175,000.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2018, a 1% change in interest rates would result in a change in net loss of $0.2 million, assuming all other variables remain constant.

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The levels in the fair value hierarchy into which the Company’s financial assets and liabilities that are measured and recognized at fair value on a recurring basis were categorized as follows:

				in thousands of dollars
		November 30, 2018 $			November 30, 2017 $
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Investments – shares	-	-	-	2,514	-	-
Investments – warrants	-	-	-	-	-	2

During the year ended November 30, 2018, the Company disposed of its remaining shares of GMI, a publicly-held mineral exploration company. During the year ended November 30, 2017, the share investments were recorded as current investments and were valued using quoted prices in active markets and as such are classified as a Level 1 financial instrument. The warrants were valued using a Black-Scholes pricing model and were considered a Level 3 financial instrument because the valuation models have significant unobservable inputs.

11	Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

	in thousands of dollars
	November 30, 2018 $	November 30, 2017 $	November 30, 2016 $
Combined federal and provincial statutory tax rate	26.92%	26.00%	26.00%
Income taxes at statutory rate	(5,882)	(5,486)	(1,264)
Difference in foreign tax rates	(424)	(2,267)	(750)
Impact of change in tax rate	23,582
Effect of foreign exchange changes	-	-	(339)
Non-taxable gain on the sale of Sunward Investments	-	-	(545)
Non-deductible expenditures	3,018	4,664	175
Expiry of net operating losses	1,319	(72)	(510)
Other	-	(357)	(68)
Disposition of Sunward Investments	-	-	7,051
Valuation allowance	(21,613)	3,518	(3,750)
Income tax expense	-	-	-

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2018 and 2017 are as follows:

	in thousands of dollars
	November 30, 2018 $	November 30, 2017 $
Deferred income tax assets
Non-capital losses	46,469	61,400
Mineral property interest	10,419	14,625
Deferred interest	6,251	9,040
Property, plant and equipment	64	57
Share issuance costs	440	127
Capital Loss	290	60
Investments	-	201
Other deductible temporary differences	316	353
Total deferred tax assets	64,249	85,863
Valuation allowance	(64,248)	(85,862)
Net deferred income tax assets	1	1
Deferred income tax liabilities
Mineral property interest	-	-
Other taxable temporary differences	(1)	(1)
Deferred income tax liabilities	(1)	(1)
Net deferred income tax assets	-	-

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Act”) was passed into law. The new legislation decreases the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Since the Company has a November 30 fiscal year end, the US entity will have a blended tax rate of 22.2% for the November 30, 2018 fiscal year and 21% thereafter. The impact of the rate change to the deferred tax assets and liabilities have been recognized in the November 30, 2018 fiscal year.

We estimate a reduction in our available future tax benefit of $23.5 million primarily due to the re-measurement of our net deferred tax assets and liabilities which are fully offset by a valuation allowance. This estimate is based on the Company’s initial analysis of the Act. Given the significant complexity of the Act, anticipated guidance from the Internal Revenue Service about implementing the Act, this estimate may be adjusted in future periods.

The Company has loss carry-forwards of approximately $165.3 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

	in thousands of dollars
	Non-capital losses Canada $	Operating losses United States $
2019	-	975
2020	-	830
2021	-	1
2022	-	366
Thereafter	36,909	121,512
	36,909	123,684

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period and are further dependent upon the Company attaining profitable operations. An ownership change under Section 382 occurred on January 22, 2009 regarding losses incurred by AGC, of which the attributes of those losses were transferred to Trilogy Metals US with the purchase of the mineral property in October 2011. Therefore, approximately $39.4 million of the U.S. losses above are subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited. Furthermore, tax reform provisions under section 172 allow federal net operating losses arising in tax years subsequent to December 31, 2017 to be carried forward indefinitely. As at November 30, 2018 the Company has $4.7 million in operating losses that can be carried forward indefinitely.

Additional changes in control may have occurred after October 2011 which may further limit the availability of losses.

On June 19, 2015, we completed the Sunward acquisition which resulted in an acquisition of control of Sunward Resources ULC under of the Income Tax Act in Canada. Therefore, the Company’s ability to use approximately $15.2 million of losses in Canada may be limited.

12	Commitment

The Company has commitments with respect to office and warehouse leases requiring future minimum lease payments as follows:

in thousands of dollars
November 30, 2018 $
2019	231
2020	240
2021	243
2022	197
Thereafter	322
Total	1,233

13	Subsequent events

On December 5, 2018 directors were granted 600,000 stock options vesting immediately and 1,830,000 stock options were granted to employees vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date. Also, on December 5, 2018 officers were granted 225,000 RSUs vesting half on the grant date and half on the first anniversary of the grant date.

RSUs vesting during December 2018 were settled on December 21, 2018 through the issuance of 412,501 Common Shares.

On January 31, 2019, the Company announced the 2019 program and budgets for the Bornite and Arctic projects of which South32 will fund the Bornite budget and Trilogy will fund the Arctic budget. The Company anticipates receipt of the third and last tranche from South32 under the Option Agreement of $9.2 million on or before February 12, 2019 thereby maintaining the Option Agreement in good standing.

On February 6, 2019, the Company announced an increase to the 2019 exploration budget at the UKMP for regional exploration which increases the previously announced 2019 project budgets by $2 million to a total of $18.2 million.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2017. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2018.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2018, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report includes an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting. As an accelerated filer company, management’s report was subject to attestation by the company’s registered public accounting firm pursuant to Dodd-Frank.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2019 Proxy Statement regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” and “Information Concerning the Board of Directors and Executive Officers” is incorporated by reference in this section. The information under the heading “Executive Officers of Trilogy” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. The information in our 2019 Proxy Statement regarding our Code of Business Conduct and Ethics under the subheading “Ethical Business Conduct” under “Statement of Corporate Governance Practices” is also incorporated by reference in this section. Finally, the information in our 2019 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information appearing in our 2019 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Statement of Executive Compensation”, and “Director Compensation” is incorporated by reference in this section.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2019 Proxy Statement under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” (which is also contained in this report in Part II, Item 5) and the information under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of November 30, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,403,542	$0.51	9,334,300
Equity compensation plans not approved by security holders	-	-	-
Total	10,403,542	$0.51	9,334,300

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2019 Proxy Statement under the heading “Independence of Directors” under the heading “Information Concerning the Board of Directors and Executive Officers” and under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2019 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

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

Trilogy Metals Inc. Equity Incentive Plan identified in exhibit list below.

NovaCopper Inc. 2012 Restricted Share Unit Plan identified in exhibit list below.

NovaCopper Inc. 2012 Deferred Share Unit Plan identified in exhibit list below.

(b)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001 35447)

3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Name Change, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

10.1	Commitment Agreement between NovaGold Resources Inc. and Trilogy Metals Inc. dated effective April 19, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as submitted on April 25, 2012, File No. 001-35447)

10.2	Exploration Agreement and Option to Lease between NovaCopper US Inc. and NANA Regional Corporation, Inc. dated October 19, 2011(incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as submitted on April 25, 2012, File No. 001-35447)

10.3	Net Smelter Returns Royalty Agreement among Kennecott Exploration Company, Kennecott Arctic Company, Alaska Gold Company, and NovaGold Resources Inc. dated effective January 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as submitted on April 25, 2012, File No. 001-35447)

10.4	Employment Agreement between the Registrant and Rick Van Nieuwenhuyse, dated January 9, 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.5	Employment Agreement between the Registrant and Elaine Sanders, dated November 5, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.6	Trilogy Metals Inc. Equity Incentive Plan (incorporated by reference to Schedule G of Exhibit 99.1 to NovaGold Resources Inc.’s report on Form 6-K submitted on March 1, 2012, File No. 001-31913)

10.7	NovaCopper Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.8	NovaCopper Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.9	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K as filed July 8, 2014)

10.10	Form of Warrant (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed July 8, 2014)

10.11	Option Agreement to Form Joint Venture, dated April 10, 2017, by and between Trilogy Metals Inc., NovaCopper US Inc. and South32 Group Operations Pty Ltd.* (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A as filed on April 20, 2017)

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Andrew West

23.3	Consent of BD Resource Consulting, Inc.

23.4	Consent of SIM Geological Inc.

23.5	Consent of International Metallurgical & Environmental Inc.

23.6	Consent of Ausenco Engineering Canada Inc.

23.7	Consent of Wood Canada Limited,formerly known as Amec Foster Wheeler Americas Limited

23.8	Consent of Core Geoscience Inc.

23.9	Consent of SRK Consulting (Canada) Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to the Option Agreement to Form Joint Venture have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILOGY METALS INC.

By:	/s/ Rick Van Nieuwenhuyse
	Name:	Rick Van Nieuwenhuyse
	Title:	President and Chief Executive Officer

Date: February 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rick Van Nieuwenhuyse	President, Chief Executive Officer and	February 11, 2019
Rick Van Nieuwenhuyse	Director (Principal Executive Officer)

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 11, 2019
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ Tony Giardini	Director	February 11, 2019
Tony Giardini

/s/ William Hayden	Director	February 11, 2019
William Hayden

/s/ William Hensley	Director	February 11, 2019
William Hensley

/s/ Gregory Lang	Director	February 11, 2019
Gregory A. Lang

/s/ Kalidas Madhavpeddi	Director and Authorized US Representative	February 11, 2019
Kalidas V. Madhavpeddi

/s/ Gerald McConnell	Director	February 11, 2019
Gerald McConnell

/s/ Janice Stairs	Director	February 11, 2019
Janice Stairs

/s/ Diana Walters	Director	February 11, 2019
Diana Walters

