Form 10-Q
period 2019-02-28
Trilogy Metals Inc.
filed 2019-04-09
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2019

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

As of April 8, 2019, the registrant had 132,073,798 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Trilogy Metals Inc.

Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	February 28, 2019 $	November 30, 2018 $
Assets
Current assets
Cash and cash equivalents	29,955	22,991
Accounts receivable	29	23
Deposits and prepaid amounts	899	619
	30,883	23,633

Rent deposit	114	114
Plant and equipment (note 3)	288	325
Mineral properties and development costs (note 4)	30,587	30,587
	61,872	54,659
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,067	1,657
	1,067	1,657

Mineral properties purchase option (note 4(c))	31,000	20,800
	32,067	22,457
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued -132,042,343 (2018 – 131,585,612)	164,521	164,069
Warrants (note 6(c))	2,253	2,253
Contributed surplus	122	122
Contributed surplus – options (note 6(a))	20,634	19,076
Contributed surplus – units (note 6(b))	1,418	1,489
Deficit	(159,143)	(154,807)
	29,805	32,202
	61,872	54,659

Commitments and contingencies (note 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended
	February 28, 2019 $	February 28, 2018 $
Expenses
Amortization	37	41
Foreign exchange gain	(34)	(63)
General and administrative	492	345
Investor relations	117	64
Mineral properties expense (note 4(d))	1,535	1,131
Professional fees	91	159
Salaries	281	229
Salaries – stock-based compensation	1,939	922
Total expenses	4,458	2,828
Other items
Loss on held for trading investments	-	135
Interest and other income	(122)	(17)
Loss and comprehensive loss for the period	4,336	2,946
Basic and diluted loss per common share	$0.03	$0.03
Weighted average number of common shares outstanding	131,916,941	106,270,835

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2017	105,684,523	136,525	2,163	124	18,402	1,319	(132,868)	25,665
Exercise of options	50,753	29	-	-	(29)	-	-	-
Restricted Share Units	800,000	457	-	-	-	(457)	-	-
Stock-based compensation	-	-	-	-	484	438	-	922
Loss for the period	-	-	-	-	-	-	(2,946)	(2,946)
Balance – February 28, 2018	106,535,276	137,011	2,163	124	18,857	1,300	(135,814)	23,641

Balance – November 30, 2018	131,585,612	164,069	2,253	122	19,076	1,489	(154,807)	32,202
Exercise of options	44,230	28	-	-	(28)	-	-	-
Restricted Share Units	412,501	424	-	-	-	(424)	-	-
Stock-based compensation	-	-	-	-	1,586	353	-	1,939
Loss for the period	-	-	-	-	-	-	(4,336)	(4,336)
Balance – February 28, 2019	132,042,343	164,521	2,253	122	20,634	1,418	(159,143)	29,805

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

(unaudited)

in thousands of US dollars

	For the three months ended
	February 28, 2019 $	February 28, 2018 $
Cash flows used in operating activities
Loss for the period	(4,336)	(2,946)
Items not affecting cash
Amortization	37	41
Loss on held for trading investments	-	135
Unrealized foreign exchange loss (gain)	5	(88)
Stock-based compensation	1,939	922
Net change in non-cash working capital
Decrease (Increase) in accounts receivable	(6)	118
Decrease (Increase) in deposits and prepaid amounts	(280)	276
Decrease in accounts payable and accrued liabilities	(590)	(2,789)
	(3,231)	(4,331)
Cash flows from investing activities
Acquisition of plant & equipment	-	(6)
Mineral properties funding (note 4 (c))	10,200	9,635
Proceeds from the sale of investments, net of fees	-	1,432
	10,200	11,061
Increase in cash and cash equivalents	6,969	6,730
Effect of exchange rate on cash and cash equivalents	(5)	25
Cash and cash equivalents – beginning of period	22,991	5,391
Cash and cash equivalents – end of period	29,955	12,146

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1	Nature of operations

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

The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of February 28, 2019 and our results of operations and cash flows for the three months ended February 28, 2019 and February 28, 2018. The results of operations for the three months ended February 28, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2019.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 11, 2019.

These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 8, 2019.

Accounting standards adopted

i.	Financial instruments

In March 2016, the FASB issued new guidance on classifying and measuring financial instruments (“ASU 2016-01”). This update is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the provisions of this guidance effective November 1, 2018. As the Company’s investments in equity instruments were previously classified at fair value with change in fair value recorded to the statement of loss and comprehensive loss, the new guidance does not impact the Company’s accounting or reporting results.

Recent accounting pronouncements

ii.	Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”). This will result in most leases being capitalized as a right of use asset with a related liability on the balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for Trilogy is the first quarter of the fiscal year ending November 30, 2020. We expect the adoption will have an impact as we expect to capitalize leases, specifically our office leases which are not currently recognized on the balance sheets. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. The impact of this adoption will increase asset and liability balances as part of recognizing the leases on the balance sheet.

3	Plant and equipment

in thousands of dollars

	February 28, 2019
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(20)	43
Leasehold improvements	53	(12)	41
Computer hardware and software	115	(110)	5
Alaska, USA
Machinery, and equipment	3,178	(2,989)	189
Vehicles	348	(339)	9
Computer hardware and software	35	(34)	1
	3,792	(3,504)	288

in thousands of dollars

	November 30, 2018
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(17)	46
Leasehold improvements	53	(10)	43
Computer hardware and software	115	(109)	6
Alaska, USA
Machinery, and equipment	3,178	(2,964)	214
Vehicles	348	(333)	15
Computer hardware and software	35	(34)	1
	3,792	(3,467)	325

4	Mineral properties and development costs

in thousands of dollars

	November 30, 2018 $	Acquisition costs $	February 28, 2019 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

in thousands of dollars

	November 30, 2017 $	Acquisition costs $	November 30, 2018 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

(a)	Ambler

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

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three-year period, which funds will be used to execute a mutually agreed upon program at the UKMP. The funds provided by South32 may only be expended in accordance with an approved program by a technical committee with equal representation from Trilogy and South32. South32 may exercise its option at any time over the three-year period to enter into the 50/50 joint venture. To subscribe for 50% of the JV, South32 must contribute a minimum of $150 million, plus (i) any amounts Trilogy spends on matched parallel funding to a maximum of $16 million over the three year period and (ii) $5 million if the option is exercised between April 1, 2018 and March 31, 2019 or $10 million if the option is exercised between April 1, 2019 and the expiration date of the option, less the amount of the initial funding contributed by South32 (the “Subscription Price”). South32 has now funded the full three-year option period. South32 has until the end of January 2020 to exercise the option to form the JV LLC and make the subscription payment.

During the year ended November 30, 2017, the Company received the first payment of $10.0 million and these funds were expended on the year 1 program at the Bornite Project. In October 2017, the Company received $0.4 million as a first instalment towards the year 2 program and budget to begin preparatory work. During the year ended November 30, 2018, the Company received payments totaling $10.4 million following the approval of the year 2 program and budget in January 2018, including a $0.80 million advance on South32’s year three funding obligation per the Option Agreement. During the period ended February 28, 2019, the Company received payments totaling $10.2 million following the approval of the year 3 program and budget, including $1 million funding for the approved regional exploration program. The receipt of the year 3 funding represents receipt of the final tranche of funding from South32. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

As the initial option payments are credited against the future subscription price upon exercise, the Company has accounted for the payments received from South32 as deferred consideration for the purchase of the UKMP interest. At such time as the option is exercised, the $31.0 million of payments received will be recognized as part of the consideration received for the Company’s contribution of the UKMP into JV LLC. If South32 withdraws from the Option Agreement, the consideration will be recognized as income in the statement of loss at that time.

The option to form the JV LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period. The Company determined that the fair value of the option is still $nil as at February 28, 2019.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods.

In thousands of dollars

	Three months ended February 28, 2019 $	Three months ended February 28, 2018 $
Alaska, USA
Community	118	90
Drilling	-	-
Engineering	357	332
Environmental	165	77
Geochemistry and geophysics	165	55
Land and permitting	120	191
Project support	226	76
Other income	(1)	(18)
Wages and benefits	385	328
Mineral property expense	1,535	1,131

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to February 28, 2019 is $96.1 million and cumulative acquisition costs are $30.6 million totaling $126.7 million spent to date.

5	Accounts payable and accrued liabilities

in thousands of dollars

	February 28, 2019 $	November 30, 2018 $
Trade accounts payable	483	400
Accrued liabilities	467	503
Accrued salaries and vacation	116	746
Due to related parties	1	8
Accounts payable and accrued liabilities	1,067	1,657

6	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2017	105,684,523	136,525
Bought deal financing	24,784,482	28,750
Share issuance costs	-	(1,805)
Exercise of options	315,148	140
Restricted Share Units	800,000	457
NovaGold DSU Conversion	1,459	2
November 30, 2018	131,585,612	164,069
Exercise of options	44,230	28
Restricted Share Units	412,501	424
February 28, 2019, issued and outstanding	132,042,343	164,521

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of February 28, 2019, there remains 11,927 NovaGold DSUs outstanding representing a right to receive 1,988 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)	Stock options

During the period ended February 28, 2019, the Company granted 2,430,000 options (2018 – 2,125,000 options) at a weighted-average exercise price of CAD$2.94 (2018 – CAD$1.04) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The weighted-average fair value attributable to options granted in the period was $1.08 (2018 - $0.37).

For the period ended February 28, 2019, Trilogy recognized a stock-based compensation charge of $1.59 million (2018– $0.49 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

	February 28, 2019
Risk-free interest rates		2.05%
Exercise price	CAD$	2.92
Expected life		3.0 years
Expected volatility		75.4%
Expected dividends		Nil

As of February 28, 2019, there were 1,835,006 non-vested options outstanding with a weighted average exercise price of $1.80; the non-vested stock option expense not yet recognized was $1.13 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended February 28, 2019 is as follows:

	February 28, 2019
	Number of options	Weighted average exercise price $
Balance – beginning of the period	8,821,434	0.60
Granted	2,430,000	2.23
Exercised	(73,334)	0.81
Balance – end of period	11,178,100	0.96

The following table summarizes information about the stock options outstanding at February 28, 2019.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.33 to $0.50	3,996,433	1.46	0.39	3,996,433	0.39	-
$0.51 to $1.00	4,406,667	2.67	0.73	3,924,997	0.73	481,670
$1.01 to $1.50	225,000	4.12	1.34	125,000	1.25	100,000
$1.51 to $2.00	120,000	4.36	1.84	86,666	1.81	33,334
$2.01 to $2.23	2,430,000	4.76	2.23	1,209,998	2.23	1,220,002
	11,178,100	2.74	0.96	9,343,094	0.80	1,835,006

The aggregate intrinsic value of vested share options (the market value less the exercise price) at February 28, 2019 was $13 million (2019 - $6.9 million) and the aggregate intrinsic value of exercised options for the three months ended February 28, 2019 was $0.08 million (2018 - $0.06 million).

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

A summary of the Company’s unit plans and changes during the period ended February 28, 2019 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the period	400,002	1,182,106
Granted	225,000	10,746
Vested/paid	(412,501)	-
Balance – end of period	212,501	1,192,852

For the period ended February 28, 2019, Trilogy recognized a stock-based compensation charge of $0.35 million (2018- $0.44 million), net of estimated forfeitures.

As part of the annual incentive payout for the 2018 fiscal year, 225,000 RSUs were granted to officers, vesting half on the grant date and half on the first anniversary of the grant date. RSUs vesting in December 2018 were settled on December 21, 2018 through the issuance of 412,501 common shares.

(c)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the three months ended February 28, 2019 is as follows:

	Number of warrants	Years to expiry	Exercise price $
Balance – beginning of the period	6,521,740	0.59	1.52
Balance – end of period	6,521,740	0.34	1.52

7	Financial instruments

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at February 28, 2019 is limited to Canadian dollar consisting of cash of CDN$497,000, accounts receivable of CDN$26,000 and accounts payable of CDN$465,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $4,000.

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

Contractually obligated cash flow requirements as at February 28, 2019 are as follows:

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,067	1,067	-	-	-
	1,067	1,067	-	-	-

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 28, 2019, a 1% change in interest rates would result in a change in net loss of $0.3 million, assuming all other variables remain constant.

8	Commitment

The Company has commitments with respect to office and warehouse leases requiring future minimum lease payments as follows:

in thousands of dollars

February 28, 2019 $
One year	235
Years 2 through 5	476
Beyond 5 years	475
Total	1,186

9	Subsequent events

On March 14, 2019 employees were granted 60,000 stock options, vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion and Analysis

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	none of the Company’s mineral properties are in production or are under development;

•	uncertainty as to whether South32 will exercise its option under the Option Agreement;

•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether AIDEA will build the AMDIAP;

•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
•	uncertainty as to estimates of capital costs, operating costs, production and economic returns;
•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
•	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
•	risks related to market events and general economic conditions;
•	uncertainty related to inferred mineral resources;
•	uncertainty related to the economic projections contained herein derived from the Pre-Feasibility Study titled “Arctic Project, Northwest Alaska, USA, NI 43-101 technical report on Pre-Feasibility Study” dated effective February 20, 2018;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
•	commodity price fluctuations;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of its control;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to our mineral properties;
•	our history of losses and expectation of future losses;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	our need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of our directors and officers;
•	risks related to potential future litigation;
•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	uncertainty as to the volatility in the price of the Company’s shares;
•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC”), Canadian Securities Administrators, the NYSE American, the TSX, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act and the newly adopted SEC mining disclosure rules.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 11, 2019, filed with the Canadian securities regulatory authorities and the SEC, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated April 8, 2019 and provides an analysis of our unaudited interim financial results for the quarter ended February 28, 2019 compared to the quarter ended February 28, 2018.

The following information should be read in conjunction with our February 28, 2019 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2018. A summary of the U.S. GAAP accounting policies are outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Project activities

Arctic Project

In a press release dated January 31, 2019, the Company announced that our Board of Directors approved a $7.0 million budget for the 2019 Arctic Project, focusing on feasibility level engineering and environmental work in order to complete a feasibility study in the first half of 2020, and to prepare the project for permitting. During the first quarter, the Company commenced preparations for the summer field season at the Arctic Project in addition to ongoing metallurgical studies. The Company will continue to advance engineering and environmental work in 2019 in support of completing a feasibility study. We plan to undertake additional hydrological and geotechnical work at the site this summer along with water management, tailings facility and waste rock containment analysis and design during the second half of the year. Additional metallurgical test work to verify ore hardness and grinding characteristics is currently on-going.

The Company had previously announced on February 20, 2018 the positive results of its pre-feasibility study (“Arctic PFS”) for its Arctic Project. These results convert indicated mineral resources at Arctic to probable mineral reserves.

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

The Arctic PFS was prepared under National Instrument 43-101 standards by independent consultant, Ausenco Engineering Canada Inc. (“Ausenco”) of Vancouver, Canada and the full technical report titled “Arctic Project, Northwest Alaska, USA, NI 43-101 technical report on Pre-Feasibility Study” and dated effective February 20, 2018 was filed on SEDAR on April 6, 2018 and on EDGAR on April 12, 2018. The Company also engaged Amec Foster Wheeler (“Amec”) to complete mine planning and SRK Consulting (Canada) Inc. (“SRK”) to complete tailings and waste design, hydrology and water management studies. Please see the Arctic PFS for additional information on the Arctic Project.

Bornite Project

In a press release dated December 13, 2018, the Company announced the final set of drill results at the Bornite Project from the 2018 exploration drill program. Assay results from these 5 remaining drill holes comprising approximately 3,024 meters from the 10,123-meter 2018 program show significant copper mineralization.

In a press release dated January 31, 2019, the Company announced that the Board of Directors approved a $9.2 million budget for the 2019 Bornite Project, focusing on additional exploration drilling consisting of a combination of infill and expansion drilling of the known deposit. South32 Limited committed to fund the entire $9.2 million budget and funds were fully received during the first quarter maintaining the Option Agreement as defined below in good standing.

In a press release dated March 5, 2019, the Company announced additional copper-cobalt metallurgical results for the Bornite Project.  Nine individual metallurgical samples have been evaluated for the recovery of copper and cobalt and the production of saleable copper concentrates.  Results are consistent with previous test results and significantly expand the metallurgical database for the project.  Hardness testing of the nine samples shows the materials are of soft to moderate hardness with copper recoveries ranging from 80.2% to 94.5% and averaged 89.7% for eight of the nine composites.  Copper concentrate grades range from 24.5% to 34.5% Cu and averaged 27.6% Cu.  Copper concentrate quality is shown to be very good with low levels of penalty elements.  Cobalt has been shown to be readily recoverable to a pyrite concentrate with grades of this concentrate in the range of 700 to 4500 g/t cobalt.  Plans are being made for the next stage of work to determine the optimal method to recover cobalt from the pyrite concentrate.

Regional Exploration Project

In a press release dated February 6, 2019, the Company announced an approved new Regional Exploration budget of $2.0 million, in addition to the $16.2 million already approved for the 2019 Bornite and Arctic Projects. The Company and South32 have agreed to equally fund the Regional Exploration budget. Funds were received during the first quarter from South32 for their $1.0 million contribution, which is in excess of the $30 million in option payments received to date. The Regional Exploration program will be focused on identifying and testing new drill targets within the Ambler Volcanogenic Massive Sulphide (“VMS”) Belt.

Corporate developments

Long-term incentives

On December 5, 2018, the Board of Directors approved the granting of 2,430,000 stock options to employees, consultants and directors with various vesting terms. As part of the annual incentive payout for the 2018 fiscal year, 225,000 restricted share units (“RSUs”) were granted to officers vesting one half on the grant date and one half on the first anniversary of the grant date.

Outlook

As previously announced, the approved budgets for the fiscal year ending November 30, 2019 total $18.2 million for its project activities at the UKMP. At the Bornite Project, we anticipate drilling approximately 7,900 meters in approximately 12 drill holes with the objective to infill and extend the underground resource. At the Arctic Project, we anticipate the need for further drilling inside the open pit to support feasibility level geotechnical and hydrology analysis required for the mine plan. Work will be focused on completing a feasibility study at Arctic with results anticipated to be released in the first half of 2020. The Company also plans to execute a regional or district exploration program during this field season. Plans are in progress to complete an aerial EM geophysics survey this spring over the Company’s 100 Km long VMS belt and, with that information, prepare for exploration drilling of certain targets this summer. The Company has started obtaining proposals for necessary contracts, engaging with local communities for the hiring of seasonal staff and working on maintenance activities at its remote camp to ready the site for this year’s busy field season.

Property review

Our principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise approximately 355,323 acres (143,794 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host several deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized targets within a 100-kilometer-long VMS belt, are owned by NovaCopper US. The Ambler lands are in Northwestern Alaska and consist of 114,500 acres (46,337 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

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

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three-year period, which funds will be used to execute a mutually agreed upon program at the UKMP. The funds provided by South32 may only be expended in accordance with an approved program by a technical committee with equal representation from Trilogy and South32. South32 may exercise its option at any time over the three-year period to enter into the 50/50 joint venture. To subscribe for 50% of the JV, South32 must contribute a minimum of $150 million, plus (i) any amounts Trilogy spends on matched parallel funding to a maximum of $16 million over the three year period and (ii) $5 million if the option is exercised between April 1, 2018 and March 31, 2019 or $10 million if the option is exercised between April 1, 2019 and the expiration date of the option, less the amount of the initial funding contributed by South32 (the “Subscription Price”). South32 has now funded the full three-year option period. South32 has until the end of January 2020 to exercise the option to form the JV LLC and make the subscription payment.

Option Funding Phase

Provided that all the exploration data and information has been made available to South32 by no later than December 31 of each year, South32 must decide by the end of January of the following year whether; (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. In years 1 and 2, if the election to fund a further tranche is not made in January, South32 has until the end of March to exercise the option to form the LLC. In year 3, South32 has until the end of January, 2020 to exercise the option to form the LLC. If South32 elects to exercise the option, the Subscription Price shall be paid in one tranche within 45 business days. Should South32 not make its annual minimum payment or elect to withdraw, the option will lapse and South32 will have no claim to ownership or the funds it had already spent. The option payment for the first year was paid by South32 in April 2017 and expended on the Year 1 exploration program at the Bornite Project. Early in December 2017, South32 committed to fund the $10 million 2018 program for the Bornite Project. The funds, which represent the second tranche, maintain the Option Agreement in good standing, and were fully received on January 24, 2018. An additional $0.80 million was received during the year ended November 30, 2018 from South32 as an advance on the year three funding.

On January 31, 2019, we announced the 2019 program and budgets with South32 committing to fund the $9.2 million budget for the Bornite Project. The funds, which represent the third and final tranche, maintain the Option Agreement in good standing, and were fully received during the quarter.

Subscription Funding Phase

At any time during the option funding phase of the agreement, South32 may elect to subscribe for a 50% interest in a newly formed LLC which will take transfer of, and hold, Trilogy Metals US’ Alaskan Assets. As part of the Subscription Price, South32 will match any spending expended by us at the Arctic Project over 3 years (2017, 2018 and 2019), to a cumulative maximum of $16 million. Depending on when the option is exercised, certain amounts of the Initial Funding will be deducted from the Subscription Price.

Trilogy currently estimates that the Subscription Price would fund the UKMP through feasibility and the permitting of the first mine to be developed in the Ambler mining district. Once the full amount of the subscription payment of approximately $150 million is expended, the parties will contribute funding pro rata, as contemplated by the operating agreement which will govern the LLC (the “LLC Agreement”). The LLC Agreement anticipates a General Manager, Chief Financial Officer and Chief Operating and Technical Officer to be appointed by the LLC’s Board, which will have equal representation from Trilogy and South32.

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

Summary of results

in thousands of dollars,

except for per share amounts

	Three months ended
Selected expenses	February 28, 2019 $	February 28, 2018 $
General and administrative	492	345
Mineral properties expense	1,535	1,131
Professional fees	91	159
Salaries	281	229
Salaries – stock-based compensation	1,939	922
Total expenses	4,458	2,828
Loss on held for trading investments	-	135
Loss and comprehensive loss for the period	4,336	2,946
Basic and diluted loss per common share	$0.03	$0.03

For the three months ended February 28, 2019, Trilogy reported a net loss of $4.3 million (or $0.03 basic and diluted loss per common share) which was higher than the net loss of $2.9 million for the corresponding period in 2018 (or $0.03 basic and diluted loss per common share). The first quarter 2019 differences, when compared to the first quarter 2018 are mostly due to factors discussed below:

During the three months ended February 28, 2018, the Company sold 1,360,000 (2017 – 410,000) common shares of Goldmining Inc. (“GMI”) for proceeds of $1.4 million and recorded a loss on held for trading investments of $0.14 million. There are no comparable figures for the period ended February 28, 2019 as the remaining investment in GMI was fully disposed of during fiscal 2018.

Other differences noted for the comparable period were i) an increase in general and administrative expenses of $0.15 million consisting mostly of $0.04 million in travel costs related to conference attendance and $0.11 million in stock exchange and regulatory fees; ii) an increase of $0.4 million in mineral properties expense mostly consisting of geochemistry work during the first quarter 2019 related to the Arctic Corescan project, waste water system design costs and set up costs incurred for the new warehouse in Fairbanks; iii) a decrease in professional fees as the comparative period included legal and accounting fees for the base shelf prospectus for which there are no comparable figures for the first quarter 2019; iv) an increase in salaries due to new hires during the second half of fiscal 2018; v) an increase in stock-based compensation due to a higher share price contributing to an overall greater fair value for options granted during the first quarter 2019; and vi) a quarter of the December 5, 2018 stock option grant fully vested at the grant date, which further contributed to the increase in stock-based compensation when compared to the first quarter 2018.

Selected financial data

Quarterly information

in thousands of dollars,

except per share amounts

	Q1 2019	Q4 2018	Q3 2018	Q2 2018	Q1 2018	Q4 2017	Q3 2017	Q2 2017
	02/28/19 $	11/30/18 $	08/31/18 $	05/31/18 $	02/28/17 $	11/30/17 $	08/31/17 $	05/31/17 $
Interest and other income	122	117	135	77	17	13	23	12
Mineral property expenses	1,535	3,833	9,051	2,475	1,131	4,693	8,471	1,297
Earnings (loss) for the period	(4,336)	(5,319)	(9,920)	(3,664)	(2,946)	(6,726)	(8,992)	(2,390)
Earnings (loss) per common share – basic and diluted	(0.03)	(0.04)	(0.08)	(0.03)	(0.03)	(0.06)	(0.09)	(0.02)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of GMI shares and financing activities.

Our loss for the first quarter ended February 28, 2018 of $2.9 million is significantly lower compared to prior quarterly periods due to the timing of the field season. The drilling season encompassed the second quarter through to the fourth quarter, as reflected in the higher mineral properties expense for the prior quarters.

Our loss for the second quarter ended May 31, 2018 of $3.7 million is significantly higher than the comparable period due to a significant increase in the size of our field program resulting in increased mineral property expenses of $1.2 million.

Similarly, our loss for the third quarter ended August 31, 2018 of $9.9 million is slightly higher than the comparable loss of $9.0 million in the third quarter ended August 31, 2017 due to the size of the 2018 field program which added an additional $0.6 million in mineral properties expenses. The remaining $0.3 million difference is mostly due to increased general and administrative expenses, salaries and stock-based compensation.

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

Our loss for the first quarter ended February 28, 2019 of $4.3 million has decreased compared to the two prior quarterly periods and reflects the seasonality of the mineral property expenses which are mostly incurred during the summer and fall season.

Liquidity and capital resources

At February 28, 2019, we had $30.0 million in cash and cash equivalents and working capital of $29.8 million. The increase in cash and working capital was a result of fully receiving the $9.2 million Year 3 funding from South32 as well as an additional $1.0 million for the regional exploration program discussed above.

We expended $3.2 million on operating activities during the three months ended February 28, 2019 compared with $4.3 million for operating activities for the same period in 2018. Most cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative, salaries and professional fees.

The Company continues to fund its cash expenditures through its working capital and funding from South32. The Company will need to raise additional funds to support its operations and administration expenses in the future. Future sources of liquidity may include debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

All cash generated from investing activities during the three months ended February 28, 2019 were from the South 32 Option Agreement funding of $10.2 million (2018 - $9.6 million). During the three months ended February 28, 2019, no cash was generated from the sale of investments (2018 - $1.4 million) as all GMI shares were fully disposed as at August 31, 2018.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at February 28, 2019 are as follows.

In thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,067	1,067	-	-	-
Office lease	1,032	177	380	475	-
Office and warehouse lease	154	58	96	-	-
	2,253	1,302	476	475	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office and warehouse spaces with a remaining total commitment of $1.2 million.

Outstanding share data

At April 8, 2019, we had 132,073,798 common shares issued and outstanding. At April 8, 2019, we had outstanding 6,521,740 warrants with an exercise price of $1.52 each, 11,188,100 stock options with a weighted-average exercise price of $0.95, 1,192,852 deferred share units (“DSUs”), and 212,501 RSUs. Upon exercise of all the foregoing convertible securities, the Company would be required to issue aggregate of 19,117,182 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our February 28, 2019 unaudited interim consolidated financial statements

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at February 28, 2019 is limited to the Canadian dollar consisting of cash of CDN$497,000, accounts receivable of CDN$26,000 and accounts payable of CDN$465,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $4,000.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 28, 2019, a 1% change in interest rates would result in a change in net loss of $0.3 million, assuming all other variables remain constant.

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

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2019. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 11, 2019, which is available on SEDAR www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

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

Date: April 9, 2019	TRILOGY METALS INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

