Form 10-Q
period 2019-05-31
Trilogy Metals Inc.
filed 2019-07-09
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to

Commission File Number: 1-35447

TRILOGY METALS INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia	98-1006991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1150, 609 Granville Street Vancouver, British Columbia Canada	V7Y 1G5
(Address of Principal Executive Offices)	(Zip Code)

(604) 638-8088

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	TMQ	NYSE American Toronto Stock Exchange

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

As of July 8, 2019, the registrant had 138,905,097 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Trilogy Metals Inc.

Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	May 31, 2019 $	November 30, 2018 $
Assets
Current assets
Cash and cash equivalents	25,806	22,991
Accounts receivable	171	23
Deposits and prepaid amounts	1,513	619
	27,490	23,633

Rent deposit	114	114
Plant and equipment (note 3)	250	325
Mineral properties and development costs (note 4)	30,587	30,587
	58,441	54,659
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	1,481	1,657
	1,481	1,657

Mineral properties purchase option (note 4(c))	31,000	20,800
	32,481	22,457
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued -132,143,407 (2018 – 131,585,612)	164,574	164,069
Warrants (note 6(c))	2,253	2,253
Contributed surplus	122	122
Contributed surplus – options (note 6(a))	20,936	19,076
Contributed surplus – units (note 6(b))	1,727	1,489
Deficit	(163,652)	(154,807)
	25,960	32,202
	58,441	54,659

Commitments and contingencies (note 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Rick Van Nieuwenhuyse, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended		For the six months ended
	May 31, 2019 $	May 31, 2018 $	May 31, 2019 $	May 31, 2018 $
Expenses
Amortization	38	42	75	83
Foreign exchange loss (gain)	5	19	(29)	(44)
General and administrative	436	454	928	799
Investor relations	175	138	292	202
Mineral properties expense (note 4(d))	2,906	2,475	4,441	3,606
Professional fees	153	114	244	273
Salaries	282	223	563	452
Salaries – stock-based compensation	664	151	2,603	1,073
Total expenses	4,659	3,616	9,117	6,444
Other items
Loss on held for trading investments	-	125	-	260
Interest and other income	(150)	(77)	(272)	(94)
Loss and comprehensive loss for the period	4,509	3,664	8,845	6,610
Basic and diluted loss per common share	$0.04	$0.03	$0.07	$0.06
Weighted average number of common shares outstanding	132,095,920	117,583,238	132,007,414	111,989,192

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2017	105,684,523	136,525	2,163	124	18,402	1,319	(132,868)	25,665
Exercise of options	50,753	29	-	-	(29)	-	-	-
Restricted share units	800,000	457	-	-	-	(457)	-	-
Stock-based compensation	-	-	-	-	484	438	-	922
Loss for the period	-	-	-	-	-	-	(2,946)	(2,946)
Balance – February 28, 2018	106,535,276	137,011	2,163	124	18,857	1,300	(135,814)	23,641
Bought deal financing	24,784,482	28,750	90	-	-	-	(90)	28,750
Share issuance costs	-	(1,819)	-	-	-	-	-	(1,819)
Exercise of options	28,700	5	-	-	(5)	-	-	-
Stock-based compensation	-	-	-	-	90	61	-	151
Loss for the period	-	-	-	-	-	-	(3,664)	(3,664)
Balance – May 31, 2018	131,348,458	163,947	2,253	124	18,942	1,361	(139,568)	47,059

Balance – November 30, 2018	131,585,612	164,069	2,253	122	19,076	1,489	(154,807)	32,202
Exercise of options	44,230	28	-	-	(28)	-	-	-
Restricted share units	412,501	424	-	-	-	(424)	-	-
Stock-based compensation	-	-	-	-	1,586	353	-	1,939
Loss for the period	-	-	-	-	-	-	(4,336)	(4,336)
Balance – February 28, 2019	132,042,343	164,521	2,253	122	20,634	1,418	(159,143)	29,805
Exercise of options	101,064	53	-	-	(53)	-	-	-
Stock-based compensation	-	-	-	-	355	309	-	664
Loss for the period	-	-	-	-	-	-	(4,509)	(4,509)
Balance – May 31, 2019	132,143,407	164,574	2,253	122	20,936	1,727	(163,652)	25,960

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

(unaudited)

in thousands of US dollars

	For the six months ended
	May 31, 2019 $	May 31, 2018 $
Cash flows used in operating activities
Loss for the period	(8,845)	(6,610)
Items not affecting cash
Amortization	75	83
Loss on held for trading investments	-	260
Unrealized foreign exchange loss (gain)	8	(64)
Stock-based compensation	2,603	1,073
Net change in non-cash working capital
Decrease (Increase) in accounts receivable	(148)	441
Increase in deposits and prepaid amounts	(894)	(67)
Decrease in accounts payable and accrued liabilities	(176)	(1,682)
	(7,377)	(6,566)
Cash flows from (used in) financing activities
Proceeds from bought deal financing	-	28,750
Share issuance cost	-	(1,819)
	-	26,931
Cash flows from investing activities
Acquisition of plant & equipment	-	(13)
Mineral properties funding (note 4 (c))	10,200	9,635
Proceeds from the sale of investments, net of fees	-	2,080
	10,200	11,702
Increase in cash and cash equivalents	2,823	32,067
Effect of exchange rate on cash and cash equivalents	(8)	11
Cash and cash equivalents – beginning of period	22,991	5,391
Cash and cash equivalents – end of period	25,806	37,469

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1	Nature of operations

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

These unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of May 31, 2019 and our results of operations and cash flows for the six months ended May 31, 2019 and May 31, 2018. The results of operations for the six months ended May 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2019.

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

These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on July 8, 2019.

Accounting standards adopted

i.	Financial instruments

In March 2016, the FASB issued new guidance on classifying and measuring financial instruments (“ASU 2016-01”). This update is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the provisions of this guidance effective November 1, 2018. As the Company’s investments in equity instruments were previously classified at fair value with the change in fair value recorded to the statement of loss and comprehensive loss, the new guidance does not impact the Company’s accounting or reporting results.

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

3	Plant and equipment

in thousands of dollars

	May 31, 2019
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(23)	40
Leasehold improvements	53	(14)	39
Computer hardware and software	115	(111)	4
Alaska, USA
Machinery, and equipment	3,178	(3,014)	164
Vehicles	348	(346)	2
Computer hardware and software	35	(34)	1
	3,792	(3,542)	250

in thousands of dollars

	November 30, 2018
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(17)	46
Leasehold improvements	53	(10)	43
Computer hardware and software	115	(109)	6
Alaska, USA
Machinery, and equipment	3,178	(2,964)	214
Vehicles	348	(333)	15
Computer hardware and software	35	(34)	1
	3,792	(3,467)	325

4	Mineral properties and development costs

in thousands of dollars

	November 30, 2018 $	Acquisition costs $	May 31, 2019 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

in thousands of dollars

	November 30, 2017 $	Acquisition costs $	November 30, 2018 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

(a)	Ambler

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

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three-year period, which funds will be used to execute a mutually agreed upon program at the UKMP. The funds provided by South32 may only be expended in accordance with an approved program by a technical committee with equal representation from Trilogy and South32. South32 may exercise its option at any time over the three-year period to enter into the 50/50 joint venture. To subscribe for 50% of the JV, South32 must contribute a minimum of $150 million, plus (i) any amounts Trilogy spends on matched parallel funding to a maximum of $16 million over the three year period and (ii) $5 million if the option had been exercised between April 1, 2018 and March 31, 2019 or $10 million if the option is exercised between April 1, 2019 and the expiration date of the option, less the amount of the initial funding contributed by South32 (the “Subscription Price”). South32 has now funded the full three-year option period. South32 has until the end of January 2020 to exercise the option to form the JV LLC and make the subscription payment. Should South32 not make its annual minimum payment or elect to withdraw, the option will lapse and South32 will have no claim to ownership or the funds it had already spent

During the year ended November 30, 2017, the Company received the first payment of $10.0 million and these funds were expended on the year 1 program at the Bornite Project. In October 2017, the Company received $0.4 million as a first instalment towards the year 2 program and budget to begin preparatory work. During the year ended November 30, 2018, the Company received payments totaling $10.4 million following the approval of the year 2 program and budget in January 2018, including a $0.80 million advance on South32’s year three funding obligation per the Option Agreement. During the quarter ended February 28, 2019, the Company received payments totaling $10.2 million following the approval of the year 3 program and budget, including $1 million funding for the approved regional exploration program. The receipt of the year 3 funding represents receipt of the final tranche of funding from South32. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

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

The option to form the JV LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period. The Company determined that the fair value of the option remains $nil as at May 31, 2019.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods.

In thousands of dollars

	Three months ended May 31, 2019 $	Three months ended May 31, 2018 $	Six months ended May 31, 2019 $	Six months ended May 31, 2018 $
Alaska, USA
Community	146	154	264	244
Drilling	173	180	173	180
Engineering	303	186	624	505
Environmental	136	81	271	169
Geochemistry and geophysics	593	591	758	646
Land and permitting	174	166	360	359
Project support	778	601	1,004	677
Other income	-	(2)	(1)	(20)
Wages and benefits	603	518	988	846
Mineral property expense	2,906	2,475	4,441	3,606

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to May 31, 2019 is $99.0 million and cumulative acquisition costs are $30.6 million totaling $129.6 million spent to date.

5	Accounts payable and accrued liabilities

in thousands of dollars

	May 31, 2019 $	November 30, 2018 $
Trade accounts payable	834	400
Accrued liabilities	474	503
Accrued salaries and vacation	173	746
Due to related parties	-	8
Accounts payable and accrued liabilities	1,481	1,657

6	Share capital

Authorized:

unlimited common shares, no par value

In thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2017	105,684,523	136,525
Bought deal financing	24,784,482	28,750
Share issuance costs	-	(1,805)
Exercise of options	315,148	140
Restricted share units	800,000	457
NovaGold DSU conversion	1,459	2
November 30, 2018	131,585,612	164,069
Exercise of options	145,294	81
Restricted share units	412,501	424
May 31, 2019, issued and outstanding	132,143,407	164,574

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of May 31, 2019, there remains 11,927 NovaGold DSUs outstanding representing a right to receive 1,988 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

On April 20, 2018, the Company completed a bought-deal financing for gross proceeds of $28.7 million by issuing 24,784,482 common shares at $1.16 per common share. Expenses including bank commissions, legal fees, stock exchange and other fees totaled $1.8 million for net proceeds of $26.9 million.

(a)	Stock options

During the period ended May 31, 2019, the Company granted 2,527,500 options (2018 – 2,125,000 options) at a weighted-average exercise price of CAD$2.96 (2018 – CAD$1.04) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The weighted-average fair value attributable to options granted in the period was $1.08 (2018 - $0.37).

For the period ended May 31, 2019, Trilogy recognized a stock-based compensation charge of $1.94 million (2018– $0.58 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The recognized fair value of the stock options granted in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

May 31, 2019
Risk-free interest rates	2.03%
Exercise price	CAD$3.01
Expected life	3.0 years
Expected volatility	75.0%
Expected dividends	Nil

As of May 31, 2019, there were 1,841,672 non-vested options outstanding with a weighted average exercise price of $1.79; the non-vested stock option expense not yet recognized was $0.90 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended May 31, 2019 is as follows:

	May 31, 2019
	Number of options	Weighted average exercise price $
Balance – beginning of the period	8,821,434	0.60
Granted	2,527,500	2.19
Exercised	(219,153)	0.77
Balance – end of period	11,129,781	0.95

The following table summarizes information about the stock options outstanding at May 31, 2019.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.33 to $0.50	3,920,614	1.22	0.38	3,920,614	0.38	-
$0.51 to $1.00	4,346,667	2.45	0.71	3,898,331	0.70	448,336
$1.01 to $1.50	225,000	3.87	1.31	125,000	1.22	100,000
$1.51 to $2.00	120,000	4.11	1.79	86,666	1.76	33,334
$2.01 to $2.52	2,517,500	4.53	2.19	1,257,498	2.19	1,260,002
	11,129,781	2.53	0.95	9,288,109	0.79	1,841,672

The aggregate intrinsic value of vested share options (the market value less the exercise price) at May 31, 2019 was $17.6 million (2018 - $5.9 million) and the aggregate intrinsic value of exercised options for the six months ended May 31, 2019 was $0.3 million (2018 - $0.1 million).

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

A summary of the Company’s unit plans and changes during the period ended May 31, 2019 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the period	400,002	1,182,106
Granted	225,000	104,489
Vested/paid	(412,501)	-
Balance – end of period	212,501	1,286,595

For the period ended May 31, 2019, Trilogy recognized a stock-based compensation charge of $0.66 million (2018- $0.49 million), net of estimated forfeitures.

As part of the annual incentive payout for the 2018 fiscal year, 225,000 RSUs were granted to officers, vesting half on the grant date and half on the first anniversary of the grant date. RSUs vesting in December 2018 were settled on December 21, 2018 through the issuance of 412,501 common shares.

(c)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the period ended May 31, 2019 is as follows:

	Number of warrants	Years to expiry	Exercise price $
Balance – beginning of the period	6,521,740	0.59	1.52
Balance – end of period	6,521,740	0.09	1.52

7	Financial instruments

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at May 31, 2019 is limited to Canadian dollar consisting of cash of CDN$244,000, accounts receivable of CDN$26,000 and accounts payable of CDN$442,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $13,000.

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

Contractually obligated cash flow requirements as at May 31, 2019 are as follows:

in thousands of dollars

	Total $	< 1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,481	1,481	-	-	-
	1,481	1,481	-	-	-

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2019, a 1% change in interest rates would result in a change in net loss of $0.3 million, assuming all other variables remain constant.

8	Commitment

The Company has commitments with respect to office and warehouse leases requiring future minimum lease payments as follows:

in thousands of dollars

May 31, 2019 $
One year	231
Years 2 through 5	457
Beyond 5 years	414
Total	1,102

9	Subsequent events

On June 28, 2019, the Company announced all its outstanding warrants were exercised in advance of the July 2, 2019 expiry date.  As a result of the warrants exercised, the Company issued a total of 6,521,740 common shares and received cash proceeds of approximately $9.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion and Analysis

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding perceived merit of properties, the timing and filing of updated technical reports, the timing of permitting, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding the Company’s plans and expectations relating to its Upper Kobuk Mineral Projects, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	none of the Company’s mineral properties are in production or are under development;
•	uncertainty as to whether South32 will exercise its option under the Option Agreement;
•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

•	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project (“AMDIAP”) will receive the requisite permits and, if it does, whether Alaska Industrial Development Export Authority will build the AMDIAP;
•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
•	uncertainty as to estimates of capital costs, operating costs, production and economic returns;
•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
•	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
•	risks related to market events and general economic conditions;
•	uncertainty related to inferred mineral resources;
•	uncertainty related to the economic projections derived from the Pre-Feasibility Study titled “Arctic Project, Northwest Alaska, USA, NI 43-101 technical report on Pre-Feasibility Study” dated effective February 20, 2018;
•	risks related to inclement weather which may delay or hinder exploration activities at its mineral properties;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
•	commodity price fluctuations;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of its control;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to our mineral properties;
•	our history of losses and expectation of future losses;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	our need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of our directors and officers;
•	risks related to potential future litigation;
•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	uncertainty as to the volatility in the price of the Company’s shares;
•	the Company’s expectation of not paying cash dividends;
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
•	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (the “SEC”), Canadian Securities Administrators, the NYSE American, the TSX, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act and the newly adopted SEC mining disclosure rules.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated July 8, 2019 and provides an analysis of our unaudited interim financial results for the quarter ended May 31, 2019 compared to the quarter ended May 31, 2018.

The following information should be read in conjunction with our May 31, 2019 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2018. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Outlook & Project activities

Arctic Project

The $7.0 million engineering and environmental program, which will be funded entirely by Trilogy, has commenced at Arctic with two rigs from Tuuq Drilling LLC currently in operation at the site. Work at the Arctic deposit commenced in late June with a view of completing feasibility level geotechnical and hydrology work. The main goal of this year’s work program is to complete engineering and environmental studies to prepare a National Instrument 43-101 compliant feasibility study which results are anticipated to be released in the first half of 2020. Work is also being done to prepare the Arctic Project for permitting, which we expect to commence in 2020. The permitting preparation work being carried out will support Federal, State and Borough permitting requirements.

Bornite Project

Exploration activities commenced at the beginning of June with more than 2,000 meters of drilling completed so far at the Bornite Project with three rigs from Major Drilling America, Inc. currently in operation at site. The main goal of the $9.2 million program will be to drill approximately 8,000 meters within 12 holes and will include both infill and expansion drilling. Drilling is anticipated to continue throughout the summer and results from the first few holes of this program are expected to be release in late summer. South32 Limited (“South32”) funded the entire $9.2 million budget in which funds were fully received during the first quarter maintaining the Option Agreement as defined below in good standing.

Regional Exploration

District-wide VTEM and ZTEM helicopter airborne geophysical surveys were completed this spring along the entire 100-kilometer long belt of the favorable stratigraphy hosting known polymetallic volcanogenic-massive sulphide (“VMS”) deposits, as well as the areas around the Bornite deposit and the surrounding Cosmos Hills area. The surveys were flown by Geotech Ltd. and the data is currently being re-processed by Resource Potential PTY Ltd. The new VTEM and ZTEM surveys will be integrated into our dataset of historical drilling accumulated over a 40-year period of exploration, all of which has been geo-referenced into an integrated GIS database. This dataset will be analyzed to determine and prioritize targets for drill testing later in the summer after the Arctic environmental and geotechnical drill program has been completed. The Company and South32 have agreed to equally fund the Regional Exploration budget. Funds were received during the first quarter from South32 for their $1.0 million contribution, which is in excess of the original $30 million in option payments.

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

Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase an ownership interest in the mine equal to range between 16%-25% or retain a 15% net proceeds royalty which is payable after we have recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and all the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share.

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

On January 31, 2019, we announced the 2019 program and budgets with South32 committing to fund the $9.2 million budget for the Bornite Project. The funds, which represent the third and final tranche, maintain the Option Agreement in good standing, and were fully received during the quarter ended February 28, 2019.

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

	Three months ended		Six months ended
Selected expenses	May 31, 2019 $	May 31, 2018 $	May 31, 2019 $	May 31, 2018 $
General and administrative	436	454	928	799
Mineral properties expense	2,906	2,475	4,441	3,606
Professional fees	153	114	244	273
Salaries	282	223	563	452
Salaries – stock-based compensation	664	151	2,603	1,073
Investor relations	175	138	292	202
Loss and comprehensive loss for the period	4,509	3,664	8,845	6,610
Basic and diluted loss per common share	$0.04	$0.03	$0.07	$0.06

For the three month period ended May 31, 2019, Trilogy reported a net loss of $4.5 million (or $0.04 basic and diluted loss per common share) which was higher than the net loss of $3.7 million for the comparative period in 2018 (or $0.03 basic and diluted loss per common share).

The differences in relation to the comparative three month period ended May 31, 2018 are primarily due to: i) an increase of $0.4 million in mineral properties expense mostly consisting of engineering work related to the scoping study for Bornite and Arctic projects, environmental work related to meteorological and air quality study for the Arctic project during the second quarter of 2019, personnel costs and project support costs including camp facilities repair and maintenance, fixed wing costs and set-up costs incurred for the new office and warehouse in Fairbanks; and ii) an increase of $0.5 million in stock-based compensation due to a higher share price contributing to a higher fair value vesting for stock options, RSUs and DSUs granted during the six month period ended May 31, 2019.

Other differences noted for the comparable periods were: i) an increase in salaries as the current period includes compensation for a new hire during the third quarter of 2018 for which there is no comparative for the second quarter of 2018; ii) an increase in professional fees due to an increase in accounting and audit fees; iii) an increase in investor relations expenses due to the Company’s increased level of marketing activity including attendance at more investor conferences and meetings in the current period; and iv) a slight decrease in general and administrative expenses in the current period.

The comparative period also included a $0.1 million loss on held for trading investments resulting from the disposition of 725,000 common shares of Gold Mining Inc. (“GMI”) for which there are no comparative figures for the three month period ended May 31, 2019 as the remaining investment in GMI was fully disposed during fiscal 2018.

For the six month period ended May 31, 2019, Trilogy reported a net loss of $8.8 million (or $0.07 basic and diluted loss per common share) compared to a net loss of $6.6 million for the corresponding period in 2018 (or $0.06 basic and diluted loss per common share).

The differences in relation to the comparative six month period ended May 31, 2018 are primarily due to: i) an increase of $0.8 million in mineral properties expense mostly consisting of Geophysics work including core scan work for the Arctic project, aerial electromagnetic survey for Bornite and the region, engineering work related to additional metallurgical and scoping studies, environmental work related to meteorological and air quality study, personnel costs and project support costs including camp facilities repair and maintenance, and fixed wing costs and set-up costs incurred for the new office and warehouse in Fairbanks; ii) an increase of $1.5 million in stock-based compensation due to a higher share price contributing to a greater fair value amortization of stock options, RSUs and DSUs granted during the six month period ended May 31, 2019; iii) an increase of $0.1 million in general and administration costs; iv) an increase of $0.9 million in investor relations expenses due to the Company’s increased level of marketing activity including attendance at more investor conferences and meetings during the six month period ended May 31, 2019 and v) an increase of $0.1 million in salaries due to a new hire during the third quarter of 2018 for which there is no comparative for the six month period ended May 31, 2018.

During the six month period ended May 31, 2018, the Company recorded a loss on held for trading investments of $0.3 million upon disposition of 2,085,000 common shares of GMI for which there are no comparative figures for the six month period ended May 31, 2019 as the remaining investment in GMI was fully disposed during fiscal 2018.

Selected financial data

Quarterly information

In thousands of dollars,

except per share amounts

	Q2 2019	Q1 2019	Q4 2018	Q3 2018	Q2 2018	Q1 2018	Q4 2017	Q3 2017
	05/31/19	02/28/19	11/30/18	08/31/18	05/31/18	02/28/17	11/30/17	08/31/17
	$	$	$	$	$	$	$	$
Interest and other income	150	122	117	135	77	17	13	23
Mineral property expenses	2,906	1,535	3,833	9,051	2,475	1,131	4,693	8,471
Earnings (loss) for the period	(4,509)	(4,336)	(5,319)	(9,920)	(3,664)	(2,946)	(6,726)	(8,992)
Earnings (loss) per common share – basic and diluted	(0.04)	(0.03)	(0.04)	(0.08)	(0.03)	(0.03)	(0.06)	(0.09)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of GMI shares and financing activities.

During the quarter ended May 31, 2019, mineral property expense increased by $1.4 million when compared to the prior quarter as the Company prepared for the commencement of the 2019 drill program and field season. Our loss of $4.5 million for the quarter ended May 31, 2019 is consistent with the prior quarter as the increase in the second quarter mineral property expenses were offset by higher first quarter stock-based compensation due to the fair value amortization of new option grants during the first quarter. The current period loss is $0.9 million higher when compared to the loss for the second quarter ended May 31, 2018 of $3.7 million due mostly to an increase in mineral properties expense and stock-based compensation.

Our loss for the first quarter ended February 28, 2019 of $4.3 million was lower when compared to the two prior quarterly periods and reflects the seasonality of the mineral property expenses which are mostly incurred during the summer and fall season.

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

Similarly, our loss for the third quarter ended August 31, 2018 of $9.9 million is slightly higher than the comparable loss of $9.0 million in the third quarter ended August 31, 2017 due to the size of the 2018 field program which added an additional $0.6 million in mineral property expenses. The remaining $0.3 million difference is mostly due to increased general and administrative expenses, salaries and stock-based compensation.

Liquidity and capital resources

At May 31, 2019, we had $25.8 million in cash and cash equivalents and working capital of $26.0 million. The increase in cash was a result of fully receiving the $9.2 million Year 3 funding from South32 as well as an additional $1.0 million for the regional exploration program. The increase in working capital for the period was a result of higher accounts receivable and prepaids balances as well as a lower accounts payable balance as at May 31, 2019. Subsequent to the end of the second quarter, the Company received additional proceeds of approximately $9.9 million as a result of an exercise of 6,521,740 warrants.

We expended $7.4 million on operating activities during the six months ended May 31, 2019 compared with $6.6 million for operating activities for the same period in 2018. Most cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative, salaries and professional fees.

The Company continues to fund its cash expenditures through its working capital. As the Company is not currently in production, the Company will need to raise additional funds to support its operations and administration expenses in the future. Future sources of liquidity may include debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

All cash generated from investing activities during the six months ended May 31, 2019 were from the South 32 Option Agreement funding of $10.2 million (2018 - $9.6 million) and there were no proceeds from the sale of investments (2018 - $2.1 million) as all GMI shares were full disposed during fiscal 2018. During the six months ended May 31, 2019, no cash was generated from financing activities (2018 - $26.9 million).

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at May 31, 2019 are as follows.

In thousands of dollars

	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,481	1,481	-	-	-
Office lease	963	174	375	414	-
Office and warehouse lease	139	57	82	-	-
	2,583	1,712	457	414	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office and warehouse spaces with a remaining total commitment of $1.1 million.

Outstanding share data

At July 8, 2019, we had 138,905,097 common shares issued and outstanding. At July 8, 2019, we had outstanding 11,042,502 stock options with a weighted-average exercise price of $0.98. We also had, 1,286,595 deferred share units (“DSUs”), 11,927 NovaGold deferred share units entitling the holder to receive one common share for every six NovaGold shares received, and 212,501 RSUs. Upon exercise of all the foregoing convertible securities, the Company would be required to issue aggregate of 12,543,586 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our May 31, 2019 unaudited interim consolidated financial statements

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at May 31, 2019 is limited to Canadian dollar amounts consisting of cash of CDN$244,000, accounts receivable of CDN$26,000 and accounts payable of CDN$442,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $13,000.

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

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage liquidity risk through the management of the capital structure and financial leverage. Future financing may be obtained through debt financing, equity financing, sales of investments, convertible debt, exercise of options, or other means. Continued operations are dependent on our ability to obtain additional financing or to generate future cash flows. Our contractually obligated cash flow is disclosed under the section titled “Contractual Obligations.”

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2019, a 1% change in interest rates would result in a change in net loss of $0.3 million, assuming all other variables remain constant.

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

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2019. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: July 9, 2019	TRILOGY METALS INC.

	By:	/s/ Rick Van Nieuwenhuyse
Rick Van Nieuwenhuyse
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

