Form 10-Q
period 2019-08-31
Trilogy Metals Inc.
filed 2019-10-09
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2019

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

As of October 8, 2019, the registrant had 140,003,741 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Trilogy Metals Inc.

Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	August 31, 2019 $	November 30, 2018 $
Assets
Current assets
Cash and cash equivalents	26,852	22,991
Accounts receivable	359	23
Deposits and prepaid amounts	520	619
	27,731	23,633

Rent deposit	114	114
Plant and equipment (note 3)	820	325
Mineral properties and development costs (note 4)	30,587	30,587
	59,252	54,659
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	4,512	1,657
	4,512	1,657

Mineral properties purchase option (note 4(c))	31,000	20,800
	35,512	22,457
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued -138,905,097 (2018 – 131,585,612)	176,970	164,069
Warrants (note 6(c))	-	2,253
Contributed surplus	122	122
Contributed surplus – options (note 6(a))	21,183	19,076
Contributed surplus – units (note 6(b))	1,652	1,489
Deficit	(176,187)	(154,807)
	23,740	32,202
	59,252	54,659

Commitments and contingencies (note 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ James Gowans, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

2

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended		For the nine months ended
	August 31, 2019 $	August 31, 2018 $	August 31, 2019 $	August 31, 2018 $
Expenses
Amortization	31	39	106	122
Foreign exchange loss (gain)	3	15	(26)	(29)
General and administrative	435	376	1,363	1,175
Investor relations	164	59	456	261
Mineral properties expense (note 4(d))	10,951	9,051	15,392	12,657
Professional fees	414	13	658	286
Salaries	272	286	835	738
Salaries – stock-based compensation	402	204	3,005	1,277
Total expenses	12,672	10,043	21,789	16,487
Other items
Loss on held for trading investments	-	12	-	272
Interest and other income	(137)	(135)	(409)	(229)
Loss and comprehensive loss for the period	12,535	9,920	21,380	16,530
Basic and diluted loss per common share	$0.09	$0.08	$0.16	$0.14
Weighted average number of common shares outstanding	136,981,179	131,470,146	133,677,437	118,530,242

(See accompanying notes to the interim consolidated financial statements)

3

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2017	105,684,523	136,525	2,163	124	18,402	1,319	(132,868)	25,665
Exercise of options	50,753	29	-	-	(29)	-	-	-
Restricted share units	800,000	457	-	-	-	(457)	-	-
Stock-based compensation	-	-	-	-	484	438	-	922
Loss for the period	-	-	-	-	-	-	(2,946)	(2,946)
Balance – February 28, 2018	106,535,276	137,011	2,163	124	18,857	1,300	(135,814)	23,641
Bought deal financing	24,784,482	28,750	90	-	-	-	(90)	28,750
Share issuance costs	-	(1,819)	-	-	-	-	-	(1,819)
Exercise of options	28,700	5	-	-	(5)	-	-	-
Stock-based compensation	-	-	-	-	90	61	-	151
Loss for the period	-	-	-	-	-	-	(3,664)	(3,664)
Balance – May 31, 2018	131,348,458	163,947	2,253	124	18,942	1,361	(139,568)	47,059
Share issuance costs	-	14	-	-	-	-	-	14
Exercise of options	184,475	71	-	-	(71)	-	-	-
Novagold deferred share units	1,020	2	-	(2)	-	-	-	-
Stock-based compensation	-	-	-	-	140	64	-	204
Loss for the period	-	-	-	-	-	-	(9,920)	(9,920)
Balance – August 31, 2018	131,533,953	164,034	2,253	122	19,011	1,425	(149,488)	37,357

Balance – November 30, 2018	131,585,612	164,069	2,253	122	19,076	1,489	(154,807)	32,202
Exercise of options	44,230	28	-	-	(28)	-	-	-
Restricted share units	412,501	424	-	-	-	(424)	-	-
Stock-based compensation	-	-	-	-	1,586	353	-	1,939
Loss for the period	-	-	-	-	-	-	(4,336)	(4,336)
Balance – February 28, 2019	132,042,343	164,521	2,253	122	20,634	1,418	(159,143)	29,805
Exercise of options	101,064	53	-	-	(53)	-	-	-
Stock-based compensation	-	-	-	-	355	309	-	664
Loss for the period	-	-	-	-	-	-	(4,509)	(4,509)
Balance – May 31, 2019	132,143,407	164,574	2,253	122	20,936	1,727	(163,652)	25,960
Exercise of options	57,818	41	-	-	(41)	-	-	-
Stock-based compensation	-	-	-	-	288	114	-	402
Deferred share units	182,132	189	-	-	-	(189)	-	-
Exercise of warrants	6,521,740	12,166	(2,253)	-	-	-	-	9,913
Loss for the period	-	-	-	-	-	-	(12,535)	(12,535)
Balance – August 31, 2019	138,905,097	176,970	-	122	21,183	1,652	(176,187)	23,740

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the nine months ended
	August 31, 2019 $	August 31, 2018 $
Cash flows used in operating activities
Loss for the period	(21,380)	(16,530)
Items not affecting cash
Amortization	106	122
Loss on held for trading investments	-	272
Unrealized foreign exchange loss (gain)	3	(52)
Stock-based compensation	3,005	1,277
Net change in non-cash working capital
(Increase) Decrease in accounts receivable	(336)	413
Decrease in deposits and prepaid amounts	99	191
Increase (Decrease) in accounts payable and accrued liabilities	2,748	(285)
	(15,755)	(14,592)
Cash flows from (used in) financing activities
Proceeds from exercise of warrants	9,913	-
Proceeds from bought deal financing	-	28,750
Share issuance cost	-	(1,805)
	9,913	26,945
Cash flows from investing activities
Acquisition of plant & equipment	(494)	(7)
Mineral properties funding (note 4 (c))	10,200	10,435
Proceeds from the sale of investments, net of fees	-	2,297
	9,706	12,725
Increase in cash and cash equivalents	3,864	25,078
Effect of exchange rate on cash and cash equivalents	(3)	(1)
Cash and cash equivalents – beginning of period	22,991	5,391
Cash and cash equivalents – end of period	26,852	30,468

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1	Nature of operations

Trilogy Metals Inc. (“Trilogy” or the “Company”) was incorporated in British Columbia under the Business Corporations Act (British Columbia) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”).

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

All figures are in United States dollars unless otherwise noted. References to CAD$ or CDN$ refer to amounts in Canadian dollars.

These unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of August 31, 2019 and our results of operations and cash flows for the nine months ended August 31, 2019 and August 31, 2018. The results of operations for the nine months ended August 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2019.

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

These financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 8, 2019.

Accounting standards adopted

i.	Financial instruments

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on classifying and measuring financial instruments (“ASU 2016-01”). This update is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the provisions of this guidance effective December 1, 2018. As the Company’s investments in equity instruments were previously classified at fair value with the change in fair value recorded to the statement of loss and comprehensive loss, the new guidance does not impact the Company’s accounting or reported results.

Recent accounting pronouncements

ii.	Leases

In February 2016, the FASB issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”). This will result in most leases being capitalized as a right of use asset with a related liability on the balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for Trilogy is the first quarter of the fiscal year ending November 30, 2020. We expect the adoption will have an impact as we expect to capitalize leases and recognize lease obligations, specifically for our office leases which are not currently recognized on the balance sheets. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position.

3	Plant and equipment

in thousands of dollars

	August 31, 2019
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(26)	37
Leasehold improvements	53	(16)	37
Computer hardware and software	115	(111)	4
Alaska, USA
Machinery and equipment	3,779	(3,038)	741
Vehicles	348	(347)	1
Computer hardware and software	35	(35)	-
	4,393	(3,573)	820

in thousands of dollars

	November 30, 2018
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(17)	46
Leasehold improvements	53	(10)	43
Computer hardware and software	115	(109)	6
Alaska, USA
Machinery and equipment	3,178	(2,964)	214
Vehicles	348	(333)	15
Computer hardware and software	35	(34)	1
	3,792	(3,467)	325

4	Mineral properties and development costs

in thousands of dollars

	November 30, 2018 $	Acquisition costs $	August 31, 2019 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

in thousands of dollars

	November 30, 2017 $	Acquisition costs $	November 30, 2018 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

(a)	Ambler

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

To maintain the option in good standing, South32 is required to fund a minimum of $10 million per year for up to a three-year period, which funds will be used to execute a mutually agreed upon program at the UKMP. The funds provided by South32 may only be expended in accordance with an approved program by a technical committee with equal representation from Trilogy and South32. South32 may exercise its option at any time over the three-year period to enter into the 50/50 joint venture. To subscribe for 50% of the JV, South32 must contribute a minimum of $150 million, plus (i) any amounts Trilogy spends on matched parallel funding to a maximum of $16 million over the three year period and (ii) $5 million if the option had been exercised between April 1, 2018 and March 31, 2019 or $10 million if the option is exercised between April 1, 2019 and the expiration date of the option, less the amount of the initial funding contributed by South32 (the “Subscription Price”). South32 has now funded the full three-year option period. South32 has until the end of January 2020 to exercise the option to form the JV LLC and make the subscription payment. Should South32 not make its annual minimum payment or elect to withdraw, the option will lapse and South32 will have no claim to property ownership or to the funds already spent.

During the year ended November 30, 2017, the Company received the first payment of $10.0 million and these funds were expended on the year 1 program at the Bornite Project. In October 2017, the Company received $0.4 million as a first instalment towards the year 2 program and budget to begin preparatory work. During the year ended November 30, 2018, the Company received payments totaling $10.4 million following the approval of the year 2 program and budget in January 2018, including a $0.80 million advance on South32’s year three funding obligation per the Option Agreement. During the quarter ended February 28, 2019, the Company received payments totaling $10.2 million following the approval of the year 3 program and budget, including an additional $1 million of funding for the approved regional exploration program. The receipt of the year 3 funding represents receipt of the final tranche of funding from South32. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

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

The option to form the JV LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period. The Company determined that the fair value of the option remains $nil as at August 31, 2019.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods.

In thousands of dollars

	Three months ended August 31, 2019 $	Three months ended August 31, 2018 $	Nine months ended August 31, 2019 $	Nine months ended August 31, 2018 $
Alaska, USA
Community	164	81	428	324
Drilling	4,760	3,624	4,933	3,804
Engineering	663	245	1,287	750
Environmental	153	313	424	482
Geochemistry and geophysics	252	420	1,010	1,066
Land and permitting	163	145	523	504
Project support	3,062	2,703	4,066	3,381
Other income	-	-	(1)	(20)
Wages and benefits	1,734	1,520	2,722	2,366
Mineral property expense	10,951	9,051	15,392	12,657

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to August 31, 2019 is $110.0 million and cumulative acquisition costs are $30.6 million totaling $140.6 million spent to date.

5	Accounts payable and accrued liabilities

in thousands of dollars

	August 31, 2019 $	November 30, 2018 $
Trade accounts payable	3,271	400
Accrued liabilities	901	503
Accrued salaries and vacation	340	746
Due to related parties	-	8
Accounts payable and accrued liabilities	4,512	1,657

6	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2017	105,684,523	136,525
Bought deal financing	24,784,482	28,750
Share issuance costs	-	(1,805)
Exercise of options	315,148	140
Restricted share units	800,000	457
NovaGold DSU conversion	1,459	2
November 30, 2018	131,585,612	164,069
Exercise of options	203,112	122
Restricted share units	412,501	424
Deferred share units	182,132	189
Exercise of warrants	6,521,740	12,166
August 31, 2019, issued and outstanding	138,905,097	176,970

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”) on record as of the close of business on April 27, 2012. When vested, Trilogy committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of August 31, 2019, there remains 11,927 NovaGold DSUs outstanding representing a right to receive 1,988 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

On April 20, 2018, the Company completed a bought-deal financing for gross proceeds of $28.7 million by issuing 24,784,482 common shares at $1.16 per common share. Expenses including bank commissions, legal fees, stock exchange and other fees totaled $1.8 million for net proceeds of $26.9 million.

(a)	Stock options

During the nine - months ended August 31, 2019, the Company granted 2,527,500 options (2018 – 2,395,000 options) at a weighted-average exercise price of CAD$2.96 (2018 – CAD$1.15) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The weighted-average fair value attributable to options granted in the period was $1.08 (2018 - $0.43).

For the nine - month period ended August 31, 2019, Trilogy recognized a stock-based compensation charge of $2.23 million (2018 – $0.71 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The recognized fair value of the stock options granted during the nine - month period ended August 31, 2019 has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

August 31, 2019
Risk-free interest rates	2.03%
Exercise price	CAD$2.97
Expected life	3.0 years
Expected volatility	75.0%
Expected dividends	Nil

As of August 31, 2019, there were 1,775,005 non-vested options outstanding with a weighted average exercise price of $1.82; the non-vested stock option expense not yet recognized was $0.63 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the nine - month period ended August 31, 2019 is as follows:

	August 31, 2019
	Number of options	Weighted average exercise price $
Balance – beginning of the period	8,821,434	0.60
Granted	2,527,500	2.22
Exercised	(306,432)	0.84
Balance – end of period	11,042,502	0.97

The following table summarizes information about the stock options outstanding at August 31, 2019.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.33 to $0.50	3,876,433	0.97	0.39	3,876,433	0.39	-
$0.51 to $1.00	4,333,569	2.21	0.72	3,885,233	0.71	448,336
$1.01 to $1.50	225,000	3.62	1.32	175,000	1.29	50,000
$1.51 to $2.00	90,000	3.87	1.83	73,333	1.82	16,667
$2.01 to $2.52	2,517,500	4.27	2.21	1,257,498	2.22	1,260,002
	11,042,502	2.29	0.96	9,267,497	0.80	1,775,005

The aggregate intrinsic value of vested share options (the market value less the exercise price) at August 31, 2019 was $10.6 million (2018 - $9.2 million) and the aggregate intrinsic value of exercised options for the nine - month period ended August 31, 2019 was $0.5 million (2018 - $0.4 million).

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

A summary of the Company’s unit plans and changes during the nine - month period ended August 31, 2019 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the period	400,002	1,182,106
Granted	225,000	119,139
Vested/paid	(412,501)	(182,132)
Balance – end of period	212,501	1,119,113

For the nine - month period ended August 31, 2019, Trilogy recognized a stock-based compensation charge of $0.78 million (2018 - $0.56 million), net of estimated forfeitures.

As part of the annual incentive payout for the 2018 fiscal year, 225,000 RSUs were granted to officers during the three – month period ended February 28, 2019, vesting half on the grant date and half on the first anniversary of the grant date. RSUs vesting in December 2018 were settled on December 21, 2018 through the issuance of 412,501 common shares.

(c)	Share Purchase Warrants

During the three - month period ended August 31, 2019, all the outstanding warrants were exercised in advance of the July 2, 2019 expiry date.  As a result of the warrants exercised, the Company issued a total of 6,521,740 common shares and received cash proceeds of approximately $9.9 million.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at August 31, 2019 is limited to the Canadian dollar consisting of cash of CDN$205,000, accounts receivable of CDN$62,000 and accounts payable of CDN$1,283,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $76,000.

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

Contractually obligated cash flow requirements as at August 31, 2019 are as follows:

in thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	4,512	4,512	-	-	-
	4,512	4,512	-	-	-

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2019, a 1% change in interest rates would result in a change in net loss of $0.2 million, assuming all other variables remain constant.

8	Commitment

The Company has commitments with respect to office and warehouse leases requiring future minimum lease payments as follows:

in thousands of dollars

August 31, 2019 $
One year	237
Years 2 through 5	452
Beyond 5 years	372
Total	1,061

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated October 8, 2019 and provides an analysis of our unaudited interim financial results for the quarter ended August 31, 2019 compared to the quarter ended August 31, 2018.

The following information should be read in conjunction with our August 31, 2019 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2018. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Andrew W. West, P.Geo., an employee and Exploration Manager, is a Qualified Person under NI 43-101, and has approved the scientific and technical information in this MD&A.

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

Corporate developments

Appointment of Interim CEO

In a press release dated September 5, 2019, we announced the resignation of Rick Van Nieuwenhuyse as CEO, President and director of Trilogy Metals and the appointment of James Gowans as President and CEO on an interim basis. Mr. Van Nieuwenhuyse will remain as a consultant to the Company until January 31, 2020 and will assist with transitional matters and with advancing the Company’s interests in Alaska. Mr. Gowans is a director of the Company and was President and CEO of Arizona Mining Inc. from 2016 to 2018 when Arizona Mining was purchased by South32 Limited. Previously he was a Senior Advisor to the Chairman, Co-President and EVP and COO at Barrick Gold Corporation from 2014 to 2015. Mr. Gowans has extensive experience in Alaska. He completed the feasibility study for the Red Dog Mine, oversaw the design and construction of that mine and then operated Red Dog for three years after commissioning.

Exercise of Warrants

During the three-month period ended August 31, 2019, all our outstanding warrants were exercised.  Three of the Company’s largest shareholders exercised 6,521,740 in outstanding warrants. As a result of the warrant exercise, we issued a total of 6,521,740 common shares of the Company and received cash proceeds of approximately $9.9 million.

Outlook & Project activities

Ambler Mining District Industrial Access Project (“AMDIAP”)

In a press release dated August 23, 2019, we announced the public release of the draft Environmental Impact Statement (“EIS”) for the Ambler access road by the United States Bureau of Land Management (“BLM”). This is a critical milestone for the permitting of the AMDIAP in relation to further exploration and development of the Ambler Mining District. The BLM, which is the lead agency for the permitting of the AMDIAP, has now completed the draft EIS which has been posted on the BLM website. The next step is a public comment period. Comments on the draft EIS will be accepted through October 29, 2019.

Arctic Project

During the third quarter ended August 31, 2019, we drilled 11 holes at the Arctic Project resulting in approximately 2,411 meters drilled, utilizing two rigs from Tuuq Drilling LLC (“Tuuq”). Tuuq is owned by NANA Development Corporation. We anticipate announcing drill results from the 2019 Arctic drill program during the fourth quarter of 2019. Work at the Arctic deposit commenced in late June with a view of completing feasibility level geotechnical and hydrology work. The main goal of this year’s work program was to complete engineering and environmental studies to prepare a NI 43-101 compliant feasibility study which results are anticipated to be released in the first half of 2020. Work is also being done to prepare the Arctic Project for permitting, which we expect to commence in 2020. The permitting preparation work being carried out will support Federal, State and Borough permitting requirements.

Bornite Project

The main goal of the 2019 drill program was to drill approximately 8,000 meters within 12 holes, including both infill and expansion drilling. Exploration activities commenced at the beginning of June with 7,598 meters of drilling completed through to August 31, 2019. In a press release dated September 10, 2019, we announced assay results on 4 holes comprising approximately 3,014 meters from the recently completed 7,610-meter drill campaign. We anticipate announcing further drill results from the 2019 Bornite drill program during the fourth quarter of 2019.

Regional Exploration

District-wide Versatile Time Domain Electromagnetic (“VTEM”) and Z – Axis Tipper Electromagnetic (“ZTEM”) helicopter airborne geophysical surveys were completed this spring along the entire 100-kilometer long belt of the favorable stratigraphy hosting known polymetallic volcanogenic-massive sulphide (“VMS”) deposits, as well as the areas around the Bornite deposit and the surrounding Cosmos Hills area. The surveys were flown by Geotech Ltd. and the data is currently being re-processed by Resource Potential PTY Ltd. The new VTEM and ZTEM surveys have been integrated into our dataset of historical drilling accumulated over a 40-year period of exploration, all of which have been geo-referenced into an integrated GIS database.

The exploration drilling completed during the field season targeted the Sunshine prospect, which is approximately eight miles (13 kilometers) from the Arctic Project. In a press release dated September 10, 2019, we announced assay results for one drill hole from the Sunshine prospect comprising 161 meters of the 1,357 meter, six-hole drill campaign at this prospect. We anticipate announcing further drill results from the 2019 regional exploration program during the fourth quarter of 2019.

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

Upon the decision to proceed with development of a mine within the area of interest, NANA maintains the right to purchase an ownership interest in the mine equal to a range between 16%-25% or retain a 15% net proceeds royalty which is payable after we have recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and all the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share.

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

As the initial option payments received to date are credited against the future subscription price upon exercise, we have accounted for the payments received as deferred consideration. At such time as the option is exercised, the initial payments received to that date will be recognized as part of the consideration received for our contribution of the Alaska assets, including the UKMP, into the joint venture. If South 32 withdraws from the Option Agreement, the consideration will be recognized in the statement of loss at that time.

Summary of results

in thousands of dollars,

except for per share amounts

	Three months ended		Nine months ended
Selected expenses	August 31, 2019 $	August 31, 2018 $	August 31, 2019 $	August 31, 2018 $
General and administrative	435	376	1,363	1,175
Mineral properties expense	10,951	9,051	15,392	12,657
Professional fees	414	13	658	286
Salaries	272	286	835	738
Salaries – stock-based compensation	402	204	3,005	1,277
Investor relations	164	59	456	261
Loss and comprehensive loss for the period	12,535	9,920	21,380	16,530
Basic and diluted loss per common share	$0.09	$0.08	$0.16	$0.14

For the three - month period ended August 31, 2019, Trilogy reported a net loss of $12.5 million (or $0.09 basic and diluted loss per common share) which was higher than the net loss of $9.9 million for the comparative period in 2018 (or $0.08 basic and diluted loss per common share). This variance was primarily due to an increase in mineral properties expense due to the size, scope and timing of the field program versus the comparative three – month period.

The $1.9 million difference in mineral properties expense consists of the following changes. During the three months ended August 31, 2019, we completed 2,411 meters (2018 – 593 meters) of drilling at the Arctic project, 7,598 meters (2018 – 7,707 meters) at the Bornite project and executed a new regional exploration drilling program of approximately 1,357 meters. As a result, we incurred increased drilling costs of $1.1 million and increased project supporting costs of $0.6 million (including camp operation, logistics and personnel). The remaining variance in mineral properties expense consists of an increase of $0.4 million in engineering costs related to the feasibility study and the geotechnical study for the Arctic project, an increase of $0.1 million in geochemistry costs associated with drill assay testing, all offset by a $0.3 million decrease in geophysics and environment related costs.

Other differences noted for the comparable periods were: i) a slight increase in general and administrative expenses in the current period; ii) an increase of $0.4 million in professional fees due to increased legal fees; iii) an increase of $0.2 million in stock-based compensation due to a higher share price contributing to a higher fair value vesting for previously granted stock options, RSUs and DSUs; and iv) an increase of $0.1 million in investor relations expenses due to our increased level of marketing activity including attendance at more investor conferences and meetings in the current period.

For the nine - month period ended August 31, 2019, Trilogy reported a net loss of $21.4 million (or $0.16 basic and diluted loss per common share) compared to a net loss of $16.5 million for the corresponding period in 2018 (or $0.14 basic and diluted loss per common share).

The $2.7 million increase in mineral properties expense in relation to the comparative nine - month period ended August 31, 2018 consist of the following changes. Due to the increased size and scope of the 2019 field program, we drilled 3,066 more meters for the nine - months ended August 31, 2019 in contrast to the comparative period, resulting in an increase of $1.1 million in drilling costs. Project support and personnel costs increased by $1.1 million and includes $0.5 million in VTEM and ZTEM airborne survey costs, for which there are no prior year comparatives. The remaining variance in mineral properties expense consists of an increase of $0.5 million in engineering costs and an increase of $0.3 million in geochemistry costs, all offset by a decrease of $0.3 million in geophysics costs.

Other differences noted for the comparable periods were: i) an increase of $0.2 million in general and administration costs primarily due to increased stock exchange fees, office computer hardware and software, and travel costs; ii) a slight increase in salaries; iii) an increase of $0.2 million in investor relations expenses due to our increased level of marketing activity including attendance at more investor conferences and meetings during the nine - month period ended August 31, 2019; iv) an increase of $0.4 million in professional fees due to increased legal fees; and v) an increase of $1.7 million in stock-based compensation due to a higher share price contributing to a greater fair value amortization of stock options, RSUs and DSUs granted during the nine - month period ended August 31, 2019.

Selected financial data

Quarterly information

in thousands of dollars,

except per share amounts

	Q3 2019	Q2 2019	Q1 2019	Q4 2018	Q3 2018	Q2 2018	Q1 2018	Q4 2017
	08/31/19 $	05/31/19 $	02/28/19 $	11/30/18 $	08/31/18 $	05/31/18 $	02/28/17 $	11/30/17 $
Interest and other income	137	150	122	117	135	77	17	13
Mineral property expenses	10,951	2,906	1,535	3,833	9,051	2,475	1,131	4,693
Earnings (loss) for the period	(12,535)	(4,509)	(4,336)	(5,319)	(9,920)	(3,664)	(2,946)	(6,726)
Earnings (loss) per common share – basic and diluted	(0.09)	(0.04)	(0.03)	(0.04)	(0.08)	(0.03)	(0.03)	(0.06)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the disposition of Gold Mining Inc. (“GMI”) shares (which were not fully disposed of in fiscal 2018) and financing activities.

Our loss of $12.5 million during the third quarter ended August 31, 2019 is significantly higher than the second quarter ended May 31, 2019, primarily due to mineral property expenditures. During the quarter ended August 31, 2019, mineral properties expense increased by $8.0 million when compared to the prior quarter, reflecting the increased activity at the projects as the 2019 drilling program became fully operational. The current period loss is $2.6 million higher than the third quarter ended August 31, 2018, primarily due to an increase in the size and scope of the 2019 field season resulting in an increase in mineral properties expenditures of $1.9 million and $0.4 million additional professional fees in the current period.

During the quarter ended May 31, 2019, mineral property expense increased by $1.4 million when compared to the prior quarter as we prepared for the commencement of the 2019 drill program and field season. Our loss of $4.5 million for the quarter ended May 31, 2019 is consistent with the prior quarter as the increase in the second quarter mineral property expenses were offset by higher first quarter stock-based compensation due to the fair value amortization of new option grants during the first quarter. The loss during the three - month period ended May 31, 2019 was $0.9 million higher when compared to the loss for the comparative three - month period ended May 31, 2018 of $3.7 million, due mostly to an increase in mineral properties expense and stock-based compensation.

Our loss for the first quarter ended February 28, 2019 of $4.3 million was lower when compared to the two prior quarterly periods and reflects the seasonality of the mineral property expenses which are mostly incurred during the summer and fall season. The $1.4 million increase in loss when compared to the first quarter ended February 28, 2018 is primarily due to higher first quarter 2019 stock-based compensation from the higher fair value amortization of new option grants during the first quarter of 2019.

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

Liquidity and capital resources

At August 31, 2019, we had $26.9 million in cash and cash equivalents and working capital of $23.2 million. During the three-month period ended August 31, 2019, we received proceeds of approximately $9.9 million as a result of an exercise of 6,521,740 warrants.

The increase in cash was a result of fully receiving the $9.2 million Year 3 funding from South32, an additional $1.0 million for the regional exploration program and $9.9 million upon exercise of all warrants. These cash inflows were offset by $15.4 million in mineral properties expense, $3.3 million in cumulative general and administrative expenses, investor relations, professional fees, salaries and $2.5 million in cash savings from changes in net non-cash working capital. The increase in working capital for the period was a result of higher accounts payable and prepaid balances, offset by a higher accounts receivable balance as at August 31, 2019.

We expended $15.8 million on operating activities during the nine months ended August 31, 2019 compared with $14.6 million for operating activities for the same period in 2018. Most cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative costs, salaries and professional fees.

We continue to fund our cash expenditures through our working capital. As we are not currently in production, we will need to raise additional funds to support our operations and administration expenses in the future. Future sources of liquidity may include debt financing, equity financing, convertible debt, exercise of options, or other means. Our continued operations are dependent on our ability to obtain additional financing or to generate future cash flows.

All cash generated from investing activities during the nine months ended August 31, 2019 were from the South 32 Option Agreement funding of $10.2 million (2018 - $10.4 million) and there were no proceeds from the sale of investments (2018 - $2.3 million) as all GMI shares were full disposed during fiscal 2018. During the nine months ended August 31, 2019, $9.9 million in cash was generated from financing activities (2018 - $26.9 million).

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at August 31, 2019 are as follows.

In thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	4,512	4,512	-	-	-
Office lease	936	179	385	372	-
Office and warehouse lease	125	57	68	-	-
	5,573	4,748	453	372	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. We have lease commitments for office and warehouse spaces with a remaining total commitment of $1.1 million.

Outstanding share data

At October 8, 2019, we had 140,003,741 common shares issued and outstanding. At October 8, 2019, we had outstanding 9,295,600 stock options with a weighted-average exercise price of $1.02. We also had, 1,137,485 deferred share units (“DSUs”), 11,927 NovaGold deferred share units entitling the holder to receive one common share for every six NovaGold shares received, and 212,501 RSUs. Upon exercise of all the foregoing convertible securities, the Company would be required to issue aggregate of 10,647,468 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our August 31, 2019 unaudited interim consolidated financial statements

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets, income taxes and valuation of stock-based compensation.

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. The acquisition of title to mineral properties is a complicated and uncertain process. We have taken steps, in accordance with industry standards, to verify the title to mineral properties in which it has an interest. Although we have made efforts to ensure that legal title to our mining assets is properly recorded, there can be no assurance that such title will be secured indefinitely.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada. Our exposure to currency risk at August 31, 2019 is limited to the Canadian dollar consisting of cash of CDN$205,000, accounts receivable of CDN$62,000 and accounts payable of CDN$1,283,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss would change by approximately $76,000.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2019, a 1% change in interest rates would result in a change in net loss of $0.2 million, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Item 4.	Controls and Procedures

Management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2019. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 9, 2019	TRILOGY METALS INC.

	By:	/s/ James Gowans
James Gowans
President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

