Form 10-K
period 2019-11-30
Trilogy Metals Inc.
filed 2020-02-13
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2019

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 1-35447

TRILOGY METALS INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia	98-1006991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1150, 609 Granville Street Vancouver, British Columbia Canada	V7Y 1G5
(Address of Principal Executive Offices)	(Zip Code)
(604) 638-8088 (Registrant’s Telephone Number, Including Area Code)
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, no par value	TMQ	NYSE AMERICAN
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

As at May 31, 2019, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $228 million. As of February 12, 2019, the registrant had 140,659,776 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2020, in connection with the registrant’s 2020 annual meeting of shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TRILOGY METALS INC.

TABLE OF CONTENTS

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Trilogy” refer to Trilogy Metals Inc., formerly NovaCopper Inc. (“Trilogy”), a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2019.

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

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves;

•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;

•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;

•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;

•	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority (“AIDEA”) will build the AMDIAP;

•	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;

•	risks related to our dependence on a third party for the development of our projects;

•	none of the Company’s mineral properties are in production or are under development;

•	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares (“Common Shares”), diluting voting power and reducing future earnings per share;

•	commodity price fluctuations;

•	our history of losses and expectation of future losses;

•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

•	uncertainty related to inferred mineral resources;

•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

•	risks related to market events and general economic conditions;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;

•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;

•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

•	uncertainty related to title to our mineral properties;

•	risks related to the acquisition and integration of operations or projects;

•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

•	our need to attract and retain qualified management and technical personnel;

•	risks related to conflicts of interests of some of our directors and officers;

•	risks related to potential future litigation;

•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;

•	risks related to global climate change;

•	risks related to adverse publicity from non-governmental organizations;

•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”);

•	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (“SEC”), Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”);

•	uncertainty as to the volatility in the price of the Company’s Common Shares;

•	the Company’s expectation of not paying cash dividends; and

•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company.

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

Our forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made. In connection with the forward-looking statements contained herein, we have made certain assumptions about our business, including about:

•	our ability to achieve production at our Arctic and Bornite Projects;

•	the accuracy of our mineral resource estimates;

•	the results, costs and timing of future exploration drilling and engineering;

•	timing and receipt of approvals, consents and permits under applicable legislation;

•	the adequacy of our financial resources;

•	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties;

•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

•	continued good relationships with South32 (as defined below), local communities and other stakeholders;

•	there being no significant disruptions affecting operations, whether relating to labor, supply, power, damage to equipment or other matters;

•	expected trends and specific assumptions regarding metal prices and currency exchange rates; and

•	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiary at November 30, 2019. All ownership is 100%.

Subsequent to November 30, 2019, the Company’s Upper Kobuk Mineral Projects were transferred to the Joint Venture (as defined below), a newly incorporated limited liability company incorporated under the laws of Delaware. Each of Trilogy and South32 Limited hold a 50% interest in the Joint Venture. All mineral resources and mineral reserve estimates with respect to the Arctic Project and Bornite Project that are disclosed in this Annual Report on Form 10-K are reported on a 100% basis. See “Significant Developments in 2019”.

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

Trilogy’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration of the Bornite Project and through the pursuit of similarly attractive mining projects. We plan to:

•	advance the Arctic Project towards development with key activities including increased definition of the NI 43-101 mineral resources and reserves contained in the 2018 Arctic Report (as defined below), technical studies to support completion of a pre-feasibility or feasibility study and the advancement of baseline environmental studies;

•	advance exploration in the Ambler mining district and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and

•	pursue project level or corporate transactions that are value accretive.

Significant Developments in 2019

•	On March 5, 2019, we issued a press release to announce additional copper and cobalt metallurgical results for the Bornite Project. Nine metallurgical composite samples were prepared from materials obtained from drilling at the Bornite Project during 2017 and 2018. Each of these test samples were approximately 60 to 120 kilograms in mass and represented approximately 30 to 100 meters of drill core. Mineralogical analysis of each of the nine composites was completed, indicating that a majority of the copper mineralization occurred as chalcopyrite, with minor amounts of bornite and variable pyrite levels within the test samples.

•	On June 28, 2019, we issued a press release to announce that all the Company’s outstanding warrants had been exercised in advance of the expiry date. Three of the Company’s largest shareholders exercised 6,521,740 in outstanding warrants. As a result of this warrant exercise, we issued a total of 6,521,740 common shares of the Company and received cash proceeds of approximately $9.9 million.

•	On August 26, 2019, we issued a press release reporting the public release of the Draft Environmental Impact Statement (“EIS”) Statement by the United States Bureau of Land Management (“BLM”) for the AMDIAP and the Environmental and Economic Analysis by the United States National Park Service (“NPS”) for that portion of AMDIAP that traverses the Gates of the Arctic National Park and Preserve. The public comment period of 45 days had commenced with comments on the Draft EIS being accepted through October 15, 2019.

•	On September 5, 2019, we issued a press release announcing the resignation of Rick Van Nieuwenhuyse as CEO, President and director of Trilogy Metals. James (Jim) Gowans was appointed CEO and President on an interim basis. Mr. Van Nieuwenhuyse remains a consultant to the Company until February 29, 2020 to assist with transitional matters and with advancing our interests in Alaska.

•	On October 31, 2019, we filed a final short form base shelf prospectus with the securities commissions in each of the provinces of Canada, other than Québec, and a corresponding registration statement on Form S-3 with the SEC allowing for the future issuance, from time to time, of up to US$100,000,000 in common shares, warrants to purchase common shares, share purchase contracts of the Company, subscription receipts, units or a combination of those securities. The intention of the base shelf prospectus and shelf registration statement is to allow the Company to more quickly access capital when the capital is needed and as market opportunities permit.

•	Subsequent to our fiscal year end of November 30, 2019, we announced in a press release dated December 19, 2019 that, pursuant to the South32 Option Agreement (as defined below), South32 had exercised its option to acquire a 50% interest in a joint venture company to be named “Ambler Metals LLC” (the “Joint Venture”) that now owns the UKMP located in northwest Alaska. On February 11, 2020, we announced that the formation of the Joint Venture had completed, with the Company contributing its assets associated with the UKMP, and South32 contributing a subscription price payment of US$145 million, to the Joint Venture.

Significant Developments in 2018

•	On February 20, 2018, we issued a press release to announce Pre-Feasibility study (“PFS”) results and reserves for the Arctic Project. The PFS was based on a conventional 10,000 tonnes per day truck and shovel, single open pit mine and mill design. The sulphide flotation concentration circuit would produce copper, zinc and lead concentrates at recoveries of 90%, 91.7% and 80% for copper, zinc and lead, respectively. The PFS indicates a pre-tax net present value (“NPV”) of $1,935.2 million , with an internal rate of return of 38% based on projected long-term metal prices of $3.00/lb copper, $1.10/lb zinc, $1.00/lb lead and $18.00/oz silver. See the 2018 Arctic Report and “Properties” for additional information.

•	On April 6, 2018, we filed the corresponding technical report for the Company’s Arctic Project entitled “Arctic Project, Northwest Alaska, USA, NI 43-101 Technical Report on Pre-Feasibility Study” with an effective date of February 20, 2018, prepared by Ausenco Engineering Canada Inc. (the “2018 Arctic Report”). The technical report describes the PFS on the Arctic Project as discussed above. The 2018 Arctic Report supersedes the Company’s 2017 Arctic Report (as defined below).

•	On April 20, 2018, we issued a press release to announce the closing of our bought deal financing. The funds raised consisted of 24,784,482 Common Shares issued at $1.16 per share resulting in aggregate gross proceeds of approximately $28.7 million.

•	On June 5, 2018, we issued a press release to announce the release of a maiden inferred cobalt resource of 77 million pounds for the Bornite Project. At a base case of 0.50% copper cut-off grade, the Bornite Project is estimated to contain in-pit inferred resources of 124.6 million tonnes grading at 0.017% Co, resulting in 45 million pounds of contained cobalt. Below the pit shell and at a base case copper cut-off grade of 1.5%, the Bornite Project is estimated to contain an additional inferred resource of 57.8 million tonnes grading 0.025% Co, resulting in an additional 32 million pounds of contained cobalt.

•	On July 20, 2018, we filed the corresponding technical report for the Company’s Bornite Project entitled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc. (the “2018 Bornite Report”). The 2018 Bornite Report supersedes the Company’s previous report on the Bornite Project entitled “Amended NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” dated October 12, 2017 with an effective date of April 19, 2016 (the “2017 Bornite Report”) prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc.

•	On December 14, 2017, we announced that South32 has committed to fund the $10 million 2018 program and budget for the Bornite Project. The funds, which represented the second tranche of $10 million, maintained the South32 Option Agreement in good standing, and was fully received by Trilogy on January 24, 2018.

Significant Developments in 2017

•	On March 6, 2017, we announced that the permitting process is advancing on the AMDIAP. The Notice of Intent initiating the permitting process under the National Environmental Policy Act for the preparation of an EIS on the AMDIAP was published on February 28, 2017 by the Bureau of Land Management (“BLM”) in the U.S. Federal Register. The BLM is the lead Federal agency for the EIS. The notice initiates the public scoping process for the EIS and comments were due by January 31, 2018.

•	On April 10, 2017, we entered into an option agreement, as amended (the “South32 Option Agreement”) with South32 Group Operations Pty Ltd (“South32 Operations”), a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (together with South32 Operations, “South32”). The South32 Option Agreement granted to South32 a three-year option to form a 50/50 joint venture with respect to Trilogy’s Alaskan assets which includes the Upper Kobuk Mineral Projects. South32 was required to contribute a minimum of $10 million each year, for a maximum of three years, to keep the option in good standing (the “Initial Funding”). South32 was permitted to exercise its option at any time to form the 50/50 Joint Venture until the option expiration date. Provided that all the exploration data and information related to approved programs had been made available to South32 by no later than December 31 of each year in respect of the first two years, South32 was required to decide by January 31 of the following year whether; (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding. If the election to fund a further tranche was not made in January, South32 had until the end of March to exercise the option to form the Joint Venture and make the subscription payment. If South32 elected to exercise the option, the subscription price less certain deductions for Initial Funding was to be paid in one tranche within 45 business days. Had South32 not made its annual minimum payment or elected to withdraw, the option would lapse and South32 would have no claim to ownership or to the funds it had already spent. In order to exercise its option to form the Joint Venture, South32 was required to contribute a minimum of $150 million, plus (i) any amounts Trilogy spent on matched parallel funding to a maximum of $16 million over the three year period and (ii) $5 million if the option was exercised between April 1, 2018 and March 31, 2019 or $10 million if the option was exercised between April 1, 2019 and the expiration date of the option, less the amount of the Initial Funding contributed by South32. South32 made the option payment for the first year and the funds were used for a $10 million exploration program in 2017 at the Bornite Project. On December 19, 2019, we issued a press release announcing that South32 had elected to exercise its option under the South32 Option Agreement, see “Significant Developments in 2019” above for additional information.

•	On December 11, 2017, we announced the appointment of Mr. William Iggiagruk Hensley to the Company’s board of directors (the “Board”).

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

Environmental Protection

Mining is an extractive industry that impacts the environment. Our goal is to evaluate ways to minimize that impact and to develop safe, responsible and profitable operations by developing natural resources for the benefit of our employees, shareholders and communities and maintain high standards for environmental performance at our UKMP Projects. We strive to meet or exceed environmental standards at our UKMP Projects. One way we do this is through collaborations with local communities in Alaska, including Native Alaskan groups. Our environmental performance will be overseen at the Board level and environmental performance is the responsibility of the project manager. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see section 1A, Risk Factors, below.

•	All new activities and operations will be managed for compliance with applicable laws and regulations. In the absence of regulation, best management practices will be applied to manage environmental risk.

•	We will strive to limit releases to the air, land or water and appropriately treat and dispose of waste.

Employees

As of November 30, 2019, we had 13 full-time employees, 8 of whom were employed at our executive office in Vancouver, BC. The number of individuals employed by us fluctuates throughout the year depending on the season; however, during 2019, we had, on average, 34 employees working for us. We have entered into executive employment agreements with two individuals, the CEO and CFO (each as defined herein).

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

Information about our Executive Officers

As of November 30, 2019, we had two executive officers, namely James Gowans and Elaine Sanders. The following information is presented as of November 30, 2019.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
James Gowans British Columbia, Canada Director, Interim President and Chief Executive Officer	68	September 4, 2019(1)	Interim Chief Executive Officer of Trilogy (2019 – present); President and Chief Executive Officer of Arizona Mining Inc. (2016 – 2018)
Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	50	January 30, 2012(2)	Vice President and Chief Financial Officer of Trilogy (2012 – present); Corporate Secretary of Trilogy (2011 – present)

(1) Mr. Gowans was appointed Interim President and Chief Executive Officer on September 4, 2019.

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

Available Information

We make available, free of charge, on or through our website, at www.trilogymetals.com our Annual Report on Form 10-K, which includes our audited financial statements, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

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

We are dependent on a third party that participates in exploration and development of our Upper Kobuk Mineral Projects.

In December 2019, South32 exercised its option to acquire a 50% interest in the Joint Venture that will own the Upper Kobuk Mineral Projects.  This formation of the Joint Venture was completed in early February.  Our success with respect to the Upper Kobuk Mineral Projects depends on the efforts and expertise of South32 with whom we have contracted; we hold a 50% interest and the remaining 50% interest is held by South32, who is not under our control or direction. We are dependent on them for the progress and development of the Upper Kobuk Mineral Projects. South32 may also have different priorities which could impact the timing and cost of development of the Upper Kobuk Mineral Projects.  The third party may also be in default of its agreement with us, without our knowledge, which may put the mineral property and related assets at risk. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our ability to achieve our business plan, profitability, or the viability of our interests held with the third party, which could have a material adverse impact on our business, future cash flows, earnings, results of operations and financial condition: (i) disagreement with our business partner on how to develop and operate the Upper Kobuk Mineral Projects efficiently; (ii) inability to exert influence over certain strategic decisions made in respect of the jointly-held Upper Kobuk Mineral Projects; (iii) inability of our business partner to meet its obligations to the joint business or third parties; and (iv) litigation with our business partner regarding joint business matters.

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

We cannot provide assurance that title to our properties will not be challenged. We (directly or indirectly) own mineral claims which constitute our property holdings. We may not have, or may not be able to obtain, all necessary surface rights to develop a property. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained a secure claim to individual mining properties may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We have not conducted surveys of all of the claims in which we hold direct or indirect interests. A successful claim contesting our title to a property will cause us to lose our rights to explore and, if warranted, develop that property or undertake or continue production thereon. This could result in our not being compensated for our prior expenditures relating to the property. In addition, our ability to continue to explore and develop the property may be subject to agreements with other third parties including agreements with native corporations and first nations groups, for instance, the lands at the Upper Kobuk Mineral Projects are subject to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”).

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

We are dependent on the services of key executives and other highly skilled and experienced personnel to advance our corporate objectives as well as the identification of new opportunities for growth and funding. Mr. Gowans and Ms. Sanders are currently our only executive officers. It will be necessary for us to recruit additional skilled and experienced executives. Our inability to do so, or the loss of any of these persons or our inability to attract and retain suitable replacements for them, or additional highly skilled employees required for our activities, would have a material adverse effect on our business and financial condition.

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

Electrum Strategic Opportunities Fund L.P. (“Electrum”) is our single largest shareholder, controlling approximately 21% of the outstanding voting securities. Accordingly, Electrum will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless significant participation of other shareholders takes place in such shareholder meetings, Electrum may be able to approve such matters itself. The concentration of ownership of the shares by Electrum may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for securities. If Electrum sells a substantial number of shares in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

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

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the years ending November 30, 2015, 2016 and 2017 but we believe we were a PFIC for the years ending November 30, 2018 and 2019 and may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. Holder’s (as defined below under Certain U.S. Federal Income Tax Considerations – U.S. Holders”) holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “QEF Election” or a “Mark-to-Market Election” (each as defined below under “Certain U.S. Federal Income Tax Considerations – Default PFIC Rules under Section 1291 of the Code”). A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein. This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following descriptions summarize selected information about our Upper Kobuk Mineral Projects, which are located in the Ambler mining district of Alaska and include the Arctic Project and the Bornite Project. All of the UKMP Projects are without known reserves, as defined under SEC Industry Guide 7, and all proposed programs for the properties are exploratory in nature. Please also see “Management’s Discussion and Analysis—Project Activities” for more information on the development and nature of our interest in the Upper Kobuk Mineral Projects.

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

NovaGold acquired the Arctic Project from Kennecott Exploration Company and Kennecott Arctic Company (collectively, “Kennecott”) in 2004. In 2012, NovaGold transferred all copper projects to NovaCopper Inc. NovaCopper Inc. subsequently underwent a name change to Trilogy Metals Inc. in 2016. The Arctic Project comprises approximately 75,192 ha of State of Alaska mining claims and U.S. Federal patented mining claims in the Kotzebue Recording District. As of February 10, 2020 the Arctic Project land tenure consists of 1,869 contiguous claims, including 905 40-acre State claims, 946 160-acre State claims, and 18 Federal patented claims comprising 272 acres (110 ha) held in the name of NovaCopper US Inc., a wholly owned subsidiary of Trilogy.

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

NANA controls lands granted under the Alaska Native Claims Settlement Act (ANCSA) to the south of the Arctic Project boundary. Trilogy and NANA have entered into the NANA Agreement that consolidates Trilogy’s and NANA’s land holdings into an approximately 172,675 ha land package and provides a framework for the exploration and development of the area. The NANA Agreement has a term of 20 years, with an option in favour of Trilogy to extend the term for an additional 10 years. If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, Trilogy decides to proceed with construction of a mine on the lands subject to the NANA Agreement, NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by Trilogy from such project. In the event that NANA elects to exercise its back-in-right, the parties will, as soon as reasonably practicable, form a joint venture with NANA electing to participate between 16% to 25%, and Trilogy owning the balance of the interest in the joint venture. If Trilogy decides to proceed with construction of a mine on its own lands subject to the NANA Agreement, NANA will enter into a surface use agreement with Trilogy which will afford Trilogy access to the Arctic Project along routes approved by NANA. In consideration for the grant of such surface use rights, Trilogy will grant NANA a 1% net smelter royalty on production and provide an annual payment on a per acre basis.

Trilogy has entered into the South32 Option Agreement whereby South32 had the right to form a 50/50 Joint Venture with respect to the Trilogy’s Alaskan assets including the Arctic Project. In December 2019, South32 exercised its option under the South32 Option Agreement and the completion of the Joint Venture occurred in February 2020. See “Significant Developments in 2019”. At such time, Trilogy transferred its Alaskan assets, including the Arctic Project, and South32 contributed a subscription price payment of $145 million, to a newly formed Joint Venture.

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

Drilling and Sampling

Drilling at the Arctic deposit and within the Ambler mining district has been ongoing since its initial discovery in 1967. Approximately 60,259 m of drilling has been completed within the Ambler mining district, including 41,745 m of drilling in 184 drill holes at the Arctic deposit or on potential extensions in 28 campaigns spanning 53 years. Drill programs were completed by Kennecott and its subsidiaries, Anaconda, and Trilogy and its predecessor companies.

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

Mineral Resource Estimate

The mineral resource estimate has been prepared by SIM Geological Inc. and BD Resource Consulting, Inc.

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

Table 1: Mineral Resource Estimate for Arctic Deposit

		Average Grade:					Contained metal:
Class	M tonnes	Cu %	Pb%	Zn%	Au g/t	Ag g/t	Cu Mlbs	Pb Mlbs	Zn Mlbs	Au koz	Ag Moz
Indicated	36.0	3.07	0.73	4.23	0.63	47.6	2441	581	3356	728	55
Inferred	3.5	1.71	0.60	2.72	0.36	28.7	131	47	210	40	3

Notes:

(1)	Resources stated as contained within a pit shell developed using metal prices of US$3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and G&A. The average pit slope is 43 degrees.

(2)	The base case cut-off grade is 0.5% copper equivalent. CuEq = (Cu%x0.92)+(Zn%x0.290)+(Pb%x0.231)+(Augptx0.398)+(Aggptx0.005).

(3)	The Mineral Resource Estimate is reported on a 100% basis without adjustments for metallurgical recoveries. Following the formation of the Joint Venture, Trilogy and South32 each own 50% of the Arctic Project.

(4)	The Mineral Resource Estimate is inclusive of Mineral Reserves. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.

(5)	Inferred resources have a great amount of uncertainty as to whether they can be mined legally or economically. It is reasonably expected that a majority of Inferred resources will be converted to Indicated resources with additional exploration.

(6)	Effective date of the Mineral Resource Estimate is April 25, 2017.

(7)	See “Cautionary Note to United States Investors”.

Mining Reserves and Mining Methods

The Arctic Project is designed as a conventional truck-shovel operation assuming 131 t trucks for waste and 91 t trucks for ore, as well as 17 m3 and 12 m3shovels for waste and ore respectively. The pit design includes three nested phases to balance stripping requirements while satisfying the concentrator requirements.

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

The Mineral Reserve estimates are shown in Table 1-2.

Table 2: Mineral Reserve Estimate for the Arctic Deposit

	Tonnage	Grades
Class	t x 1000	Cu (%)	Zn (%)	Pb (%)	Au (g/t)	Ag (g/t)
Proven Mineral Reserves	-	-	-	-	-	-
Probable Mineral Reserves	43,038	2.32	3.24	0.57	0.49	36.0
Proven & Probable Mineral Reserves	43,038	2.32	3.24	0.57	0.49	36.0

Waste within Designed Pit	296,444
Total Tonnage within Designed Pit	339,482

Notes:

(1)	Mineral Reserves are estimated assuming open pit mining methods and include a combination of planned and contact dilution.

(2)	Mineral Reserves are based on prices of $2.90/lb Cu, $0.90/lb Pb, $1.10/lb Zn, $1250/oz Au and $18/oz Ag.

Fixed process recoveries of 90.0% Cu, 89.9% Pb, 91.7% Zn, 61.1% Au and 49.7% Ag
(3)	Mining costs: $3.00/t incremented at $0.02/t/15 m and $0.015/t/1.5 m below and above 710 m elevation respectively.

(4)	Processing costs: $36.55/t. Include process cost: $19.86/t, G&A: $8.92/t, sustaining capital: $4.11/t closure cost: $1.00/t, and road toll: $2.66/t.

(5)	Treatment costs of $70/t Cu concentrate, $180/t Pb concentrate and $300/t Zn concentrate. Refining costs of $0.07/lb Cu, $10/oz Au, $0.60/oz Ag. Transport cost of $149.96/t concentrate.

(6)	Fixed royalty percentage of 1%.

(7)	The Qualified Person for the Mineral Reserves is an employee of Amec Foster Wheeler, who visited the project site in July 25, 2017 as part of the data verification process.

(8)	The effective date of mineral reserves estimate is October 10, 2017.

(9)	Mineral Reserves are reported on a 100% basis. Following the formation of the Joint Venture, Trilogy and South32 each own 50% of the Arctic Project.

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

A large waste rock dump (“WRD”) will be developed north of the Arctic pit in the upper part of the Arctic Valley. The waste rock storage facility will be designed to store both waste rock and tailings in adjacent footprints. The total volume of waste rock is expected to be 145.6 Mm3 (296 Mt), however there is potential for expanded volume in the waste if placement density is less than 2.0 t/m3. The dump will have a final height of 245 m to an elevation of 890 masl and is planned to be constructed in 20 m lifts with intermediary bench widths at 23.5 m on average at the dump face, to achieve an overall slope of 2.7H:1V. Most of the waste rock is anticipated to be potentially acid-generating (“PAG”) and there will be no separation of waste based on acid generation potential. Rather, seepage from the WRD will be collected and treated.

There will also be two small overburden stockpiles to store the stripped topsoil and overburden from the TMF footprint. The topsoil stockpile will be placed in between the haul roads and will store up to 225,000 m3of material while the overburden stockpile will be located below the lower haul road between the pit and the mill site with storage capacity up to 650,000 m3.

The tailings management facility (“TMF”) will be located at the headwaters of the Sub-Arctic Creek, in the upper-most portion of the creek valley. The 58.6 ha footprint of the TMF will be fully lined with an impermeable liner (“HDPE”). Tailings containment will be provided by an engineered dam that will be buttressed by the WRD constructed immediately downstream of the TMF and the natural topography on the valley sides. A starter dam will be constructed to elevation 830 m. Three subsequent raises will bring the final dam crest elevation to 890 m, which is the same as the final elevation of the waste rock dump. The TMF is designed to store approximately 27.3 Mm3 (38.7 Mt) of tailings plus 3.0 Mm3 of water produced over the 12 year mine life as well as the PMF and still provide 2m of freeboard.

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

Market Studies

Trilogy provided Ausenco with the metal price projections for use in the Pre-Feasibility Study on which the Technical Report is based. Trilogy established the pricing using a combination of two year trailing actual metal prices, and market research and bank analyst forward price projections.

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

Permitting Considerations

Trilogy performs mineral exploration at the Arctic deposit under State of Alaska and Northwest Arctic Borough (“NWAB”) permits. Trilogy is presently operating under a State of Alaska Miscellaneous Land Use Permit (“APMA permit”) that expires at the end of 2022.

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

Capital Costs

The capital cost estimate uses U.S. dollars as the base currency. The total estimated initial capital cost for the design, construction, installation and commissioning of the Arctic Project is estimated to be $779.6 million. A summary of the estimated capital cost is shown in Table 1-3.

Table 3: Initial Capital Costs

Cost Type	Description	US$M
Direct	Mine	281.1
	Crushing	18.3
	Process	113.8
	Tailings	30.3
	On-Site Infrastructure	84.5
	Off-Site Infrastructure	15.6
	Direct Subtotal	543.8
Indirect	Indirects	121.9
	Contingency	92.0
	Owners Costs	21.9
	Indirect Total	235.8
Project Total		779.6

The total sustaining capital cost estimate is $65.9 million for the 12 year LOM which includes equipment, tailings and other items. Closure costs were estimated to be $65.3 million. These costs are summarized in Table 1-4.

Table 4: Sustaining Capital and Closure Costs

Sustaining Capital (US$M)
G&A	0.9
Tailings	19.9
Mining	45.1
Total Sustaining Capital	65.9
Closure Cost (US$M)
Closure Costs	65.3

Operating Costs

The operating cost estimates use U.S. dollars as the base currency. An average operating cost was estimated for the Arctic Project based on the proposed mining schedule. These costs included, mining, processing, G&A, surface services, and road toll costs. The average LOM operating cost for the Arctic Project is estimated to be $46.81/ t milled. The breakdown of costs in Table 1-5 is estimated based on the average LOM mill feed rate.

Table 5: Sustaining Capital and Closure Costs

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

The financial analysis excludes consideration of the South32 Option Agreement, whereby South32 had the right to form a 50/50 Joint Venture with Trilogy over Trilogy’s Alaskan interests, including the Arctic Project, which South32 exercised in December 2019. See “Significant Developments in 2019”.

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

At the time of the formation of the 50/50 joint venture with South32, Trilogy transferred its Alaskan assets, including the Bornite project, to the newly formed joint venture. See “Significant Developments in 2019”.

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

2018 Trilogy Exploration

The 2018 field program comprised of 12 drill holes totaling approximately 10,123 meters (33,212 feet) of exploration drilling through a combination of infill and expansion drill holes in and around the known deposit. The original drilling campaign was budgeted to be 8,000 meters utilizing 3 drill rigs and was subsequently expanded to 10,000 meters with the addition of 2 more drill rigs. The 2018 program followed up on drilling completed during the 2017 exploration program, which was one of the larger programs in the history of drilling at the Bornite Project. The objective of the 2018 drill campaign was to infill and expand the currently defined open pit and underground mineral resources.

Bornite Project – Drilling

A total of 214 surface core holes and 51 underground core holes, totaling 104,587 meters have been drilled targeting the Bornite deposit during 23 different annual campaigns dating from 1957 through 2019. All the drill campaigns, except for the 2011 NovaGold campaign and the 2012, 2013, 2017 to 2019 Trilogy campaigns were completed by Kennecott or their exploration subsidiary BCMC. All drill holes except RC13-230 and RC13-232 which have been reserved for metallurgical studies and the 2017 to 2019 drill holes were utilized in the estimation of the current resource.  The 2017 through 2018 drill holes were used for a resource estimation in early 2019 that was not materially different for the current resource and was not disclosed.

The 2018 drill program consisted of 12 drill holes totaling 10,123 meters (33,212 feet) of exploration drilling through a combination of infill and expansion drill holes in and around the known deposit.  The original drilling campaign was budgeted at 8,000 meters utilizing 3 drill rigs and was subsequently expanded to 10,000 meters with the addition of 2 more drill rigs. The 2018 program followed up on drilling completed during the 2017 exploration program, which was one of the larger programs in the history of drilling at the Bornite Project.  The objective of the 2018 drill campaign was to infill and expand the currently defined open pit and underground mineral resources.

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

In 2013, 33 historic drill holes in the Ruby Creek area, and in 2014, 37 historic drill holes in the Ruby Creek Area were re-logged, re-sampled and re-assayed as these holes had previously only been selectively sampled by Kennecott. Entire holes were re-logged utilizing Trilogy protocols discussed above. Samples were submitted either as half-core, where previously sampled, or whole core where un-sampled (this was done to ensure that a sufficient volume of material was provided for analysis). Sample intervals were matched to historic intervals whenever possible or selected to reflect Trilogy sampling procedures described above. The objectives of the re-assay/re-logging program were threefold: 1) to implement a QA/QC program on intervals previously sampled by Kennecott in order to confirm the validity of their results; 2) to identify additional lower grade (0.2-0.5% copper), which was not previously sampled; and 3) to provide additional multi-element ICP data to assist in the geologic interpretation of the deposit.

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

Bornite Project - Mineral Resource Estimates

The mineral resource estimate has been prepared by BD Resource Consulting, and SIM Geological Inc. We have filed several previous NI 43-101 Technical Reports on the Bornite Project dated March 18, 2014, February 5, 2013, July 18, 2012 and April 19, 2016. The effective date of this resource is June 5, 2018.

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

Indicated Mineral Resources includes blocks in the model that are potentially amenable to open pit extraction methods and are delineated by drilling with holes spaced at a maximum distance of 75 meters and exhibit a relatively high degree of confidence in the grade and continuity of mineralization. Resources in the Inferred category require a minimum of one drill hole within a maximum distance of 100 m and exhibit reasonable confidence in the grade and continuity of mineralization.

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

Bornite Project - Mineral Resource Statement

Mineral Resources are classified in accordance with the CIM Definition Standards for Mineral Resources and Mineral Reserves (May 2014).

Table 6: Indicated Resource Estimate for the Bornite Project

See “Cautionary Note to United States Investors”. This section uses the term “indicated resources”. We advise United States investors that these terms are not recognized by the SEC. United States investors are cautioned not to assume that estimates of indicated mineral resources are economically minable or will be upgraded into measured mineral resources. See “Risk Factors” and “Cautionary Note to United States Investors”.

Estimate of Copper Mineral Resources – Indicated

Type	Cut-off (Cu %)	M tonnes	Grade (Cu %)	Contained Metal (Mlbs Cu)
Indicated
In-Pit(2)	0.5	40.5	1.02	913

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. Mineral resources that are not mineral reserves do not have demonstrated economic viability. See “Risk Factors” and “Cautionary Note to United States Investors.”

2.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.

3.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

4.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.

5.	All amounts are stated in U.S. dollars unless otherwise noted.

6.	Mineral resources are reported on a 100% basis. Following the formation of the Joint Venture, Trilogy and South32 each own 50% of the Bornite Project.

Table 7: Inferred Resource Estimate for the Bornite Project

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

Estimate of Copper Mineral Resources – Inferred

Type	Cut-off (Cu %)	M tonnes	Grade (Cu %)	Contained Metal (Mlbs Cu)
Inferred
In-Pit (2)	0.5	84.1	0.95	1,768
Below-Pit (3)	1.5	57.8	2.89	3,683
Total Inferred		141.9	1.74	5,450

Notes:	1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. See “Risk Factors” and “Cautionary Note to United States Investors.”

2.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.

3.	Mineral resources at a 1.5% cut-off are considered as potentially economically viable in an underground mining scenario based on an assumed projected copper price of $3.00/lb, underground mining costs of $65.00 per tonne, milling costs of $11.00 per tonne, G&A of $5.00 per tonne, and an average metallurgical recovery of 87%.

4.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.

5.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.

6.	All amounts are stated in U.S. dollars unless otherwise noted.

7.	Mineral resources are reported on a 100% basis. Following the formation of the Joint Venture, Trilogy and South32 each own 50% of the Bornite Project.

Estimate of Cobalt Mineral Resources – Inferred

Class	Type	Cut-off (Cu %)	Tonnes (million)	Average Grade Co (%)	Contained Metal Co (Mlbs)
Inferred	In-Pit(1)	0.5	124.6	0.017	45
Inferred	Below-Pit	1.5	57.8	0.025	32
Inferred	Total		182.4	0.019	77

1.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.

2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.

3.	It is reasonably expected that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with additional exploration.

4.	Due to limited sample data, none of the cobalt resource meets the confidence for Indicated class resources. All cobalt resources are considered in the Inferred category.

5.	Mineral resources are reported on a 100% basis. Following the formation of the Joint Venture, Trilogy and South32 each own 50% of the Bornite Project.

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

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank. We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2019.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the TSX and the NYSE American under the symbol “TMQ”. As of February 12, 2020, there were 1,469 registered holders of our Common Shares.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During fiscal year 2019, neither Trilogy nor any affiliate of Trilogy repurchased Trilogy Common Shares.

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

Foreign Tax Credit

Subject to the PFIC rules discussed below, a U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on Common Shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax. Generally, a credit will reduce a U.S. Holder’s U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder’s income that is subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year. The foreign tax credit rules are complex and involve the application of rules that depend on a U.S. Holder’s particular circumstances. Accordingly, each U.S. Holder should consult its own U.S. tax advisors regarding the foreign tax credit rules.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2015, 2016 and 2017. The Company believes it was a PFIC for the tax years ended November 30, 2018 and 2019 and may be a PFIC in future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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

Information Reporting, Backup Withholding Tax

Certain U.S. Holders are required to report information relating to an interest in Common Shares subject to certain exceptions (including an exception for Common Shares held in accounts maintained by certain financial institutions), by attaching a completed IRS Form 8938, Statement of Specified Foreign Financial Assets, with their tax return for each year in which they hold an interest in Common Shares. U.S. Holders should consult their own tax advisors regarding information reporting requirements relating to their ownership of Common Shares.

Payments made within the United States, or by a U.S. payor or U.S. middleman, of dividends on Common Shares, and proceeds arising from certain sales or other taxable dispositions of Common Shares, may be subject to information reporting and backup withholding tax, at the rate of 24%, if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. social security or other taxpayer identification number (generally on Form W-9); (b) furnishes an incorrect U.S. taxpayer identification number; (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax; or (d) fails under certain circumstances to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, U.S. Holders that are corporations generally are excluded from these information reporting and backup withholding tax rules. Backup withholding is not an additional tax. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder timely furnishes the required information to the IRS. U.S. Holders should consult their own tax advisors regarding the information reporting and backup withholding tax rules.

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

	Year ended November 30
	2019 $	2018 $	2017 $	2016 $	2015 $
Results of operations
Loss and comprehensive loss for the period	27,905	21,849	21,104	4,862	9,532
Basic and diluted loss per share	0.21	0.18	0.20	0.05	0.12

Financial position
Working capital	17,803	21,976	4,851	15,056	16,134
Total assets	51,617	54,659	40,279	46,747	51,181
Total long-term liabilities	31,000	20,800	10,365	-	-
Shareholders’ equity	18,263	32,202	25,665	46,154	50,430

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Fourth Quarter and Year Ended November 30, 2019

(expressed in US dollars)

Trilogy Metals Inc.

Management’s Discussion and Analysis

(expressed in US dollars)

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “the Company”, “us” or “we”) is dated February 12, 2020 and provides an analysis of our audited financial results for the year ended November 30, 2019 compared to the years ended November 30, 2018 and November 30, 2017.

The following information should be read in conjunction with our November 30, 2019 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Description of business

We are a base metals exploration company focused on exploring and developing our mineral holdings in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly-owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”), consist of: i) the 100% owned Ambler lands which host the Arctic copper-zinc-lead-gold-silver Project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper Project (the “Bornite Project”). Subsequent to November 30, 2019, the Company’s Upper Kobuk Mineral Projects were transferred to the Joint Venture (as defined below), a newly incorporated limited liability company incorporated under the laws of Delaware. Each of Trilogy and South32 hold a 50% interest in the Joint Venture.

Property review

Our principal assets, the UKMP Projects, are located in the Ambler mining district in Northwest Alaska. Our UKMP Projects comprise approximately 426,690 acres (172,675 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized occurrences within a 100-kilometer-long volcanogenic massive sulfide (“VMS”) belt, are owned by Trilogy Metals US. The Ambler lands are located in Northwestern Alaska and consist of 185,805 acres (75,192 hectares) of Federal patented mining claims and State of Alaska mining claims, within which VMS mineralization has been found.

We have recorded the Ambler lands as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies.

Bornite Project

On October 19, 2011, Trilogy Metals US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease (as amended, the “NANA Agreement”), we acquired, in exchange for, among other things, a $4.0 million cash payment to NANA, the exclusive right to explore the Bornite property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The NANA Agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project. Both projects are included as part of a larger area of interest set forth in the NANA Agreement. The agreement with NANA created a total land package incorporating our Ambler lands with the adjacent Bornite and ANCSA lands with a total area of approximately 426,690 acres (172,675 hectares).

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

Corporate developments

Exercise of Warrants

During the three-month period ended August 31, 2019, all the Company’s outstanding warrants were exercised.  Three of the Company’s largest shareholders exercised 6,521,740 in outstanding warrants. As a result of the warrant exercise, Trilogy Metals issued a total of 6,521,740 common shares of the Company and received cash proceeds of approximately $9.9 million.

Appointment of Interim CEO

In a press release dated September 5, 2019, the Company announced the resignation of Rick Van Nieuwenhuyse as CEO, President and director of Trilogy Metals and the appointment of James Gowans as President and CEO on an interim basis. Mr. Van Nieuwenhuyse remained as a consultant to the Company until February 29, 2020 and assisted with transitional matters and with advancing the Company’s interests in Alaska. Mr. Gowans is a director of the Company and was President and CEO of Arizona Mining Inc. from 2016 to 2018 when Arizona Mining was purchased by South32 Limited. Previously he was a Senior Advisor to the Chairman, Co-President and EVP and COO at Barrick Gold Corporation from 2014 to 2015. Mr. Gowans has extensive experience in Alaska. He completed the feasibility study for the Red Dog Mine, oversaw the design and construction of that mine and then operated Red Dog for three years after commissioning.

South32 Option Exercise

In a press release dated December 19, 2019, the Company announced that South32 USA Exploration Inc. (‘South32”) had exercised its option under the Option Agreement (as defined below), in advance of the January 31, 2020 deadline, to acquire a 50% interest in a joint venture limited liability company (“LLC”) that will own the Upper Kobuk Mineral Projects (“UKMP”). The formation of the joint venture occurred on February 11, 2020, whereby the Company contributed all of its assets associated with the UKMP and South32 contributed the Subscription Price of $145 million, resulting in each party owning a 50% interest in the LLC.

Project activities

South32 Option Agreement

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to form a Joint venture with South32 Group Operations Pty Ltd., a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 on the UKMP (“Option Agreement”). Under the terms of the Option Agreement, as amended, Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. On formation of the joint venture, Trilogy Metals US will transfer its Alaskan assets, including the UKMP, and South32 will contribute the Subscription Price (as defined below).

To maintain the option in good standing, South32 was required to fund a minimum of $10 million per year for up to a three-year period, which funds were to execute a mutually agreed upon program at the UKMP. The funds provided by South32 could only be expended in accordance with an approved program by a technical committee with equal representation from Trilogy and South32. South32 could exercise its option at any time over the three-year period to enter into the 50/50 joint venture. To subscribe for 50% of the JV, South32 must contribute $150 million, plus (i) any amounts Trilogy spends on matched parallel funding to a maximum of $16 million over the three year period and (ii) $5 million if the option is exercised between April 1, 2018 and March 31, 2019 or $10 million if the option is exercised between April 1, 2019 and the expiration date of the option, less the amount of the initial funding contributed by South32 (the “Subscription Price”). On December 19, 2019, South32 elected to exercise the option to form the JV LLC.

Option Funding Phase

Provided that all the exploration data and information had been made available to South32 by no later than December 31 of each year, South32 had to decide by the end of January of the following year whether; (i) to fund a further tranche of a minimum of $10 million, or (ii) to withdraw and not provide any further annual funding.

The option payment for the first year was paid by South32 in April 2017 and expended on the Year 1 exploration program at the Bornite Project. Early in December 2017, South32 committed to fund the $10 million 2018 program for the Bornite Project. The funds, which represent the second tranche, maintained the Option Agreement in good standing, and were fully received on January 24, 2018. An additional $0.80 million was received during the year ended November 30, 2018 from South32 as an advance on the year three funding.

On January 31, 2019, we announced the 2019 program and budgets with South32 committing to fund the $9.2 million budget for the Bornite Project. The funds, which represent the third and final tranche, maintained the Option Agreement in good standing, and were fully received during the quarter ended February 28, 2019.

Subscription Funding Phase

South32 has now elected to subscribe for a 50% interest in a newly formed LLC which will take transfer of, and hold, Trilogy Metals US’ Alaskan assets. As part of the Subscription Price, South32 will contribute the subscription price of $145 million.

Trilogy currently estimates that the Subscription Price would fund the UKMP through feasibility and the permitting of the first mine to be developed in the Ambler mining district. Once the full amount of the Subscription Price payment of $145 million is expended, the parties will contribute funding pro rata, as contemplated by the operating agreement which will govern the LLC (the “LLC Agreement”). The LLC Agreement anticipates a President, Vice President Finance and Vice President Operations to be appointed by the LLC’s Board, which will have equal representation from Trilogy and South32.

As the initial option payments were credited against the future subscription price upon exercise, we have accounted for the payment received as deferred consideration. In the first quarter of fiscal 2020, when the option was exercised, the initial payments received to that date will be recognized as part of the consideration received for our contribution of the Alaska assets, including the UKMP, into the LLC.

Bornite Project

In partnership with South32 we completed a 2019 exploration program directed by the joint Trilogy-South32 Technical Committee at the Bornite Project with a total budget of $9.2 million, fully funded by South32. Exploration activities commenced at the beginning of June 2019. The primary objective for the 2019 Bornite drill program was to extend the known deposit by drilling approximately 8,000 meters with 12 holes, including both infill and expansion drilling.

A total of 7,610 meters (10 holes) of exploration drilling was achieved at the Bornite Project through a combination of infill and expansion drill holes in and around the known deposit. On September 10, 2019, the Company announced initial assay results from the first four drill holes, RC19-0257, RC19-0258, RC19-0259 and RC19-0261, from the Bornite Project with results consistent with what the Company has released in the past. Subsequently, on October 28, 2019, the Company announced assay results for the remaining six drill holes. RC19-0260, RC19-0264, RC19-0265 all showed significant mineralization. Assay results for the remaining three holes, RC19-0262, RC19-0263 and RC19-0266 did not encounter any significant mineralization.

Our actual costs at the Bornite Project were consistent with the budget of $9.2 million. In fiscal 2019, we expended $9.2 million on the Bornite Project, consisting of $4.1 million in drilling and geochemistry, $4.6 million in project support expenses, $0.2 million in engineering studies, $0.2 million in geophysical programs and $0.1 million in environmental studies.

Arctic Project

Work at the Arctic deposit commenced in late June 2019 with a view of completing feasibility level geotechnical and hydrology work. The main goal of this year’s work program was to complete engineering and environmental studies to prepare a National Instrument 43-101 compliant feasibility study which results are anticipated to be released in the first half of 2020. Specifically, the Company continued with its hydrological and geotechnical work at the site along with water management, tailings facility and waste rock containment analysis and design. Additional metallurgical test work to verify ore hardness and grinding characteristics was performed during the field season. Work is also being done to prepare the Arctic Project for permitting, which we expect to commence after the completion of the feasibility study. The permitting preparation work being carried out will support Federal, State and Borough permitting requirements.

The year’s program drilled ten holes comprising 2,422 meters of geotechnical and hydrological drilling completed during the 2019 summer field season. Eight holes were sampled and sent off for assay analysis. Hole AR19-165 was lost due to technical drilling issues and hole AR19-0168 did not intersect base metal mineralization. In a press release dated January 16, 2020, the Company announced assay results for drill holes AR19-0164, AR19-165A, AR19-166, AR19-167, AR19-169 to AR19-172.

The Company continues to progress our Arctic feasibility study which is being prepared by Ausenco Engineering Canada Inc. and John Wood Group PLC based on drill results and studies completed prior to formation of the LLC. The Company expects to release the Arctic feasibility study by the end of first half of 2020.

Our actual costs were above our budget of $7 million mostly due to additional engineering costs surrounding feasibility infrastructure and project support costs. In fiscal 2019, we expended $8.6 million on the Arctic Project, consisting of $2.1 million in engineering expenses, $1.5 million in drilling, geochemistry and geophysical programs, $3.2 million in project support expenses, $0.7 million in land maintenance and permit expenses, $0.6 million in community engagement and $0.5 million in environmental studies.

Regional Exploration

During fiscal 2019, a $2.0 million exploration budget was approved for regional exploration, focusing on identifying and testing new drill targets within the Ambler VMS Belt. The Company and South32 agreed to equally fund the $2 million 2019 program.

District-wide Versatile Time Domain Electromagnetic (“VTEM”) and Z – Axis Tipper Electromagnetic (“ZTEM”) helicopter airborne geophysical surveys were completed this spring along the entire 100-kilometer long belt of the favorable stratigraphy hosting known polymetallic VMS deposits, as well as the areas around the Bornite deposit and the surrounding Cosmos Hills area. The surveys were flown by Geotech Ltd. and the data was re-processed by Resource Potential PTY Ltd. The new VTEM and ZTEM surveys have been integrated into our dataset of historical drilling accumulated over a 40-year period of exploration, all of which have been geo-referenced into an integrated GIS database.

The exploration drilling completed during the field season targeted the Sunshine prospect, which is approximately eight miles (13 kilometers) from the Arctic Project. In a press release dated September 10, 2019, the Company announced assay results for one drill hole (SC19-019) from the Sunshine prospect comprising 161 meters of the 1,357 meter, six-hole drill 2019 campaign at this prospect. In a press release dated November 7, 2019, the Company announced assay results for the remaining five drill holes, SC19-018, SC19-020 to SC19-023.

As a result of the data analysis from the geophysics surveys, in October 2019, we staked an additional 465 (443 160-acre claims and 22 40-acre claims) Alaska state mining claims adjacent to our existing mining claim block to bring the total mining claims on state land to approximately 75,082 hectares (185,533 acres), an increase of 66%. The total land package, including the Bornite Lands, is now approximately 172,675 hectares (426,690 acres). These lands will form part of the assets to be contributed by the Company to the LLC.

Our actual costs were consistent with our budget of $2 million. In fiscal 2019, we expended $1.9 million on regional exploration, consisting $1.1 million in drilling at the Sunshine Prospect, geochemistry and geophysical programs, and $0.8 million in project support expenses.

Ambler Mining District Industrial Access Project (“AMDIAP”)

On October 29, 2019 the comment period closed for the AMDIAP Draft Environmental Impact Statement (“EIS”). The Bureau of Land Management (“BLM”), which is the lead agency, is now incorporating the comments into the final EIS. The BLM is expected to provide an update on the timing of the completion of the final EIS soon.

Outlook

On February 11, 2020, Trilogy announced the completion of the 50/50 joint venture with South32 (the “Joint Venture”). Trilogy contributed all of its assets associated with the 172,675-hectare UKMP, including the Arctic and Bornite projects, while South32 contributed a Subscription Price of US$145 million, resulting in each party owning a 50% interest in Ambler Metals LLC (“Ambler Metals”), the name of the LLC. The funds will be used to advance the Arctic and Bornite projects, along with exploration in the Ambler mining district.

Many of Trilogy’s employees will be focused on working on the UKMP this year through a services agreement with Ambler Metals. We expect to recover costs for our US-based employees from Ambler Metals from February onward and we also expect that the majority of our US-based employees will transition to being employees of Ambler Metals before the end of the year. With Ambler Metals being well funded, with access to $145 million, Trilogy does not expect to fund programs and budgets to advance the UKMP until the Subscription Price funds are spent by the LLC. Therefore, we anticipate that our current cash resources will be sufficient to fund our current level of corporate expenditures for three or more years. With the Company completing the joint venture and engaging in an executive search for a new CEO, we anticipate that our professional fees will be approximately $400,000 higher due to this increased level of corporate activity.

We are also working on the accounting for our investment in the Joint Venture. With the completion of the Joint Venture, we now hold a 50% interest in the UKMP which we expect to record our interest as an equity investment, which results in our share of Ambler Metals’ expenses being recorded in the income statement as an operating loss. We will provide additional information on the 2020 program and budget when it is finalized.

Summary of results

in thousands of dollars,

except for per share amounts

Selected expenses	Year ended November 30, 2019 $	Year ended November 30, 2018 $	Year ended November 30, 2017 $
General and administrative	1,838	1,532	1,385
Mineral properties expense	19,211	16,490	15,100
Professional fees	1,382	453	708
Salaries	1,314	1,467	975
Salaries – stock-based compensation	3,845	1,441	705
Unrealized loss on held for trading investments	-	-	1,645
Loss on sale of investments	-	272	580
Loss and comprehensive loss for the year	27,905	21,849	21,104
Basic and diluted loss per common share	$0.21	$0.18	$0.20

For the year ended November 30, 2019, we reported a net loss of $27.9 million (or $0.21 basic and diluted loss per common share) compared to a net loss for the corresponding period in 2018 of $21.8 million (or $0.18 basic and diluted loss per common share) and a net loss of $21.1million for the corresponding period in 2017 (or $0.20 basic and diluted loss per common share). The 2019 movement in net loss was primarily due to the increased size and magnitude of the field programs undertaken at our mineral properties. Adding to this variance in 2019 were incremental increases in general and administrative expenses, professional fees and stock-based compensation offset by a slight decrease in salaries. Additionally, there were losses recognized on both the sale of investments as well as investments designated as held for trading in both respective prior years that did not exist in the fiscal 2019 year.

The increase in the net loss pertaining to 2019 relates to the size of the program undertaken at the UKMP. We executed a $18.2 million program at the UKMP in 2019, with $9.2 million on the Bornite Project funded by South32 under the Option Agreement, $2 million on a new regional exploration program funded 50/50 by Trilogy and South 32 and $7 million on the Arctic Project funded entirely by Trilogy. The 2019 field program consisted of 7,610 meters of exploration drilling at the Bornite Project. At the Arctic Project, we completed 10 holes for 2,422 meters of geotechnical drilling. The regional program included a VTEM and ZTEM helicopter airborne geophysical survey and 1,357 meters of exploration diamond drilling program completed at the Sunshine prospect for which there are no prior year comparatives.

The slight increase in the net loss pertaining to 2018 relative to 2017 relates to the size of the program undertaken at the UKMP in 2018. We executed a $16.5 million program at the UKMP in 2018, with $10.8 million on the Bornite Project funded by South32 under the Option Agreement. The 2018 field program consisted of 10,123 meters of exploration drilling at the Bornite Project. At the Arctic Project, 593 meters of geotechnical drilling and 40 test pits were completed to provide additional geotechnical and hydrologic information for the waste rock dump, tailings management facility and surface infrastructure in the area.

Comparably, the significant increase in the net loss pertaining to 2017 relates to the size of the program undertaken at the UKMP in 2017. We executed a $15.1 million program at the UKMP in 2017, with $10.0 million on the Bornite Project funded by South32 under the Option Agreement. The 2017 field program consisted of 8,437 meters of exploration drilling at the Bornite Project, 274 meters of geotechnical drilling and 26 test pits completed to determine site facility locations and mine design at the Arctic Project, and 785 meters of infill drilling to collect material for an ore-sorting study at the Arctic Project. Additionally, significant engineering work was completed on the pre-feasibility study (“PFS”) at the Arctic Project that was completed in Q1 2018.

During the year ended November 30, 2018, the Company sold the remaining 2,365,000 common shares of Gold Mining Inc. (‘GMI”) for proceeds of $2.3 million and realized a loss on sale of $0.3 million. Similarly, during the year ended November 30, 2017, the Company sold 2,525,000 common shares of GMI for proceeds of $3.5 million and realized a loss on sale of $0.6 million. For the year ended November 30, 2017, we recognized an unrealized loss on held for trading investments of $1.6 million on 2,365,000 common shares of GMI and 1,000,000 warrants to purchase a common share of GMI.

Professional fees for the year ended November 30, 2019 were $1.4 million, an increase of $0.9 million from the $0.5 million incurred for the year November 30, 2018, and an increase of $0.7 million from the $0.7 million incurred for the year ended November 30, 2017. The increase in professional fees in 2019 is primarily due to increased legal fees due to filing of the base shelf prospectus and accounting fees for research and implementation of new accounting standards per US GAAP. Professional fees in 2018 decreased from 2017 as the prior year included the arrangement with South32 and preparatory costs associated with the filing of a base shelf prospectus in Canada and the United States.

Other variances for the year ended November 30, 2019 compared to 2018 and 2017 are as follows: (a) $1.8 million in general and administrative expenses in 2019 compared to $1.5 million in 2018 and $1.4 million in 2017 primarily due to increased stock exchange fees driven by the Company’s increased market capitalization and regulatory fees related to the filing of the base shelf prospectus. The slight increase in 2018 compared to 2017 was primarily due to less favorable foreign exchange movement; (b) $1.3 million in salaries in 2019 compared to $1.5 million in 2018 and $1 million in 2017 due to changes in staffing levels at the corporate office; and (c) $3.8 million in stock based compensation in 2019 compared to $1.4 million in 2018 and $0.7 million in 2017 due to the fair value of grants valued using the Black-Scholes model, which is most sensitive to the Company’s increased share price and future expected volatility.

The comparable basic and diluted loss per common share for 2019 of $0.21 is higher than 2018 due to the higher net loss for the year offset by the dilutive effect of an increased weighted average number of shares outstanding at November 30, 2019, primarily driven by the exercise of warrants during 2019 versus the prior year. The basic and diluted loss per common share for 2018 of $0.18 is lower than 2017 primarily due to the dilutive effect of a significantly increased weighted average number of shares outstanding at November 30, 2018 from the issuance of shares related to the Bought-deal financing in 2018.

Fourth quarter results

During the fourth quarter of 2019, we had a loss of $6.5 million compared to a loss of $5.3 million in the fourth quarter of 2018. The primary drivers for the difference were $0.7 million higher stock-based compensation, $0.6 million higher professional fees and $0.1 million increase in general and administrative expenses, all offset by $0.2 million in decreased salaries and benefits in the fourth quarter 2019. The $3.8 million of mineral property expenses in the fourth quarter of 2019 is consistent with the fourth quarter of 2018 comparative. The variance in these expenses has historically been primarily driven by the timing of the camp shut down which was the middle of October for both years.

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

in thousands of dollars

	Year ended November 30, 2019 $	Year ended November 30, 2018 $	Year ended November 30, 2017 $
Interest income	500	346	59
Expenses	28,405	21,923	18,930
Loss from continuing operations for the year	27,905	21,849	21,104
Loss and comprehensive loss for the year	27,905	21,849	21,104
Total assets	51,617	54,659	40,279
Total liabilities	33,354	22,457	14,614

Quarterly information

in thousands of dollars,

except per share amounts

	Q4 2019	Q3 2019	Q2 2019	Q1 2019	Q4 2018	Q3 2018	Q2 2018	Q1 2018
	11/30/19 $	08/31/19 $	05/31/19 $	02/28/19 $	11/30/18 $	08/31/18 $	05/31/18 $	02/28/18 $
Interest and other income	91	137	150	122	117	135	77	17
Mineral property expenses	3,819	10,951	2,906	1,535	3,833	9,051	2,475	1,131
Loss for the period	(6,525)	(12,535)	(4,509)	(4,336)	(5,319)	(9,920)	(3,664)	(2,946)
Loss per common share – basic and diluted	(0.05)	(0.09)	(0.04)	(0.03)	(0.04)	(0.08)	(0.03)	(0.03)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the disposition of GMI shares (which were fully disposed in 2018) and financing activities.

Our net loss for the first quarter ended February 28, 2019 of $4.3 million is significantly higher than the comparative first quarter ended February 28, 2018. The $1.4 million increase in net loss is primarily due to higher first quarter 2019 stock-based compensation from the higher fair value amortization of new option grants and higher mineral property expenses incurred due to geochemistry work and environmental studies. Our net loss for the second quarter ended May 31, 2019 of $4.5 million is $0.9 million higher when compared to the comparative second quarter ended May 31, 2018. The difference is primarily due to an increase in mineral properties expenses related to the new regional exploration program commencing in the period with district-wide airborne geophysical surveys completed in the quarter and an increase in stock-based compensation. Similarly, our net loss for the third quarter ended August 31, 2019 of $12.5 million has increased significantly from the comparative loss of $9.9 million for the same quarter in the prior year. The $2.6 million increase is primarily due to an increase in mineral properties expenditures due to the size of the 2019 field program which included the new regional exploration program which did not exist in the comparative period. The loss of $6.5 million for the fourth quarter ended November 30, 2019 is higher when compared to the net loss of $5.3 million incurred in the fourth quarter ended November 30, 2018. As discussed above under the fourth quarter results, the increase is primarily due to the stock-based compensation and the professional fees.

Our net loss for the first quarter ended February 28, 2018 of $2.9 million is consistent with the first quarter results of the comparative period and reflects the seasonality of the mineral property expenses which are mostly incurred during the summer and fall season. Our net loss for the second quarter ended May 31, 2018 of $3.7 million is significantly increased from the comparable period due to an increase in mineral property expenses related specifically to the work performed on the Arctic PFS results of which were released on February 20, 2018 with work related to writing and filing of the technical report performed during the second quarter prior to filing on April 6, 2018. Similarly, our net loss for the third quarter ended August 31, 2018 of $9.9 million has increased from the comparable net loss of $9 million in the third quarter ended August 31, 2017 due to the size of the 2018 field program which resulted in $0.6 million more in mineral properties expense and foreign exchange loss of $0.6 million, offset by $0.3 million lower loss on held for trade investments (disposition of GMI shares) versus the comparable period. The net loss of $5.3 million for the fourth quarter ended November 30, 2018 is significantly lower when compared to the net loss of $6.7 million recognized for the fourth quarter ended November 30, 2017. The decrease in net loss was primarily due to a loss of $0.8 million recognized on the sale and valuation of GMI shares classified as held for trading in the fourth quarter ended November 30, 2017. There was no comparable loss in the fourth quarter 2018 as GMI shares were fully disposed by the third quarter of 2018.

Liquidity and capital resources

At November 30, 2019, we had $19.2 million in cash and cash equivalents. We expended $23.5 million on operating activities during the 2019 fiscal year compared with $22.1 million for operating activities for the same period in 2018, and expenditures of $15.4 million for operating activities for the same period in 2017. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative expenses, salaries and professional fees. The increase in cash spent in the year ended November 30, 2019 is mainly due to increased mineral property expenses of $2.7 million, professional fees of $0.9 million, and general and administrative expenses of $0.3 million offset by $2.4 million in cash saving from changes in net non-cash working capital. As at November 30, 2019, the Company had consolidated cash of $19.2 million and working capital of $18 million. The Company continues to manage its cash expenditures through its working capital and management believes that the working capital available is sufficient to meet its operational requirements for the next three years.

During the year ended November 30, 2019, the Company received proceeds of approximately $9.9 million as a result of an exercise of 6,521,740 warrants and $0.2 million from directors and officers exercise of stock options. Comparatively, during the year ended November 30, 2018, the Company completed a bought-deal financing for gross proceeds of $28.7 million by issuing 24,784,482 common shares at $1.16 per common share. The financing related costs including the bank commissions, legal fees, stocking exchange and other fees totaled $1.8 million for net proceeds of $26.9 million.

During the year ended November 30, 2019, we raised $9.6 million from investing activities. The investing proceeds consist of $10.2 million raised through mineral property funding from South32 offset by outflows of $0.6 million on the purchase of a new septic system. During the year ended November 30, 2018, we raised $12.7 million from investing activities. These investing proceeds consist of $10.4 million of mineral property funding from South32 and $2.3 million proceeds received from the disposition of the remaining investment in GMI shares. During the year ended November 30, 2017, we raised $13.5 million from investing activities of which $10.4 million was mineral property funding from South32 and $3.4 million from the sale of GMI shares offset by outflows of $0.3 million for acquisition of equipment.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at November 30, 2018 are as follows.

in thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	2,354	2,354	-	-	-
Office lease	892	182	388	322	-
Warehouse lease (Alaska)	110	57	53	-	-
	3,356	2,593	441	322	-

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

On October 12, 2018, NovaCopper US Inc. entered into a lease for office and warehouse space effective October 15, 2018 for a period of three years with a total commitment of $175,000.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements. The Company has lease commitments for office and warehouse space with a remaining total commitment of $1 million.

Outstanding share data

At February 12, 2020, we had 140,659,776 common shares issued and outstanding. At February 12, 2020, we had 11,228,933 stock options with a weighted-average exercise price of $1.31, as well as 1,156,674 DSUs and 11,927 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. For additional information on NovaGold DSUs, please refer to note 6 in our November 30, 2019 audited consolidated financial statements. Upon the exercise of all the forgoing convertible securities, the Company would be required to issue an aggregate of 12,387,595 common shares.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2019 is limited to Canadian dollar balances consisting of cash of CDN$127,000, accounts receivable of CDN$56,000 and accounts payable of CDN$1,600,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $107,000.

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

Liquidity risk is the risk that we will encounter difficulties raising funds to meet our financial obligations as they fall due. We are in the exploration stage and do not have cash inflows from operations; therefore, we manage liquidity risk through the management of our capital structure and financial leverage. Future sources of liquidity may arise from equity financing, debt financing, convertible debt, or other means. Our contractually obligated cash flow is disclosed under the section titled “Contractual Obligations.”

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2019, a 1% change in interest rates would result in a change in net loss of $0.2 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our November 30, 2019 audited consolidated financial statements.

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

South32 Option Agreement

The option to form the Joint Venture LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period.

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the US Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2019. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2019.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2019, the Company’s internal control over financial reporting was effective.

Risk factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 13, 2020 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Additional information

Additional information regarding the Company, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable Canadian securities laws. These forward-looking statements may include statements regarding the formation of the joint venture LLC with South32, the timing of an updated feasibility study on the Arctic Project, perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating to anticipated activity with respect to the Ambler Mining District Industrial Access Project (“AMDIAP”), the Company’s plans and expectations relating to the Arctic and Bornite projects (the “Upper Kobuk Mineral Projects”), completion of transactions, market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed and, in the case of mineral reserves, such statements reflect the conclusion based on certain assumptions that the mineral deposit can be economically and legally exploited.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

•	our ability to achieve production at the Upper Kobuk Mineral Projects;

•	the accuracy of our mineral resource and reserve estimates;

•	the results, costs and timing of future exploration drilling and engineering;

•	timing and receipt of approvals, consents and permits under applicable legislation;

•	the adequacy of our financial resources;

•	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties;

•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

•	continued good relationships with South32 (as defined below), local communities and other stakeholders;

•	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;

•	expected trends and specific assumptions regarding metal prices and currency exchange rates; and

•	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

We have also assumed that no significant events will occur outside of our normal course of business. Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. We believe that the assumptions inherent in the forward-looking statements are reasonable as of the date of this Annual Report on Form 10-K. However, forward-looking statements are not guarantees of future performance and, accordingly, undue reliance should not be put on such statements due to the inherent uncertainty therein.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves;

•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;

•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;

•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;

•	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;

•	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;

•	risks related to our dependence on a third party for the development of our projects;

•	none of the Company’s mineral properties are in production or are under development;

•	risks related to future sales or issuances of equity securities decreasing the value of our existing common shares, diluting voting power and reducing future earnings per share;

•	commodity price fluctuations;

•	our history of losses and expectation of future losses;

•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;

•	uncertainty related to inferred mineral resources;

•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;

•	risks related to market events and general economic conditions;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;

•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;

•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

•	uncertainty related to title to our mineral properties;

•	risks related to the acquisition and integration of operations or projects;

•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

•	our need to attract and retain qualified management and technical personnel;

•	risks related to conflicts of interests of some of our directors and officers;

•	risks related to potential future litigation;

•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;

•	risks related to global climate change;

•	risks related to adverse publicity from non-governmental organizations;

•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act;

•	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	uncertainty as to the volatility in the price of the Company’s common shares;

•	the Company’s expectation of not paying cash dividends; and

•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 13, 2020, filed with the Canadian securities regulatory authorities and the SEC, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

For the required supplementary data, please see the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Trilogy Metals Inc.

Consolidated Financial Statements

November 30, 2019, 2018 and 2017

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting is effective as of November 30, 2019.

/s/ James Gowans	/s/ Elaine Sanders

James Gowans	Elaine Sanders
President & Chief Executive Officer	Vice President & Chief Financial Officer

February 12, 2020

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Trilogy Metals Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trilogy Metals Inc. and its subsidiaries (together, the Company) as of November 30, 2019 and 2018, and the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2019, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019 in conformity with accounting principles generally accepted in the United States of America (US GAAP). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Vancouver, Canada

February 12, 2020

We have served as the Company's auditor since 2012.

Trilogy Metals Inc.

Consolidated Balance Sheets

As at November 30, 2019 and 2018

	in thousands of US dollars
	November 30, 2019 $	November 30, 2018 $
Assets
Current assets
Cash and cash equivalents	19,174	22,991
Accounts receivable	264	23
Deposits and prepaid amounts	719	619
	20,157	23,633

Rent deposit	114	114
Plant and equipment (note 3)	715	325
Mineral properties and development costs (note 4)	30,631	30,587
	51,617	54,659
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	2,354	1,657
	2,354	1,657

Mineral properties purchase option (note 4c)	31,000	20,800
	33,354	22,457
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued – 140,427,761 (2018 – 131,585,612)	177,971	164,069
Warrants (note 6(c))	-	2,253
Contributed surplus	122	122
Contributed surplus – options (note 6(a))	21,123	19,076
Contributed surplus – units (note 6(b))	1,759	1,489
Deficit	(182,712)	(154,807)
	18,263	32,202
	51,617	54,659

Commitments and contingencies (note 10)

Subsequent events (note 11)

(See accompanying notes to the consolidated financial statements)

/s/ James Gowans, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

For the Years Ended November 30

	in thousands of US dollars, except share and per share amounts
	2019 $	2018 $	2017 $
Expenses
Amortization	211	160	107
Foreign exchange gain	(19)	(26)	(395)
General and administrative	1,838	1,532	1,385
Investor relations	623	406	345
Mineral properties expense (note 4(d))	19,211	16,490	15,100
Professional fees	1,382	453	708
Salaries	1,314	1,467	975
Salaries – stock-based compensation	3,845	1,441	705
Total expenses	28,405	21,923	18,930
Other items
Loss on held for trading investments	-	272	2,225
Loss on disposal of equipment	-	-	8
Interest and other income	(500)	(346)	(59)
Loss and comprehensive loss for the year	27,905	21,849	21,104
Basic and diluted loss per common share	$0.21	$0.18	$0.20
Weighted average number of common shares outstanding	135,225,349	121,778,727	105,562,769

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended November 30

	in thousands of US dollars, except share amounts
	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – 2016	105,286,469	136,357	2,163	124	18,134	1,140	(111,764)	46,154
Exercise of options	188,856	85	-	-	(85)	-	-	-
Restricted Share Units	209,198	83	-	-	-	(173)	-	(90)
Stock-based compensation	-	-	-	-	353	352	-	705
Loss for the year	-	-	-	-	-	-	(21,104)	(21,104)
Balance – 2017	105,684,523	136,525	2,163	124	18,402	1,319	(132,868)	25,665
Bought-deal financing (note 6)	24,784,482	28,750	90	-	-	-	(90)	28,750
Share issuance costs	-	(1,805)	-	-	-	-	-	(1,805)
Exercise of options	315,148	140	-	-	(140)	-	-	-
Restricted Share Units	800,000	457	-	-	-	(457)	-	-
NovaGold DSU conversion	1,459	2	-	(2)	-	-	-	-
Stock-based compensation	-	-	-	-	814	627	-	1,441
Loss for the year	-	-	-	-	-	-	(21,849)	(21,849)
Balance – 2018	131,585,612	164,069	2,253	122	19,076	1,489	(154,807)	32,202
Exercise of options	1,725,776	1,123	-	-	(915)	-	-	208
Exercise of warrants	6,521,740	12,166	(2,253)	-	-	-	-	9,913
Restricted share units	412,501	424	-	-	-	(424)	-	-
Deferred share units	182,132	189	-	-	-	(189)	-	-
Stock-based compensation	-	-	-	-	2,962	883	-	3,845
Loss for the year	-	-	-	-	-	-	(27,905)	(27,905)
Balance – 2019	140,427,761	177,971	-	122	21,123	1,759	(182,712)	18,263

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

For the Years Ended November 30

	in thousands of US dollars
	2019 $	2018 $	2017 $
Cash flows used in operating activities
Loss for the year	(27,905)	(21,849)	(21,104)
Items not affecting cash
Amortization	211	160	107
Loss on held for trading investments	-	272	2,225
Loss on disposal of equipment	-	-	8
Foreign exchange (gain) loss	1	(53)	(393)
Stock-based compensation	3,845	1,441	705
Net change in non-cash working capital
Decrease (increase) in accounts receivable	(241)	447	(423)
Decrease (increase) in deposits and prepaid amounts	(100)	104	(113)
Increase (decrease) in accounts payable, accrued liabilities and due to related parties	697	(2,592)	3,577
	(23,492)	(22,070)	(15,411)
Cash flows from (used in) financing activities
Proceeds from exercise of options	208	-	-
Proceeds from exercise of warrants (note 6 (c))	9,913	-	-
Proceeds from bought deal financing (note 6)	-	28,750	-
Share issuance costs	-	(1,805)	-
Settlement of Restricted Share Units	-	-	(90)
	10,121	26,945	(90)
Cash flows from (used in) investing activities
Acquisition of plant & equipment	(645)	(7)	(300)
Mineral properties funding (note 4)	10,200	10,435	10,365
Proceeds from the sale of investments, net of fees	-	2,297	3,479
	9,555	12,725	13,544
(Decrease) increase in cash and cash equivalents	(3,816)	17,600	(1,957)
Effect of exchange rate on cash and cash equivalents	(1)	-	8
Cash and cash equivalents – beginning of year	22,991	5,391	7,340
Cash and cash equivalents – end of year	19,174	22,991	5,391

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1	Nature of operations

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

These financial statements were approved by the Company’s Board of Directors for issue on February 12, 2020.

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

Plant and equipment

Plant and equipment are recorded at cost and amortization begins when the asset is put into service. Amortization is calculated on a straight-line basis over the respective assets’ estimated useful lives. Amortization periods by asset class are:

Computer hardware and software	3 years
Machinery and equipment	3 – 10 years
Office furniture and equipment	5 years
Vehicles	3 years
Leasehold Improvements	lease term

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

Financial instruments

Held-for-trading financial assets and liabilities are recorded at fair value as determined by active market prices or valuation models, as appropriate. Valuation models require the use of assumptions which may include the expected life of the instrument, the expected volatility, dividend payouts, and interest rates. In determining these assumptions, management uses readily observable market inputs where available or, where not available, inputs generated by management. Changes in fair value of held-for-trading financial instruments are recorded in income or loss for the period. Held-for-trading financial assets consisting of common share and warrant investments in a publicly-held mining company were disposed during the 2018 fiscal year.

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

Translation of foreign currencies

Monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date, and non-monetary assets and liabilities at the exchange rate in effect at the time of acquisition or issue. Income and expenses are translated at rates approximating the exchange rate in effect at the time of transactions. Exchange gains or losses arising on translation are included in income or loss for the period.

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

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant judgments include the assessment of potential indicators of impairment of mineral properties. Significant estimates include the measurement of the South32 property acquisition option, income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

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

In February 2016, the FASB issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”) which, together with subsequent amendments, is included in ASC 842, Leases. This will result in most leases being capitalized as a right of use asset with a related liability on the balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, which for us is the first quarter of the fiscal year ended November 30, 2020.

 We expect to elect to apply all of the transition practical expedients available, including:

•	the package of three practical expedients to (1) not reassess whether any expired or existing contracts are or contain leases, (2) not reassess the lease classification for any expired or existing leases, and (3) not reassess initial direct costs for any existing lease;

•	the hindsight practical expedient to use hindsight when determining lease term and assessing impairment of right-of-use assets, if any; and

•	the easements practical expedient to continue applying our current policy for accounting for any land easements expired before or existing as of December 1, 2019.

 In addition, we expect to elect the short-term lease recognition exemption for all leases and elect the practical expedient to not separate lease and  non-lease components for all leases.

 We expect to adopt ASC 842 using the modified retrospective transition method by applying the transition provision and recording our cumulative  adjustment to opening deficit at the beginning of the period of adoption on December 1, 2019 rather than at the beginning of the comparative period presented. Therefore, in the comparative periods, we continue to apply the legacy guidance in ASC 840, including its disclosure requirements.

 During 2019, we have commenced our analysis to determine the quantitative impact of this new standard. As of the release of these consolidated  financial statements, we have developed an implementation and transition plan including related internal controls, identified the population of  contracts within the Company, reviewed the contracts and segregated the contracts that contain leases, and determined the discount rate applicable  to its leases.

We currently estimate the adoption of this new standard is expected to result in right of use assets and lease liabilities of $786,000. We are continuing to finalize our adoption procedures and our quantification of the impact of adoption.

3	Plant and equipment

in thousands of dollars

	November 30, 2019
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(29)	34
Leasehold improvements	53	(17)	36
Computer hardware and software	115	(112)	3
Alaska, USA
Machinery and equipment	3,667	(3,026)	641
Vehicles	348	(348)	-
Computer hardware and software	4	(3)	1
	4,250	(3,535)	715

in thousands of dollars

	November 30, 2018
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(17)	46
Leasehold improvements	53	(10)	43
Computer hardware and software	115	(109)	6
Alaska, USA
Machinery and equipment	3,178	(2,964)	214
Vehicles	348	(333)	15
Computer hardware and software	35	(34)	1
	3,792	(3,467)	325

4	Mineral properties and development costs

in thousands of dollars

	November 30, 2018 $	Acquisition costs $	November 30, 2019 $
Alaska, USA
Ambler (a)	26,587	44	26,631
Bornite (b)	4,000	-	4,000
	30,587	44	30,631

in thousands of dollars

	November 30, 2017 $	Acquisition costs $	November 30, 2018 $
Alaska, USA
Ambler (a)	26,587	-	26,587
Bornite (b)	4,000	-	4,000
	30,587	-	30,587

(a)	Ambler

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

Minor staking, at a cost of $44,000, added to the Ambler land holdings during the year ended November 30, 2019.

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

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to form a Joint Venture with South32 Group Operations Pty Ltd., a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (“South32”) on the UKMP (“Option Agreement”). Under the terms of the Option Agreement, as amended, Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. Upon exercise of the option, the option agreement provided that Trilogy Metals US would transfer its Alaskan assets, including the UKMP, and South32 would contribute the Subscription Price (as defined below) to a newly formed and jointly held, limited liability company (“LLC”) (see note 11).

To maintain the option in good standing, South32 was required to fund a minimum of $10 million per year for up to a three-year period, which funds were to execute a mutually agreed upon program at the UKMP. The funds provided by South32 could only be expended in accordance with an approved program by a technical committee with equal representation from Trilogy and South32. South32 could exercise its option at any time over the three-year period to enter into the 50/50 joint venture. To subscribe for 50% of the joint venture, the Option Agreement provided that South32 must contribute $150 million, plus (i) any amounts Trilogy spends on matched parallel funding to a maximum of $16 million over the three year period and (ii) $5 million if the option had been exercised between April 1, 2018 and March 31, 2019 or $10 million if the option was exercised between April 1, 2019 and the expiration date of the option, less the amount of the initial funding contributed by South32 (the “Subscription Price”). South32 has now funded the full three-year option period. Subsequent to November 30, 2019, South32 elected to exercise the option to form the LLC and made the Subscription Price payment on February 5, 2020 (see note 11).

During the year ended November 30, 2017, the Company received the first payment of $10.0 million under the Option Agreement and these funds were expended on the year 1 program at the Bornite Project. In October 2017, the Company received $0.4 million as a first instalment towards the year 2 program and budget to begin preparatory work. During the year ended November 30, 2018, the Company received payments totaling $10.4 million following the approval of the year 2 program and budget in January 2018, including a $0.80 million advance on South32’s year three funding obligation per the Option Agreement. During the quarter ended February 28, 2019, the Company received payments totaling $10.2 million following the approval of the year 3 program and budget, including an additional $1 million of funding for the approved regional exploration program. The receipt of the year 3 funding represents receipt of the final tranche of funding from South32. The Company is responsible for the disbursement of these funds in accordance with the approved program and budget and accordingly has not classified the funds as restricted cash.

As the initial option payments are credited against the future subscription price upon exercise, the Company has accounted for the payments received from South32 as deferred consideration for the purchase of the UKMP interest. The $31.0 million of payments received will be recognized as part of the consideration received for the Company’s contribution of the UKMP into the LLC.

The option to form the LLC is recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil. This option is required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period. The Company determined that the fair value of the option remains $nil as at November 30, 2019.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the years ended November 30, 2019, 2018 and 2017, and includes expenditures funded by South32, as applicable.

In thousands of dollars

	2019 $	2018 $	2017 $
Alaska, USA
Community	596	466	318
Drilling	5,194	4,545	5,074
Engineering	2,410	1,056	1,774
Environmental	611	806	365
Geochemistry and geophysics	1,259	1,253	357
Land and permitting	744	705	795
Other income	(13)	(20)	(25)
Project support	4,652	4,244	3,836
Wages and benefits	3,758	3,435	2,606
Mineral property expense	19,211	16,490	15,100

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to November 30, 2019 is $113.8 million and cumulative acquisition costs are $30.6 million totaling $144.4 million spent to date.

5	Accounts payable and accrued liabilities

in thousands of dollars

	November 30, 2019 $	November 30, 2018 $
Trade accounts payable	902	400
Accrued liabilities	721	503
Accrued salaries and vacation	731	746
Due to related parties	-	8
Accounts payable and accrued liabilities	2,354	1,657

6	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2016	105,286,469	136,357
Exercise of options	188,856	85
Restricted Share Units	209,198	83
November 30, 2017	105,684,523	136,525
Bought deal financing	24,784,482	28,750
Share issuance costs	-	(1,805)
Exercise of options	315,148	140
Restricted Share Units	800,000	457
NovaGold DSU Conversion	1,459	2
November 30, 2018	131,585,612	164,069
Exercise of options	1,725,776	1,123
Restricted Share Units	412,501	424
Deferred Share Units	182,132	189
Exercise of warrants	6,521,740	12,166
November 30, 2019, issued and outstanding	140,427,761	177,971

On April 20, 2018, the Company completed a bought-deal financing for gross proceeds of $28.7 million by issuing 24,784,482 common shares at $1.16 per common share. Expenses including bank commissions, legal fees, stock exchange and other fees totaled $1.8 million for net proceeds of $26.9 million.

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”), once vested, on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one Common Share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of November 30, 2019, a total of 11,927 NovaGold DSUs remain outstanding representing a right to receive 1,988 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

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

During the year ended November 30, 2019, a total of 3,077,500 options (2018 – 2,395,000 options) at a weighted-average exercise price of CDN$2.86 (2018 - CDN$1.20) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The weighted-average fair value attributable to options granted in 2019 was $1.03 (2018 - $0.43).

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

	November 30, 2019	November 30, 2018	November 30, 2017
Risk-free interest rates	1.96%	1.59%	0.90%
Exercise price	CDN$2.87	CDN$1.20	CDN$0.69
Expected life	3.0 years	3.0 years	3.0 years
Expected volatility	73.0%	77.9%	74.2%
Expected dividends	Nil	Nil	Nil

The Company recognized a stock option payment charge of $2.9 million for the year ended November 30, 2019 (2018 - $0.8 million; 2017 - $0.4 million), net of forfeitures.

As of November 30, 2019, there were 1,775,005 non-vested options outstanding with a weighted average exercise price of $1.83. The non-vested stock option expense not yet recognized was $0.4 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

	November 30, 2019
	Number of options	Weighted average exercise price $
Balance – beginning of year	8,821,434	0.60
Granted	3,077,500	2.15
Exercised	(2,693,334)	0.73
Balance – end of year	9,205,600	1.09

The following table summarizes information about the stock options outstanding at November 30, 2019.

		Outstanding		Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.33 to $0.50	2,696,433	1.00	0.36	2,696,433	0.36	-
$0.51 to $1.00	3,201,667	2.60	0.66	2,753,331	0.65	448,336
$1.01 to $1.50	225,000	3.37	1.33	175,000	1.30	50,000
$1.51 to $2.00	640,000	471	1.82	623,333	1.82	16,667
$2.01 to $2.52	2,405,000	4.02	2.22	1,144,998	2.22	1,260,002
$2.53 to $2.57	37,500	4.47	2.57	37,500	2.57	-
	9,205,600	2.67	1.09	7,430,595	0.91	1,775,005

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2019 was $7.2 million (2018 - $12.2 million, 2017 - $1.8 million) and the aggregate intrinsic value of exercised options in 2019 was $2.6 million (2018 - $0.5 million, 2017 - $0.2 million).

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

On December 5, 2018 Company officers were granted 225,000 RSUs of which 112,500 units vested immediately. The remaining 112,500 units vested on December 5, 2019. Directors were granted 137,514 DSUs throughout the year ended November 30, 2019 based on their election to receive 50% of their annual retainer in DSUs.

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of year	400,002	1,182,106
Granted	225,000	137,514
Vested/paid	(412,501)	(182,132)
Balance – end of year	212,501	1,137,488

For the year ended November 30, 2019, Trilogy recognized a stock-based compensation charge of $0.9 million (2018 - $0.6 million, 2017 - $0.4 million), net of forfeitures for RSUs and DSUs.

(c)	Share Purchase Warrants

A summary of the Company’s warrants and changes during the year ended November 30, 2019 is as follows:

	Number of Warrants	Weighted average years to expiry	Weighted average exercise price $
Balance – beginning of year	6,521,740	0.59	1.52
Balance – end of year	-	-	-

During the year ended November 30, 2019, all the outstanding warrants were exercised in advance of the July 2, 2019 expiry date.  As a result of the warrants exercised, the Company issued a total of 6,521,740 common shares and received cash proceeds of approximately $9.9 million.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2019 is limited to the Canadian dollar balances consisting of cash of CDN$127,000, accounts receivable of CDN$56,000 and accounts payable of CDN$1,600,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $107,000.

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

Contractually obligated cash flow requirements as at November 30, 2019 are as follows.

in thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	2,354	2,354	-	-	-
Office lease	892	182	388	322	-
Office and warehouse lease (Alaska)	110	57	53	-	-
	3,356	2,593	441	322	-

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2019, a 1% change in interest rates would result in a change in net loss of $0.2 million, assuming all other variables remain constant.

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity)

The Company did not have any financial assets and liabilities that were measured and recognized at fair value as at November 30, 2019.

During the year ended November 30, 2018, the Company disposed of its remaining shares of Gold Mining Inc., a publicly-held mineral exploration company. During the year ended November 30, 2017, the share investments were recorded as current investments and were valued using quoted market prices in active markets and as such are classified as a Level 1 financial instrument.

9	Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

in thousands of dollars

	November 30, 2019 $	November 30, 2018 $	November 30, 2017 $
Combined federal and provincial statutory tax rate	27.00%	26.92%	26.00%
Income taxes at statutory rate	(7,534)	(5,882)	(5,486)
Difference in foreign tax rates	(281)	(424)	(2,267)
Impact of change in tax rate	-	23,582
Effect of foreign exchange changes	-	-	-
Non-taxable gain on the sale of Sunward Investments	-	-	-
Non-deductible expenditures	4,061	3,018	4,664
Return to provision adjustments	193	1,319	(72)
Other	-	-	(357)
Expiry of Losses	277	-	-
Valuation allowance	(3,284)	(21,613)	3,518
Income tax expense	-	-	-

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2019 and 2018 are as follows:

in thousands of dollars

	November 30, 2019 $	November 30, 2018 $
Deferred income tax assets
Non-capital losses	48,968	46,469
Mineral property interest	11,351	10,419
Deferred interest	6,251	6,251
Property, plant and equipment	70	64
Share issuance costs	351	440
Capital Loss	186	290
Investments	-	-
Other deductible temporary differences	345	316
Total deferred tax assets	67,522	64,249
Valuation allowance	(67,519)	(64,248)
Net deferred income tax assets	3	1
Deferred income tax liabilities
Mineral property interest	-	-
Other taxable temporary differences	(3)	(1)
Deferred income tax liabilities	(3)	(1)
Net deferred income tax assets	-	-

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Act”) was passed into law. The new legislation decreases the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Since the Company has a November 30 fiscal year end, the US entity will have a blended tax rate of 21% commencing the November 30, 2019 fiscal year and thereafter.

The Company has loss carry-forwards of approximately $174.3 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

in thousands of dollars

	Non-capital losses Canada $	Operating losses United States $
2020	-	830
2021	-	1
2022	-	366
2023	-	960
Thereafter	41,275	130,902
	41,275	133,059

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period and are further dependent upon the Company attaining profitable operations. An ownership change under Section 382 occurred on January 22, 2009 regarding losses incurred by AGC, of which the attributes of those losses were transferred to Trilogy Metals US with the purchase of the mineral property in October 2011. Therefore, approximately $39.4 million of the U.S. losses above are subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited. Furthermore, tax reform provisions under section 172 allow federal net operating losses arising in tax years subsequent to December 31, 2017 to be carried forward indefinitely. As at November 30, 2019 the Company has $10.7 million in operating losses that can be carried forward indefinitely.

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

10	Commitment

The Company has commitments with respect to office and warehouse leases requiring future minimum lease payments as follows:

in thousands of dollars

November 30, 2019 $
2020	240
2021	243
2022	197
2023	202
Thereafter	120
Total	1,002

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

On October 12, 2018, NovaCopper US Inc. entered into a lease for office and warehouse space effective October 15, 2018 for a period of three years with a total commitment of $175,000.

11	Subsequent events

On December 27, 2019 directors were granted 600,000 stock options vesting immediately and 1,450,000 stock options were granted to employees vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date.

RSUs that were previously granted, vested during December 2019 and were settled on December 11, 2019 through the issuance of 70,834 Common Shares and on December 20, 2019 through the issuance of 141,667 Common Shares.

On February 11, 2020, the Company announced the completion of the formation of a 50/50 joint venture with South32. Trilogy Metals contributed all its assets associated with the UKMP and South32 paid the Subscription Price of $145 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administration, as at November 30, 2019. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2019.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2019, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report includes an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting. As an accelerated filer company, management’s report was subject to attestation by the Company’s registered public accounting firm pursuant to Dodd-Frank.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2020 Proxy Statement regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” and “Information Concerning the Board of Directors and Executive Officers” is incorporated by reference in this section. The information under the heading “Executive Officers of Trilogy” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. The information in our 2020 Proxy Statement regarding our Code of Business Conduct and Ethics under the subheading “Ethical Business Conduct” under “Statement of Corporate Governance Practices” is also incorporated by reference in this section. Finally, the information in our 2020 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information appearing in our 2020 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Statement of Executive Compensation”, and “Director Compensation” is incorporated by reference in this section.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2020 Proxy Statement under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” (which is also contained in this report in Part II, Item 5) and the information under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of November 30, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,555,589	$0.95	9,334,300
Equity compensation plans not approved by security holders	-	-	-
Total	10,555,589	$0.95	10,508,575

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2020 Proxy Statement under the heading “Independence of Directors” under the heading “Information Concerning the Board of Directors and Executive Officers” and under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2020 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)            Documents Filed With This Report

1.            FINANCIAL STATEMENTS

2.            FINANCIAL STATEMENT SCHEDULES

None.

3.            EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Separation Agreement and Release between the Registrant and Rick Van Nieuwenhuyse, dated September 4, 2019.

Consulting Services Agreement between the Registrant and Rick Van Nieuwenhuyse, dated September 4, 2019.

Employment Agreement between the Registrant and James Gowans, dated October 21, 2019, identified in exhibit list below.

Employment Agreement between the Registrant and Elaine Sanders, dated November 5, 2012, identified in exhibit list below.

NovaCopper Inc. Equity Incentive Plan identified in exhibit list below.

Form of NovaCopper Inc. Stock Option Agreement identified in exhibit list below.

NovaCopper Inc. 2012 Restricted Share Unit Plan identified in exhibit list below.

Form of NovaCopper Inc. 2012 Restricted Share Unit Award Agreement identified in exhibit list below.

NovaCopper Inc. 2012 Deferred Share Unit Plan identified in exhibit list below.

Form of NovaCopper Inc. Deferred Share Unit Award Agreement identified in exhibit list below.

(b)           Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001 35447)

3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

Exhibit No.	Description
3.3	Notice of Articles and Certificate of Name Change, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

4.1	Description of Common Stock

10.2	Exploration Agreement and Option to Lease between NovaCopper US Inc. and NANA Regional Corporation, Inc. dated October 19, 2011(incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as submitted on April 25, 2012, File No. 001-35447)

10.3	Net Smelter Returns Royalty Agreement among Kennecott Exploration Company, Kennecott Arctic Company, Alaska Gold Company, and NovaGold Resources Inc. dated effective January 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as submitted on April 25, 2012, File No. 001-35447)

10.4	Employment Agreement between the Registrant and Elaine Sanders, dated November 5, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.5	NovaCopper Inc. Equity Incentive Plan (incorporated by reference to Schedule G of Exhibit 99.1 to NovaGold Resources Inc.’s report on Form 6-K submitted on March 1, 2012, File No. 001-31913)

10.6	Form of NovaCopper Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.5 of the Company’s Registrant’s registration statement on Form S-8 as filed on April 27, 2012, File No. 333-181020)

10.7	NovaCopper Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.8	NovaCopper Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K as filed on February 12, 2013, File No. 001-35447)

10.12	Option Agreement to Form Joint Venture, dated April 10, 2017, by and between Trilogy Metals Inc., NovaCopper US Inc. and South32 Group Operations Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A as filed on April 20, 2017)

Exhibit No.	Description
10.13	Separation Agreement and Release, dated September 4, 2019, between the Company and Rick Van Nieuwenhuyse.

10.14	Consulting Services Agreement, dated September 4, 2019, between the Company and Rick Van Nieuwenhuyse.

10.15	Employment Agreement, dated October 21, 2019, between the Company and James Gowans.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Andrew West

23.3	Consent of BD Resource Consulting, Inc.

23.4	Consent of SIM Geological Inc.

23.5	Consent of International Metallurgical & Environmental Inc.

23.6	Consent of Ausenco Engineering Canada Inc.

23.7	Consent of Amec Foster Wheeler Americas Limited

23.8	Consent of SRK Consulting (Canada) Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILOGY METALS INC.

By:	/s/ James Gowans
Name: James Gowans
Title: Interim President and Chief Executive Officer

Date: February 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Gowans	Interim President and Chief Executive Officer	February 13, 2020
James Gowans	(Principal Executive Officer) and Director
/s/ Elaine Sanders	Chief Financial Officer	February 13, 2020
Elaine Sanders	(Principal Financial Officer and Principal Accounting Officer)
/s/ Tony Giardini	Director	February 13, 2020
Tony Giardini

/s/ William Hayden	Director	February 13, 2020
William Hayden

/s/ William Hensley	Director	February 13, 2020
William Hensley

/s/ Gregory Lang	Director	February 13, 2020
Gregory A. Lang

/s/ Kalidas Madhavpeddi	Director	February 13, 2020
Kalidas V. Madhavpeddi

/s/ Janice Stairs	Director	February 13, 2020
Janice Stairs

/s/ Diana Walters	Director	February 13, 2020
Diana Walters