Form 10-Q
period 2020-02-29
Trilogy Metals Inc.
filed 2020-04-08
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2020

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

As of April 7, 2020, the registrant had 140,665,733 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	February 29, 2020 $	November 30, 2019 $
Assets
Current assets
Cash and cash equivalents	15,217	19,174
Accounts receivable (note 3)	418	264
Deposits and prepaid amounts	300	719
	15,935	20,157
Rent deposit	-	114
Equity method investment (note 4)	175,822	-
Plant and equipment (note 5)	255	715
Right of use asset (note 8)	547	-
Mineral properties and development costs (note 6)	-	30,631
	192,559	51,617
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 7)	1,274	2,354
Current portion of lease liability	137	-
	1,411	2,354
Long-term portion of lease liability (note 8)	510	-
Mineral properties purchase option	-	31,000
	1,921	33,354
Shareholders’ equity
Share capital (note 9) – unlimited common shares authorized, no par value Issued -140,659,776 (2019 – 140,427,761)	178,307	177,971
Contributed surplus	122	122
Contributed surplus – options (note 9(a))	22,272	21,123
Contributed surplus – units (note 9(b))	1,470	1,759
Deficit	(11,533)	(182,712)
	190,638	18,263
	192,559	51,617

Commitments (note 11)

(See accompanying notes to the interim consolidated financial statements)

/s/ James Gowans, Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended
	February 29, 2020 $	February 28, 2019 $
Expenses

Amortization	42	37
Foreign exchange loss (gain)	23	(34)
General and administrative	651	492
Investor relations	126	117
Mineral properties expense (note 6(a))	1,545	1,535
Professional fees	668	91
Salaries	224	281
Salaries – stock-based compensation	1,196	1,939
Total expenses	4,475	4,458
Other items
Gain on derecognition of assets contributed to joint venture (note 4(a))	(175,770)	-
Share of loss on equity investment (note 4(b))	178	-
Interest and other income	(62)	(122)
Comprehensive earnings (loss) for the period	171,179	(4,336)
Basic earnings (loss) per common share	$1.22	$(0.03)
Diluted earnings (loss) per common share	$1.16	$(0.03)
Basic weighted average number of common shares outstanding	140,616,672	131,916,941
Diluted weighted average number of common shares outstanding	147,649,507	131,916,941

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2018	131,585,612	164,069	2,253	122	19,076	1,489	(154,807)	32,202
Exercise of options	44,230	28	-	-	(28)	-	-	-
Restricted Share Units	412,501	424	-	-	-	(424)	-	-
Stock-based compensation	-	-	-	-	1,586	353	-	1,939
Loss for the period	-	-	-	-	-	-	(4,336)	(4,336)
Balance – February 28, 2019	132,042,343	164,521	2,253	122	20,634	1,418	(159,143)	29,805

Balance – November 30, 2019	140,427,761	177,971	-	122	21,123	1,759	(182,712)	18,263
Exercise of options	19,514	6	-	-	(6)	-	-	-
Restricted Share Units	212,501	330	-	-	-	(330)	-	-
Stock-based compensation	-	-	-	-	1,155	41	-	1,196
Earnings for the period	-	-	-	-	-	-	171,179	171,179
Balance – February 29, 2020	140,659,776	178,307	-	122	22,272	1,470	(11,533)	190,638

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

in thousands of US dollars

	For the three months ended
	February 29, 2020 $	February 28, 2019 $
Cash flows used in operating activities
Earnings (Loss) for the period	171,179	(4,336)
Items not affecting cash
Amortization	42	37
Right of use asset amortization	60	-
Loss on working capital written-off upon joint venture formation	18	-
Gain on derecognition of assets (note 4(a))	(175,770)	-
Loss on equity investment in Ambler Metals LLC. (note 4(b))	178	-
Unrealized foreign exchange loss (gain)	25	5
Stock-based compensation	1,196	1,939
Operating lease payments	(54)	-
Net change in non-cash working capital
Increase in accounts receivable	(154)	(6)
Decrease (increase) in deposits and prepaid amounts	419	(280)
Decrease in accounts payable and accrued liabilities	(1,080)	(590)
	(3,941)	(3,231)
Cash flows from investing activities
Mineral properties funding	-	10,200
	-	10,200
Increase in cash and cash equivalents	(3,941)	6,969
Effect of exchange rate on cash and cash equivalents	(16)	(5)
Cash and cash equivalents – beginning of period	19,174	22,991
Cash and cash equivalents – end of period	15,217	29,955

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

1)	Nature of operations

Trilogy Metals Inc. (“Trilogy” or the “Company”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties, through our equity investee (see note 4), with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”).

2)	Summary of significant accounting policies

Basis of presentation

These interim consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Trilogy and its wholly owned subsidiary, NovaCopper US Inc. (dba “Trilogy Metals US”). All significant intercompany transactions are eliminated on consolidation. For variable interest entities (“VIEs”) where Trilogy is not the primary beneficiary, we use the equity method of accounting.

All figures are in United States dollars unless otherwise noted. References to CAD$ refer to amounts in Canadian dollars.

The unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of February 29, 2020 and our results of operations and cash flows for the three months ended February 29, 2020 and February 28, 2019. The results of operations for the three months ended February 29, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2020.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities on February 13, 2020.

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 7, 2020.

Accounting standards adopted

i.	Leases

In February 2016, the FASB issued new accounting requirements for accounting for, presentation of, and classification of leases (“ASU 2016-02”) which, together with subsequent amendments, is included in ASC 842, Leases. ASC 842 became effective for the Company as of December 1, 2019.

The Company adopted ASC 842 using the modified retrospective transition method by applying the transition provision and recording our cumulative adjustment to opening deficit at the beginning of the period of adoption on December 1, 2019, rather than at the beginning of the comparative period presented. Therefore, in the comparative periods, we continue to apply the legacy guidance in ASC 840, including its disclosure requirements. We elected to apply all of the transition practical expedients available, including:

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

In addition, we elected to apply the short-term lease recognition exemption and elected to apply the practical expedient to not separate lease and non-lease components for all applicable leases on transition. The adoption of this new standard resulted in the recognition of right of use assets and lease liabilities of $786,000 as at December 1, 2019.

ii	Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Ambler Metals project. We identified Ambler Metals LLC as a Variable Interest Entity (VIE) as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its investment in Ambler Metals LLC.

Ambler Metals LLC is a non-publicly traded equity investee holding exploration and development projects. The Company reviews and evaluates its investment in affiliates for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of an investment in affiliates include a significant decrease in long-term expected commodity prices, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims or a change in the development plan or strategy for the project. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If the underlying assets are not recoverable, an impairment loss is measured and recorded based on the difference between the carrying amount of the investee and its estimated fair value which may be determined using a discounted cash flow model.

3)	Accounts receivable

in thousands of dollars

	February 29, 2020 $	November 30, 2019 $
GST input tax credits	37	42
Recoverable payments	22	222
Ambler Metals LLC	359	-
Accounts receivable	418	264

The balance due from Ambler Metals LLC (“Ambler Metals”) (see note 4 below) consists of $110 thousand for services rendered by Trilogy per a service agreement (the “Service Agreement”) between Trilogy and Ambler Metals, $120 thousand for additional staking costs and $130 thousand for invoices paid by Trilogy on behalf of Ambler Metals LLC, per the Service Agreement.

4)	Equity method investment

(a)	Formation of Ambler Metals LLC

On February 11, 2020, the Company completed the formation of a 50/50 joint venture named Ambler Metals with South32 Limited (“South32”). As part of the formation of the joint venture, Trilogy contributed all of its assets associated with the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite projects, while South32 contributed US$145 million, resulting in each party’s subsidiaries directly owning a 50% interest in Ambler Metals.

Ambler Metals is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which totaled $176 million, as well as $0.4 million of amounts receivable per the Service Agreement. The following table summarizes the gain on recognition of the UKMP assets upon transfer to the Ambler Metals joint venture on February 11, 2020.

in thousands of dollars

$
Fair value ascribed to Ambler Metals interest	176,000
Less: carrying value of contributed /eliminated assets
Mineral properties	(30,587)
Property, plant and equipment	(618)
Elimination of Fairbanks warehouse right of use asset	(93)
Elimination of prepaid State of Alaska mining claim fees	(303)
Add:
Demobilization costs of drills	278
Cancellation of Fairbanks warehouse lease liability	93
Fair value of mineral properties purchase option	31,000
Gain on derecognition	175,770

(b)	Carrying value of equity method investment

During the three-month period ended February 29, 2020, Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity pick-up equivalent to its pro rata share of Ambler Metals’ operating loss of $0.4 million for the period between February 11, 2020 (date of joint venture formation) to February 29, 2020. The carry value of Trilogy’s 50% investment in Ambler Metals as at February 29, 2020 is summarized on the following table.

in thousands of dollars

$
February 11, 2020, fair value ascribed to Ambler Metals interest	176,000
Share of loss on equity investment	(178)
February 29, 2020, equity method investment	175,822

(c)	The following table summarizes Ambler Metals Balance Sheet as at February 29, 2020.

in thousands of dollars

February 29, 2020 $
Current assets: Cash, deposits and prepaid expenses	145,049
Non - current assets: Property, equipment and mineral properties	31,454
Current liabilities: Accounts payable and accrued liabilities	(517)
Non - current liabilities: Lease obligation	(91)
Net assets	175,895

(d)	The following table summarizes Ambler Metals comprehensive loss from the formation of the joint venture on February 11, 2020 to the end of the reporting period on February 29, 2020.

in thousands of dollars

February 11- 29, 2020 $
Amortization	12
Mineral properties expense	167
General and administrative expense	219
Interest income	(43)
Comprehensive loss	355

5)	Plant and equipment

in thousands of dollars

	February 29, 2020
	Cost $	Accumulated amortization $	Assets derecognized note 4(a) $	Net $
British Columbia, Canada
Furniture and equipment	63	(33)	-	30
Leasehold improvements	253	(30)	-	223
Computer hardware and software	115	(113)	-	2
Alaska, USA
Machinery, and equipment	3,667	(3,049)	(618)	-
Vehicles	348	(348)	-	-
Computer hardware and software	4	(4)	-	-
	4,450	(3,577)	(618)	255

in thousands of dollars

	November 30, 2019
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(29)	34
Leasehold improvements	53	(17)	36
Computer hardware and software	115	(112)	3
Alaska, USA
Machinery, and equipment	3,667	(3,026)	641
Vehicles	348	(348)	-
Computer hardware and software	4	(3)	1
	4,250	(3,535)	715

6)	Mineral properties and development costs

in thousands of dollars

	November 30, 2019 $	Acquisition costs reimbursable from Ambler Metals LLC	Assets derecognized note 4(a) $	February 29, 2020 $
Alaska, USA
Ambler (a)	26,631	(44)	(26,587)	-
Bornite (b)	4,000	-	(4,000)	-
	30,631	(44)	(30,587)	-

in thousands of dollars

	November 30, 2018 $	Acquisition costs $	November 30, 2019 $
Alaska, USA
Ambler (a)	26,587	44	26,631
Bornite (b)	4,000	-	4,000
	30,587	44	30,631

(a)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods.

In thousands of dollars

	Three months ended February 29, 2020 $	Three months ended February 28, 2019 $
Alaska, USA
Community	137	118
Drilling	-	-
Engineering	723	357
Environmental	99	165
Geochemistry and geophysics	12	165
Land and permitting	134	120
Project support	249	226
Other income	-	(1)
Wages and benefits	191	385
	1,545	1,535

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Expenses during the first quarter ended February 29, 2020 consisted mainly of engineering studies in preparation of the Arctic feasibility study and care and maintenance of the camp during the winter season. Cumulative mineral properties expense in Alaska from the initial earn-in agreement on the property in 2004 to February 29, 2020 is $115.3 million and cumulative acquisition costs were $30.6 million. Cumulative spend to date totaled $145.9 million through to February 29, 2020. On February 11, 2020, upon the formation of the joint venture with South 32, the acquisition costs of $30.6 million were derecognized upon the contribution of the mineral properties to Ambler Metals.

(b)	Derecognition

As part of the formation of the joint venture with South32 on February 11, 2020, Trilogy contributed all of its assets associated with the UKMP, including the Arctic and Bornite projects. As a result, $0.62 million of machinery and equipment as well as $30.6 million of mineral properties related to the UKMP were derecognized in Trilogy on February 11, 2020.

7)	Accounts payable and accrued liabilities

in thousands of dollars

	February 29, 2020 $	November 30, 2019 $
Trade accounts payable	528	902
Accrued liabilities	646	721
Accrued salaries and vacation	100	731
Accounts payable and accrued liabilities	1,274	2,354

8)	Leases

(a)	Right-of-Use asset

in thousands of dollars

$
ASC 842 transition as at December 1, 2019	681
Amortization	(60)
Lease accretion	19
Derecognition of Fairbanks warehouse lease	(93)
547

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

in thousands of dollars

Three months ended February 29, 2020 $
Operating lease costs	50
Variable lease costs	34
Total lease expense	84

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of February 29, 2020, the weighted-average remaining lease term was 4.3 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the three months ended February 29, 2020 are as follows:

•	Cash paid for amounts included in the measurement of lease liabilities was $54,134.
•	No cash was paid upon termination of a lease for office and warehouse space and reassignment to Ambler Metals that resulted in the derecognition of the right-of-use asset of $92,974 and the operating lease liability of $93,006.

Future minimum payments relating to the lease recognized in our balance sheet as of February 29, 2020 are as follows:

in thousands of dollars

Fiscal year	February 29, 2020 $
2020	136
2021	189
2022	195
2023	200
2024	119
Total undiscounted lease payments	839
Effect of discounting	(192)
Present value of lease payments recognized as lease liability	647

9)	Share capital

Authorized:

unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2018	131,585,612	164,069
Exercise of options	1,725,776	1,123
Restricted Share Units	412,501	424
Deferred Share Units	182,132	189
Exercise of warrants	6,521,740	12,166
November 30, 2019	140,427,761	177,971
Exercise of options	19,514	6
Restricted Share Units	212,501	330
February 29, 2020, issued and outstanding	140,659,776	178,307

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of February 29, 2020, 11,927 NovaGold DSUs remained outstanding representing a right to receive 1,988 common shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)	Stock options

During the period ended February 29, 2020, the Company granted 2,050,000 options (2019 – 2,430,000 options) at a weighted-average exercise price of CAD$3.02 (2019 – CAD$2.94) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The weighted-average fair value attributable to options granted in the period was $0.99 (2019 - $1.08).

For the period ended February 29, 2020, Trilogy recognized a stock-based compensation charge of $1.16 million (2019 – $1.59 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

February 29, 2020
Risk-free interest rates	1.64%
Exercise price	CAD$3.10
Expected life	3.0 years
Expected volatility	63.1%
Expected dividends	Nil

As of February 29, 2020, there were 1,453,338 non-vested options outstanding with a weighted average exercise price of $2.21; the non-vested stock option expense not yet recognized was $0.95 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended February 29, 2020 is as follows:

	February 29, 2020
	Number of options	Weighted average exercise price $
Balance – beginning of the period	9,205,600	1.08
Granted	2,050,000	2.25
Exercised	(26,667)	0.54
Forfeited	(230,000)	2.19
Balance – end of period	10,998,933	1.27

The following table summarizes information about the stock options outstanding at February 29, 2019.

Outstanding				Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.33 to $0.50	2,676,433	0.73	0.36	2,676,433	0.73	-
$0.51 to $1.00	3,195,000	2.35	0.66	3,195,000	2.35	-
$1.01 to $1.50	225,000	3.12	1.32	175,000	3.08	50,000
$1.51 to $2.00	640,000	4.46	1.81	623,333	4.49	16,667
$2.01 to $2.54	4,262,500	4.28	2.23	2,875,829	4.17	1,386,671
	10,998,933	2.84	1.27	9,545,595	2.60	1,453,338

The aggregate intrinsic value of vested share options (the market value less the exercise price) at February 29, 2020 was $5.9 million (2019 - $13 million) and the aggregate intrinsic value of exercised options for the three months ended February 29, 2020 was $0.04 million (2019 - $0.08 million).

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

A summary of the Company’s unit plans and changes during the period ended February 29, 2020 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the period	212,501	1,137,488
Granted	-	21,927
Vested/paid	(212,501)	-
Balance – end of period	-	1,159,415

For the period ended February 29, 2020, Trilogy recognized a stock-based compensation charge of $0.04 million (2019- $0.35 million), net of estimated forfeitures.

No RSUs were granted as part of the annual incentive payout for the 2019 fiscal year to officers. The 225,000 RSUs granted for the annual incentive payout for the 2018 fiscal year vested half on the grant date and half on the first anniversary of the grant date. RSUs vesting in December 2019 were settled on December 17, 2019 through the issuance of 212,501 common shares.

10)	Financial instruments

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at February 29, 2020 is limited to the Canadian dollar consisting of cash of CDN$540,000, accounts receivable of CDN$49,000 and accounts payable of CDN$865,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $21,000.

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

Contractually obligated cash flow requirements as at February 29, 2020 are as follows:

in thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,274	1,274	-	-	-
	1,274	1,274	-	-	-

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 29, 2020, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

11)	Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 8(b) above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion and Analysis

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the Company and Ambler Metals’ funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects, sufficiency of the $145 million subscription price to fund the UKMP through feasibility and the permitting of the first mine; impact of COVID-19 on the upcoming field season; market prices for precious and base metals, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

•	our ability to achieve production at the Upper Kobuk Mineral Projects;
•	the accuracy of our mineral resource and reserve estimates;
•	the results, costs and timing of future exploration drilling and engineering;
•	timing and receipt of approvals, consents and permits under applicable legislation;
•	the adequacy of our financial resources;
•	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties;
•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
•	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
•	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
•	expected trends and specific assumptions regarding metal prices and currency exchange rates;
•	the potential impact of the novel coronavirus (COVID-19); and
•	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

We have also assumed that no significant events will occur outside of our normal course of business. Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. We believe that the assumptions inherent in the forward-looking statements are reasonable as of the date of this MD&A. However, forward-looking statements are not guarantees of future performance and, accordingly, undue reliance should not be put on such statements due to the inherent uncertainty therein.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to inability to define proven and probable reserves;
•	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
•	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
•	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
•	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
•	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
•	risks related to our dependence on a third party for the development of our projects;
•	commodity price fluctuations;
•	our history of losses and expectation of future losses;
•	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
•	uncertainty related to inferred mineral resources;
•	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
•	risks related to market events and general economic conditions;
•	risks related to the outbreak of the coronavirus (COVID-19);
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
•	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
•	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
•	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
•	uncertainty related to title to our mineral properties;
•	risks related to the acquisition and integration of operations or projects;
•	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
•	our need to attract and retain qualified management and technical personnel;
•	risks related to conflicts of interests of some of our directors and officers;
•	risks related to potential future litigation;
•	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
•	risks related to global climate change;
•	risks related to adverse publicity from non-governmental organizations;
•	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act;
•	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	uncertainty as to the volatility in the price of the Company’s common shares;
•	the Company’s expectation of not paying cash dividends; and
•	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated April 7, 2020 and provides an analysis of our unaudited interim financial results for the quarter ended February 29, 2020 compared to the quarter ended February 28, 2019.

The following information should be read in conjunction with our February 29, 2020 unaudited interim condensed consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2019. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Description of business

We are a base metals exploration company focused on exploring and developing our mineral holdings in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”) were contributed into a 50/50 joint venture named Ambler Metals LLC (‘Ambler Metals”) between Trilogy and South32 Limited (‘South32”) on February 11, 2020 (see below). The projects contributed to the joint venture consist of: i) the Ambler lands which host the Arctic copper-zinc-lead-gold-silver project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets.

Corporate developments

Long-term incentives

On December 19, 2019, the Board of Directors approved the granting of 2,050,000 stock options to employees and directors with various vesting terms.

Project Activities

2020 Operating Budget for the Upper Kobuk Mineral Projects

In a press release dated February 26, 2020, the Company announced that Ambler Metals had approved a 2020 program budget of $22.8 million for the advancement of the UKMP. The budget is 100% funded by Ambler Metals. The 2020 program budget includes 10,000 meters of drilling at the Arctic Project, 2,500 meters of drilling within the Ambler Volcanogenic massive Sulphide (“VMS”) Belt and geological mapping and geochemical soil sampling at the Bornite Project. However, the timing of these programs may be delayed, see “Impact of Coronavirus (COVID-19)” below.

Arctic Project

Activities at the Arctic Project will continue to focus on advancing studies and preparing for permit applications. Ambler Metals plans to conduct a 10,000-meter drilling program at the Arctic Project during the summer field season to gather additional drill data for the conversion of resources to the measured category, the next phase of metallurgical studies, including pilot plant testing, and geotechnical drilling for infrastructure placement. The drill program is expected to commence in mid-June and finish at the end of August. Studies are expected to continue throughout the year.

Bornite Project

The 2020 field program at the Bornite Project will consist of geological mapping and geochemical soil sampling over the northern Cosmos Hills and review of drill core and surface exposures to determine controls on high grade zones of copper mineralization. Although there is no planned drilling at the Bornite Project in 2020, the Bornite geological database will be updated and the team will identify priority drill targets for the 2021 field season.

Regional Exploration Project

Following up from the 2019 work performed by Trilogy along the 70-mile (100 kilometer) Ambler VMS belt, Ambler Metals will continue exploration efforts within the Ambler VMS belt to discover and define potential deposits that can provide additional feed to a future Arctic mill. Ambler Metals plans to conduct a 2,500-meter drill campaign in the VMS belt, following up from last year’s drilling at the Sunshine prospect and at other identified targets. The drill program is expected to commence in mid-July and finish at the end of August. The drilling will be preceded by detailed geologic mapping, geochemical soil sampling, and ground geophysics.

Impact of Coronavirus (COVID-19)

With respect to the outbreak of the novel coronavirus (COVID-19), Trilogy recognizes that the situation is extremely fluid and is monitoring the State of Alaska Health Department recommendations and restrictions on travel. These recommendations and restrictions may significantly impact our ability to conduct the planned work programs during the upcoming field season. So, although the work programs discussed above are still currently scheduled to commence as originally planned, our highest priority is the health, safety and welfare of our employees, contractors and community members. As a result, we and our joint venture partner, through Ambler Metals, will make the necessary adjustments to the work programs, including extending the timeline or scope for the remainder of the programs, or even cancelling the planned exploration activities at the UKMP for this season, if it is determined to be necessary or prudent to do so.

Joint Venture

Option agreement

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to form a Joint Venture with South32 Group Operations Pty Ltd., a wholly-owned subsidiary of South32, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. on the UKMP (“Option Agreement”). Under the terms of the Option Agreement, as amended, Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets which South32 exercised on December 19, 2019.

Formation of joint venture

On February 11, 2020, Trilogy completed the 50/50 joint venture with South32. Trilogy contributed all of its assets associated with the 172,675-hectare UKMP, including the Arctic and Bornite projects, while South32 contributed a subscription price of US$145 million (the “Subscription Price”), resulting in each party owning a 50% interest in Ambler Metals. The Subscription Price will be used to advance the Arctic and Bornite Projects, along with exploration in the Ambler mining district. With Ambler Metals being well funded, with access to $145 million, Trilogy does not expect to fund programs and budgets to advance the UKMP until the Subscription Price is spent by Ambler Metals.

Ambler Metals is an independently operated company controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which totaled $176 million as well as $0.4 million of amounts receivable per a Service Agreement between Trilogy and Ambler Metals.

Subsequent to the end of the first quarter, Ambler Metals loaned US$57.5 million back to South32 and retained $87.5 million. The loan has a 7-year maturity date, but Ambler Metals can demand earlier repayment in installments as required to advance development studies, resource drilling and regional exploration programs. The loan is secured by South32’s membership interest in the LLC and guaranteed by South32 International Investment Holdings Pty Ltd. Trilogy currently estimates that the Subscription Price, which includes the funds to be repaid under the loan, will fund the UKMP through feasibility and the permitting of the first mine to be developed in the Ambler mining district. Once the full amount of the Subscription Price payment of $145 million is expended, the parties will contribute funding pro rata, as contemplated by the operating agreement which governs Ambler Metals.

Summary of results

in thousands of dollars,
except for per share amounts

	Three months ended
Selected expenses	February 29, 2020 $	February 28, 2019 $
General and administrative	651	492
Mineral properties expense	1,545	1,535
Professional fees	668	91
Salaries	224	281
Salaries – stock-based compensation	1,196	1,939
Total expenses	4,475	4,458
Gain on derecognition of assets contributed to joint venture	(175,770)	-
Equity in investee	178	-
Comprehensive earnings (loss) for the period	171,179	(4,336)
Basic earnings (loss) per common share	$1.22	$(0.03)
Diluted earnings (loss) per common share	$1.16	$(0.03)

For the three months ended February 29, 2020, Trilogy reported net earnings of $171 million (or $1.22 basic and $1.16 diluted earnings per common share). For the comparable period in 2019, we reported a net loss of $4.3 million (or $0.03 basic and diluted loss per common share). The first quarter 2020 differences, when compared to the first quarter 2019, are primarily due to the gain of $176 million recognized from the contribution of mineral property assets to the joint venture with South32 upon formation of the joint venture on February 11, 2020. This gain was slightly offset by $0.18 million in loss from equity investee, consisting of Trilogy’s 50% share of Ambler Metals’ operating loss for the first quarter of 2020, for which there is no comparable amount in the first quarter of 2019.

Other variances noted for the comparable period were i) an increase in general and administrative expenses of $0.16 million primarily due to an additional $0.07 million in regulatory fees due mostly to the filing of the base shelf prospectus and $0.1 million in executive recruiting fees; ii) an increase in professional fees of $0.58 million mainly consisting of $0.12 million for consulting fees for the research and implementation of new accounting standards, legal fees of $0.25 million related to the formation of the joint venture, valuation and loan capacity analysis fees of $0.07 million related to the formation of the joint venture, and consulting fees of $0.1 million for Rick Van Nieuwenhuyse who remained as a consultant to Trilogy through to February 29, 2020; iii) a decrease of $0.06 million in salaries due to reductions in head office staffing levels; and iv) a decrease in stock-based compensation driven primarily by a 0.38 million reduction in the number of stock options granted during the first quarter versus the comparative period as well as no vesting of RSUs during the period, resulting in stock based compensation savings of approximately $0.74 million and $0.33 million, respectively.

Mineral property expenses for the three months ended February 29, 2020 were consistent with the comparative period and mainly include engineering costs related to the Company’s Arctic feasibility study.

Selected financial data

Quarterly information

in thousands of dollars,

except per share amounts

	Q1 2020	Q4 2019	Q3 2019	Q2 2019	Q1 2019	Q4 2018	Q3 2018	Q2 2018
	02/28/19 $	11/30/19 $	08/31/19 $	05/31/19 $	02/28/19 $	11/30/18 $	08/31/18 $	05/31/18 $
Interest and other income	62	91	137	150	122	117	135	77
Mineral property expenses	1,545	3,819	10,951	2,906	1,535	3,833	9,051	2,475
Earnings (loss) for the period	171,179	(6,525)	(12,535)	(4,509)	(4,336)	(5,319)	(9,920)	(3,664)
Earnings (loss) per common share – basic	1.22	(0.05)	(0.09)	(0.04)	(0.03)	(0.04)	(0.08)	(0.03)
Earnings (loss) per common share – diluted	1.16	(0.05)	(0.09)	(0.04)	(0.03)	(0.04)	(0.08)	(0.03)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of assets and financing activities.

For the first quarter of 2020, we reported comprehensive earnings of $171 million which consisted of a gain of $176 million arising from the derecognition of our Alaskan mineral properties upon contribution to the joint venture with South32, offset by Trilogy’s 50% share of the joint venture’s operating loss for the period from February 11, 2020 to February 29, 2020 and total expenses of $4.5 million for the period. There are no prior period comparatives for the gain on contribution of Alaskan assets or the pro rata share of the joint venture’s operating loss. The remaining difference between the expense of $4.4 million incurred for the current quarter and the loss of $6.5 million for the fourth quarter of 2019 was primarily due to a $2.3 million reduction in mineral property expenses and reflects the seasonal nature of this cost.

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

Our net loss for the third quarter ended August 31, 2019 of $12.5 million was significantly higher versus the comparative loss of $9.9 million for the same quarter in the prior year. The $2.6 million increase is primarily due to an increase in mineral properties expenditures due to the size of the 2019 field program which included the new regional exploration program which did not exist in the comparative period.

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

Liquidity and capital resources

At February 29, 2020, we had $15.2 million in cash and cash equivalents and working capital of $14.5 million, which is sufficient to fund our ongoing operations for at least the next 12 months. The projects will be funded by Ambler Metals and we do not anticipate needing to fund our 50% share of future expenditures to advance the projects until the approximately $145 million is spent.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at February 29, 2020 are as follows.

In thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	1,274	1,274	-	-	-
Office lease	839	136	384	319	-
	2,113	1,410	384	319	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At April 7, 2020, we had 140,665,733 common shares issued and outstanding. At April 7, 2020, we had outstanding, 10,983,933 stock options with a weighted-average exercise price of $1.21 as well as 1,182,391 deferred share units (“DSUs”) and 11,927 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. Upon exercise of all the foregoing convertible securities, the Company would be required to issue aggregate of 12,168,312 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our February 29, 2020 unaudited interim consolidated financial statements.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our capitalized mineral properties, impairment of long-lived assets, equity method investment, income taxes and valuation of stock-based compensation.

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

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Ambler Metals project. We identified Ambler Metals LLC as a Variable Interest Entity (VIE) as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its investment in Ambler Metals LLC.

Ambler Metals LLC is a non-publicly traded equity investee holding exploration and development projects. The Company reviews and evaluates its investment in affiliates for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of an investment in affiliates include a significant decrease in long-term expected gold price, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims or a change in the development plan or strategy for the project. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If the underlying assets are not recoverable, an impairment loss is measured and recorded based on the difference between the carrying amount of the investee and its estimated fair value which may be determined using a discounted cash flow model.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. We operate in the United States and Canada. Our exposure to currency risk at February 29, 2020 is limited to the Canadian dollar consisting of cash of CDN$540,000, accounts receivable of CDN$49,000 and accounts payable of CDN$865,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, our net loss would change by approximately $21,000.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 29, 2020, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Item 4.  Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of February 29, 2020. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

Except for the implementation of certain internal controls over the formation of the Ambler joint venture and the adoption of new lease accounting requirements under ASC 842, there have been no changes in our internal controls over financial reporting during the three-month period ended February 29, 2020, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements. In connection with the joint venture, Ambler Metals LLC, in February 2020, and the adoption of the new lease accounting requirements, we will continue to modify our internal control over financial reporting over the next few months to reflect the impact of both the formation of the joint venture and adoption of ASC 842 lease accounting rules.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation.

Item 1A.	Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties and the formation of the joint venture. Except as set forth below, certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 13, 2020 which is available on SEDAR at www.sedar.com, EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

The outbreak of the coronavirus (COVID-19) may affect our operations

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

The Company’s business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the coronavirus emerged in China and the virus has now spread to several other countries, including Canada and the U.S., and infections have been reported globally. The extent to which the coronavirus impacts the Company’s business, including exploration and development activities at Ambler Metals and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus and travel and other restrictions established to curb the spread of the coronavirus, could materially and adversely impact the Company’s business including without limitation, the planned exploration programs at Ambler Metals during the upcoming field season, employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on the its business, financial condition and results of operations.

There can be no assurance that the Company's personnel will not be impacted by these pandemic diseases and ultimately see its workforce productivity reduced or incur increased medical costs or insurance premiums as a result of these health risks.

In addition, a significant outbreak of coronavirus could result in a widespread global health crisis that could adversely affect global economies and financial markets resulting in an economic downturn that could have an adverse effect on the demand for precious metals and our future prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description
2.1	Contribution Agreement, dated February 11, 2020, between NovaCopper US Inc., Trilogy Metals Inc. and Ambler Metals LLC (incorporated by reference Exhibit 2.1 to the Current Report on Form 8-K filed on February 18, 2020)

3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

10.1	Amended and Restated Limited Liability Company Agreement of Ambler Metals LLC, dated February 11, 2020 (incorporated by reference Exhibit 2.1 to the Current Report on Form 8-K filed on February 18, 2020)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 8, 2020	TRILOGY METALS INC.

	By:	/s/ James Gowans
James Gowans
President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer