Form 10-Q
period 2020-05-31
Trilogy Metals Inc.
filed 2020-07-08
CIK 1543418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2020

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

As of July 7, 2020, the registrant had 140,965,583 Common Shares, no par value, outstanding.

TRILOGY METALS INC.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

in thousands of US dollars

	May 31, 2020 $	November 30, 2019 $
Assets
Current assets
Cash and cash equivalents	12,343	19,174
Accounts receivable (note 3)	699	264
Deposits and prepaid amounts	473	719
	13,515	20,157

Equity method investment (note 4)	175,261	-
Plant and equipment (note 5)	239	715
Mineral properties and development costs (note 6)	-	30,631
Rent deposit (note 8 (a))	-	114
Right of use asset (note 8 (a))	529	-
	189,544	51,617
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 7)	539	2,354
Current portion of lease liability	139	-
	678	2,354

Long-term portion of lease liability (note 8 (b))	460	-
Mineral properties purchase option	-	31,000
	1,138	33,354
Shareholders’ equity
Share capital (note 9) – unlimited common shares authorized, no par value Issued -140,922,886 (2019 – 140,427,761)	178,650	177,971
Contributed surplus	122	122
Contributed surplus – options (note 9(a))	22,661	21,123
Contributed surplus – units (note 9(b))	1,508	1,759
Deficit	(14,535)	(182,712)
	188,406	18,263
	189,544	51,617

Commitments (note 11)

(See accompanying notes to the interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Interim Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss)

(unaudited)

in thousands of US dollars, except share and per share amounts

	For the three months ended		For the six months ended
	May 31, 2020 $	May 31, 2019 $	May 31, 2020 $	May 31, 2019 $
Expenses
Amortization	16	38	58	75
Feasibility study	742	-	742	-
Foreign exchange (gain) loss	(16)	5	7	(29)
General and administrative	433	436	1,084	928
Investor relations	101	175	227	292
Mineral properties expense (note 6(a))	-	2,906	1,545	4,441
Professional fees	198	153	866	244
Salaries	226	282	450	563
Salaries – stock-based compensation	770	664	1,966	2,603
Total expenses	2,470	4,659	6,945	9,117
Other items
Gain on derecognition of assets contributed to joint venture (note 4(a))	-	-	(175,770)	-
Share of loss on equity investment (note 4(b))	561	-	739	-
Interest and other income	(29)	(150)	(91)	(272)
Comprehensive (loss) earnings for the period	(3,002)	(4,509)	168,177	(8,845)
Basic (loss) earnings per common share	(0.02)	(0.04)	1.20	(0.07)
Diluted (loss) earnings per common share	(0.02)	(0.04)	1.13	(0.07)
Basic weighted average number of common shares outstanding	140,785,082	132,095,920	140,701,337	132,007,414
Diluted weighted average number of common shares outstanding	140,785,082	132,095,920	148,705,482	132,007,414

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

	Number of shares outstanding	Share capital $	Warrants $	Contributed surplus $	Contributed surplus – options $	Contributed surplus – units $	Deficit $	Total shareholders’ equity $
Balance – November 30, 2018	131,585,612	164,069	2,253	122	19,076	1,489	(154,807)	32,202
Exercise of options	44,230	28	-	-	(28)	-	-	-
Restricted Share Units	412,501	424	-	-	-	(424)	-	-
Stock-based compensation	-	-	-	-	1,586	353	-	1,939
Loss for the period	-	-	-	-	-	-	(4,336)	(4,336)
Balance – February 28, 2019	132,042,343	164,521	2,253	122	20,634	1,418	(159,143)	29,805
Exercise of options	101,064	53	-	-	(53)	-	-	-
Stock-based compensation	-	-	-	-	355	309	-	664
Loss for the period	-	-	-	-	-	-	(4,509)	(4,509)
Balance – May 31, 2019	132,143,407	164,574	2,253	122	20,936	1,727	(163,652)	25,960

Balance – November 30, 2019	140,427,761	177,971	-	122	21,123	1,759	(182,712)	18,263
Exercise of options	19,514	6	-	-	(6)	-	-	-
Restricted Share Units	212,501	330	-	-	-	(330)	-	-
Stock-based compensation	-	-	-	-	1,155	41	-	1,196
Earnings for the period	-	-	-	-	-	-	171,179	171,179
Balance – February 29, 2020	140,659,776	178,307	-	122	22,272	1,470	(11,533)	190,638
Exercise of options	63,110	31	-	-	(31)	-	-	-
Restricted Share Units	200,000	312	-	-	-	(312)	-	-
Stock-based compensation	-	-	-	-	420	350	-	770
Earnings for the period	-	-	-	-	-	-	(3,002)	(3,002)
Balance – May 31, 2020	140,922,886	178,650	-	122	22,661	1,508	(14,535)	188,406

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

in thousands of US dollars

	For the six months ended
	May 31, 2020 $	May 31, 2019 $
Cash flows used in operating activities
Earnings (loss) for the period	168,177	(8,845)
Items not affecting cash
Amortization	58	75
Right of use asset amortization	86	-
Loss on working capital written-off upon joint venture formation	18	-
Gain on derecognition of assets (note 4(a))	(175,770)	-
Loss on equity investment in Ambler Metals LLC. (note 4(b))	739	-
Unrealized foreign exchange loss	11	8
Stock-based compensation	1,966	2,603
Operating lease payments	(97)	-
Net change in non-cash working capital
Increase in accounts receivable	(435)	(148)
Decrease (increase) in deposits and prepaid amounts	246	(894)
Decrease in accounts payable and accrued liabilities	(1,815)	(176)
	(6,816)	(7,377)
Cash flows from investing activities
Mineral properties funding	-	10,200
	-	10,200
(Decrease) increase in cash and cash equivalents	(6,816)	2,823
Effect of exchange rate on cash and cash equivalents	(15)	(8)
Cash and cash equivalents – beginning of period	19,174	22,991
Cash and cash equivalents – end of period	12,343	25,806

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

1)	Nature of operations

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

The unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of May 31, 2020 and our results of operations and cash flows for the six months ended May 31, 2020 and May 31, 2019. The results of operations for the six months ended May 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2020.

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

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on July 7, 2020.

Accounting standards adopted

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

New accounting policy

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Ambler Metals project. We identified Ambler Metals LLC as a VIE as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its investment in Ambler Metals LLC.

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

3)	Accounts receivable

in thousands of dollars

	May 31, 2020 $	November 30, 2019 $
GST input tax credits	31	42
Recoverable payments	-	222
Ambler Metals LLC	668	-
Accounts receivable	699	264

The balance due from Ambler Metals LLC (see note 4 below) consists of services rendered by Trilogy and reimbursements for invoices paid by Trilogy on behalf of Ambler Metals LLC per a service agreement. The balance was paid in full by Ambler Metals LLC subsequent to the quarter end.

4)	Equity method investment

(a)	Formation of Ambler Metals LLC

On February 11, 2020, the Company completed the formation of a 50/50 joint venture named Ambler Metals LLC with South32 Limited (“South32”). As part of the formation of the joint venture, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite Projects, while South32 contributed US$145 million, resulting in each party’s subsidiaries directly owning a 50% interest in Ambler Metals LLC.

Ambler Metals LLC is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals LLC is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals LLC as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals LLC through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals LLC. Our investment in Ambler Metals LLC was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals LLC, which totaled $176 million, as well as $668 thousand of amounts receivable per a service agreement. The following table summarizes the gain on recognition of the UKMP assets upon transfer to the Ambler Metals LLC joint venture on February 11, 2020.

    in thousands of dollars

$
Fair value ascribed to Ambler Metals LLC interest	176,000
Less: carrying value of contributed /eliminated assets
Mineral properties	(30,587)
Property, plant and equipment	(618)
Elimination of Fairbanks warehouse right of use asset	(93)
Elimination of prepaid State of Alaska mining claim fees	(303)
Add:
Demobilization costs of drills	278
Cancellation of Fairbanks warehouse lease liability	93
Fair value of mineral properties purchase option	31,000
Gain on derecognition	175,770

(b)	Carrying value of equity method investment

During the six-month period ended May 31, 2020, Trilogy recognized, based on its 50% ownership interest in Ambler Metals LLC, an equity loss equivalent to its pro rata share of Ambler Metals LLC’s comprehensive loss of $1.48 million for the period between February 11, 2020 (date of joint venture formation) to May 31, 2020. The carrying value of Trilogy’s 50% investment in Ambler Metals LLC as at May 31, 2020 is summarized on the following table.

    in thousands of dollars

$
February 11, 2020, fair value ascribed to Ambler Metals LLC interest	176,000
Share of loss on equity investment for the six-month period ended May 31, 2020	(739)
May 31, 2020, equity method investment	175,261

(c)	The following table summarizes Ambler Metals LLC’s Balance Sheet as at May 31, 2020.

    in thousands of dollars

May 31, 2020 $
Current assets: Cash, deposits and prepaid expenses	86,490
Non - current assets: Property, equipment and mineral properties	31,359
Loan receivable from South32	57,876
Current liabilities: Accounts payable and accrued liabilities	(917)
Non - current liabilities: Lease obligation	(79)
Net assets	174,729

(d)	The following table summarizes Ambler Metals LLC’s comprehensive loss from the formation of the joint venture on February 11, 2020 to the end of the reporting period on May 31, 2020.

in thousands of dollars

February 11 – May 31, 2020 $
Amortization	50
Mineral properties expense	1,080
General and administrative expense	904
Interest income	(557)
Comprehensive loss	1,477

5)	Plant and equipment

in thousands of dollars

	May 31, 2020
	Cost $	Accumulated amortization $	Assets derecognized note 4(a) $	Net $
British Columbia, Canada
Furniture and equipment	63	(36)	-	27
Leasehold improvements	253	(43)	-	210
Computer hardware and software	115	(113)	-	2
Alaska, USA
Machinery, and equipment	3,667	(3,049)	(618)	-
Vehicles	348	(348)	-	-
Computer hardware and software	4	(4)	-	-
	4,450	(3,593)	(618)	239

in thousands of dollars

	November 30, 2019
	Cost $	Accumulated amortization $	Net $
British Columbia, Canada
Furniture and equipment	63	(29)	34
Leasehold improvements	53	(17)	36
Computer hardware and software	115	(112)	3
Alaska, USA
Machinery, and equipment	3,667	(3,026)	641
Vehicles	348	(348)	-
Computer hardware and software	4	(3)	1
	4,250	(3,535)	715

6)	Mineral properties and development costs

in thousands of dollars

	November 30, 2019 $	Acquisition costs reimbursable from Ambler Metals LLC	Assets derecognized note 4(a) $	May 31, 2020 $
Alaska, USA
Ambler (a)	26,631	(44)	(26,587)	-
Bornite (b)	4,000	-	(4,000)	-
	30,631	(44)	(30,587)	-

in thousands of dollars

	November 30, 2018 $	Acquisition costs $	November 30, 2019 $
Alaska, USA
Ambler (a)	26,587	44	26,631
Bornite (b)	4,000	-	4,000
	30,587	44	30,631

(a)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods.

In thousands of dollars

	Three months ended May 31, 2020 $	Three months ended May 31, 2019 $	Six months ended May 31, 2020 $	Six months ended May 31, 2019 $
Alaska, USA
Community	-	146	137	264
Drilling	-	173	-	173
Engineering	-	303	723	624
Environmental	-	136	99	271
Geochemistry and geophysics	-	593	12	758
Land and permitting	-	174	134	360
Project support	-	778	249	1,004
Other income	-	-	-	(1)
Wages and benefits	-	603	191	988
	-	2,906	1,545	4,441

No additional mineral properties expenses were incurred during the three-month period ended May 31, 2020, as on February 11, 2020, upon the formation of the joint venture with South 32, all mineral properties previously held by the Company were contributed to Ambler Metals LLC. The Company continues to fund the Arctic Project feasibility study, costs for which were $0.7 million since the formation of the joint venture on February 11, 2020. The table above is for comparison purposes for the respective periods.

(b)	Derecognition

As part of the formation of the joint venture with South32 on February 11, 2020, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite projects. As a result, $0.62 million of machinery and equipment as well as $30.6 million of mineral properties related to the UKMP were derecognized in Trilogy on February 11, 2020.

7)	Accounts payable and accrued liabilities

in thousands of dollars

	May 31, 2020 $	November 30, 2019 $
Trade accounts payable	232	902
Accrued liabilities	214	721
Accrued salaries and vacation	93	731
Accounts payable and accrued liabilities	539	2,354

8)	Leases

(a)	Right-of-use asset

in thousands of dollars

$
ASC 842 transition as at December 1, 2019	681
Amortization	(86)
Lease accretion	27
Derecognition of Fairbanks warehouse lease	(93)
529

The pre-transition rent deposit of $114 thousand was transferred to the Right-of-use asset upon adoption of ASC 842 on December 1, 2019 and is included in the opening balance of $681 thousand.

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

in thousands of dollars

Six months ended May 31, 2020 $
Operating lease costs	86
Variable lease costs	64
Total lease expense	150

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of May 31, 2020, the weighted-average remaining lease term was 4.1 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the six months ended May 31, 2020 are as follows:

•	Cash paid for amounts included in the measurement of lease liabilities was $96,842.

•	No cash was paid upon termination of a lease for office and warehouse space and reassignment to Ambler Metals LLC that resulted in the derecognition of the right-of-use asset of $92,974 and the operating lease liability of $93,006.

Future minimum payments relating to the lease recognized in our balance sheet as of May 31, 2020 are as follows:

in thousands of dollars

Fiscal year	May 31, 2020 $
2020	90
2021	184
2022	173
2023	211
2024	116
Total undiscounted lease payments	774
Effect of discounting	(175)
Present value of lease payments recognized as lease liability	599

9)	Share capital

Authorized:

    unlimited common shares, no par value

in thousands of dollars, except share amounts

	Number of shares	Ascribed value $
November 30, 2018	131,585,612	164,069
Exercise of options	1,725,776	1,123
Restricted Share Units	412,501	424
Deferred Share Units	182,132	189
Exercise of warrants	6,521,740	12,166
November 30, 2019	140,427,761	177,971
Exercise of options	82,624	38
Restricted Share Units	412,501	642
May 31, 2020, issued and outstanding	140,922,886	178,651

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of May 31, 2020, 11,927 NovaGold DSUs remained outstanding representing a right to receive 1,988 common shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)	Stock options

During the period ended May 31, 2020, the Company granted 2,325,000 options (2019 – 2,527,500 options) at a weighted-average exercise price of CAD$2.93 (2019 – CAD$2.96) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The weighted-average fair value attributable to options granted in the period was $0.96 (2019 - $1.08).

For the period ended May 31, 2020, Trilogy recognized a stock-based compensation charge of $1.58 million (2019 – $1.94 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

May 31, 2020
Risk-free interest rates	1.50%
Exercise price	CAD$3.07
Expected life	3.0 years
Expected volatility	63.3%
Expected dividends	Nil

As of May 31, 2020, there were 1,453,338 non-vested options outstanding with a weighted average exercise price of $2.15; the non-vested stock option expense not yet recognized was $0.71 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the period ended May 31, 2020 is as follows:

		May 31, 2020
	Number of options	Weighted average exercise price $
Balance – beginning of the period	9,205,600	1.05
Granted	2,325,000	2.13
Exercised	(151,667)	0.56
Forfeited	(260,000)	2.15
Balance – end of period	11,118,933	1.25

The following table summarizes information about the stock options outstanding at May 31, 2020.

	Outstanding			Exercisable		Unvested
Range of price	Number of outstanding options	Weighted average years to expiry	Weighted average exercise price $	Number of exercisable options	Weighted average exercise price $	Number of unvested options
$0.32 to $0.50	3,901,433	0.81	0.40	3,901,433	0.81	-
$0.51 to $1.00	1,845,000	2.48	0.73	1,845,000	2.48	-
$1.01 to $1.50	225,000	2.87	1.29	175,000	2.83	50,000
$1.51 to $2.00	915,000	4.41	1.72	898,333	4.43	16,667
$2.01 to $2.54	4,232,500	4.03	2.17	2,895,829	3.92	1,336,671
	11,118,933	2.65	1.25	9,715,595	2.43	1,403,338

The aggregate intrinsic value of vested share options (the market value less the exercise price) at May 31, 2020 was $8.3 million (2019 - $17.6 million) and the aggregate intrinsic value of exercised options for the three months ended May 31, 2020 was $0.18 million (2019 - $0.30 million).

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

A summary of the Company’s unit plans and changes during the period ended May 31, 2020 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the period	212,501	1,137,488
Granted	200,000	44,903
Vested/paid	(412,501)	-
Balance – end of period	-	1,182,391

For the period ended May 31, 2020, Trilogy recognized a stock-based compensation charge of $0.39 million (2019- $0.66 million), net of estimated forfeitures.

The 200,000 RSUs granted and fully vested during the period were settled on April 16, 2020 through the issuance of 200,000 common shares. The 225,000 RSUs granted for the annual incentive payout for the 2018 fiscal year vested half on the grant date and half on the first anniversary of the grant date. RSUs vesting in December 2019 were settled on December 17, 2019 through the issuance of 212,501 common shares.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at May 31, 2020 is limited to the Canadian dollar balances consisting of cash of CDN$87,000, accounts receivable of CDN$42,000 and accounts payable of CDN$347,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $16,000.

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

Contractually obligated cash flow requirements as at May 31, 2020 are as follows:

in thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	539	539	-	-	-
	539	539	-	-	-

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2020, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

11)	Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 8(b) above.

12)	Subsequent event

Subsequent to the end of the second quarter, on June 1, 2020, the newly appointed CEO was granted a one-time stock option grant, per his employment agreement, of 1.6 million stock options vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date. In addition to this grant, the new CEO was also granted 170,000 stock options in lieu of salary for the June 1, 2020 to September 30, 2020 employment period. These options fully vest on September 30, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion and Analysis

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the Company and Ambler Metals LLC’s funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects, sufficiency of the $145 million subscription price to fund the UKMP (as defined below) through feasibility and the permitting of the first mine; impact of COVID-19 on the 2020 field season; market prices for precious and base metals; the timing of the feasibility study on the Arctic project; timing of the issuance of the Record of Decision by the BLM and the issuance of the Clean Water Act (CWA) Section 404 permit from the United States Army Corp. of Engineers, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

•	our ability to achieve production at the Upper Kobuk Mineral Projects;

•	the accuracy of our mineral resource and reserve estimates;

•	the results, costs and timing of future exploration drilling and engineering;

•	timing and receipt of approvals, consents and permits under applicable legislation;

•	the adequacy of our financial resources;

•	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties;

•	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

•	continued good relationships with South32 Limited (“South32”), our joint venture partner, as well as local communities and other stakeholders;

•	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;

•	expected trends and specific assumptions regarding metal prices and currency exchange rates;

•	the potential impact of the novel coronavirus (COVID-19); and

•	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated July 7, 2020 and provides an analysis of our unaudited interim financial results for the quarter ended May 31, 2020 compared to the quarter ended May 31, 2019.

The following information should be read in conjunction with our May 31, 2020 unaudited interim condensed consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2019. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Description of business

We are a base metals exploration company focused on the exploration and development of mineral properties, through our equity investee, in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”) were contributed into a 50/50 joint venture named Ambler Metals LLC (“Ambler Metals”) between Trilogy and South32 on February 11, 2020 (see below). The projects contributed to Ambler Metals consist of: i) the Ambler lands which host the Arctic copper-zinc-lead-gold-silver project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which host the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets.

Project Activities

Deferral of the 2020 Summer Exploration Programs at the UKMP

Through Ambler Metals, we and our joint venture partner, South32 Limited (“South32”) have decided not to proceed with the 2020 exploration program after assessing the current novel coronavirus (COVID-19) environment. Ambler Metals gave due consideration to the merits of carrying out an abridged work program at the UKMP. However, given the continued uncertainty resulting from COVID-19, ongoing safety concerns (despite added safety protocols including physical distancing, protective equipment and testing)and the fact that, due to COVID-19, the planned field season had already been delayed to the point at which any field season would provide limited critical path benefits, the decision has been made not to proceed with a 2020 field season. The safety of our employees, contractors and the communities where we work is paramount. We are disappointed as we know delay affects everyone involved, including our partner NANA and our NANA shareholder hires.

2020 Operating Budget for the Upper Kobuk Mineral Projects

In a press release dated February 26, 2020, the Company announced that Ambler Metals had approved a 2020 program budget of $22.8 million for the advancement of the UKMP. The budget is 100% funded by Ambler Metals. The 2020 program budget includes 10,000 meters of drilling at the Arctic Project, 2,500 meters of drilling within the Ambler Volcanogenic Massive Sulphide (“VMS”) Belt and geological mapping and geochemical soil sampling at the Bornite Project. However, due to the Coronavirus outbreak, the drilling programs have been deferred, see “Deferral of the 2020 Summer Exploration Programs at the UKMP” above and “Impact of Coronavirus (COVID-19)” below. Project activities during the second quarter consisted of non-drilling, off-site analytical activities focused on updating drilling data, composite sample collection and updates to geological models.

Arctic Project

Activities at the Arctic Project during the second quarter focused mainly on updating the 2020 Arctic resource and metallurgical drill program for resource definition and variability testing and planning for the next stages of engineering studies to advance the project towards permitting and development. Work on the feasibility study for the Arctic project continued during the second quarter, with an expected completion date early in the third quarter of 2020.

Bornite Project

The Bornite geological model was updated during the second quarter incorporating the 2019 drill program results. Additional sample collection from Bornite drill core was completed during the quarter for age determinations on certain mineral species. Five additional composite samples from the potential underground resource area were collected and metallurgical work was started during the quarter.

Regional Exploration Project

Regional project activities during the second quarter consisted mainly of updating the Sunshine prospect geologic model incorporating the 2019 drill results. In addition, metallurgical work began on five composite samples from the Sunshine prospect. Test work is ongoing and will continue through the third quarter. The Company also continued its review of historical exploration data collected for the Ambler Mining District.

Impact of Coronavirus (COVID-19)

With respect to the outbreak of COVID-19, Trilogy recognizes that the situation is extremely fluid and is monitoring the State of Alaska Health Department and Federal Centers for Disease Control and Prevention (“CDC”) recommendations and restrictions on travel. These recommendations and restrictions have significantly impacted our ability to conduct the planned work programs during the fiscal 2020 field season. Our highest priority is the health, safety and welfare of our employees, contractors and community members. As a result, we and our joint venture partner, through Ambler Metals, have determined it prudent to defer the planned exploration drilling activities at the UKMP for this season.

Ambler Mining District Industrial Access Project (AMDIAP)

In a press release dated March 27, 2020, the Company announced the release of the final Environmental Impact Statement (EIS) by the United States Bureau of Land Management (BLM). The final step in the permitting process for the AMDIAP is the issuance of the Record of Decision by the BLM, which is expected to be issued in July 2020.

Corporate developments

Annual General Meeting

The Annual General Meeting of shareholders was held on May 28, 2020. At the Annual General Meeting, all directors nominated by the Company and standing for election were elected by shareholders of the Company, with each director receiving no less than 99.75% of the votes cast.

Appointment of New President and CEO

Tony Giardini was appointed as President and CEO of the Company effective June 1, 2020. Mr. Giardini has been a director of the Company since 2012 and will continue to be an executive director. Mr. Giardini has extensive experience as an executive officer and key leadership team member with his previous roles as President of Ivanhoe Mines Ltd. (“Ivanhoe”), a base metals development and exploration company, and as Chief Financial Officer at Kinross Gold Corporation, a senior gold producer. Mr. Giardini has extensive experience with joint ventures and large capital projects, including Ivanhoe’s three large development assets, Platreef, Kipushi and Kamoa-Kakula.

Joint Venture

Option agreement

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to form a Joint Venture with South32 Group Operations Pty Ltd., a wholly-owned subsidiary of South32, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. on the UKMP (“Option Agreement”). Under the terms of the Option Agreement, as amended, Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. South32 exercised its option on December 19, 2019.

Formation of joint venture

On February 11, 2020, Trilogy completed the formation of the 50/50 joint venture with South32. Trilogy contributed all its assets associated with the 172,675-hectare UKMP, including the Arctic and Bornite Projects, while South32 contributed a subscription price of US$145 million (the “Subscription Price”), resulting in each party owning a 50% interest in Ambler Metals. The Subscription Price will be used to advance the Arctic and Bornite Projects, along with exploration in the Ambler mining district. With Ambler Metals being well funded, with access to $145 million, Trilogy does not expect to fund programs and budgets to advance the UKMP until the Subscription Price is spent by Ambler Metals. To assist Ambler Metals during the initial set up phase, Trilogy is paying all of Ambler Metals’ invoices and being reimbursed pursuant to a services agreement (the “Services Agreement”) until the back office is fully transitioned to a new team employed by Ambler Metals, which will be no longer than the end of the year.

Ambler Metals is an independently operated company controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which totaled $175 million as well as $0.7 million of amounts receivable per a Service Agreement between Trilogy and Ambler Metals. The amounts receivable as at May 31, 2020 has been subsequently collected.

During the three-month period ended May 31, 2020, Ambler Metals loaned $57.5 million back to South32 and retained $87.5 million. The loan has a 7-year maturity date, but Ambler Metals will begin to draw down on the loan with cash calls to South32 to fund its 50% share of the 2021 budget to advance development studies, resource drilling and regional exploration programs. The loan is secured by South32’s membership interest in Ambler Metals and guaranteed by South32 International Investment Holdings Pty Ltd. Trilogy currently estimates that the Subscription Price, which includes the funds to be repaid under the loan, will fund the UKMP through feasibility and the permitting of the first mine to be developed in the Ambler mining district. Once the full amount of the Subscription Price payment of $145 million is expended, the parties will contribute funding pro rata, as contemplated by the operating agreement which governs Ambler Metals.

Summary of results

in thousands of dollars,

except for per share amounts

Three months ended			Six months ended
Selected expenses	May 31, 2020 $	May 31, 2019 $	May 31, 2020 $	May 31, 2019 $
General and administrative	433	436	1,084	928
Mineral properties expense	-	2,906	1,545	4,441
Feasibility study	742	-	742	-
Professional fees	198	153	866	244
Salaries	226	282	450	563
Salaries – stock-based compensation	770	664	1,966	2,603
Investor relations	101	175	227	292
Gain on derecognition of assets contributed to joint venture	-	-	(175,770)	-
Equity in investee	561	-	739	-
Comprehensive earnings (loss) for the period	(3,002)	(4,509)	168,177	(8,845)
Basic earnings (loss) per common share	($0.02)	($0.04)	$1.20	($0.07)
Diluted earnings (loss) per common share	($0.02)	($0.04)	$1.13	($0.07)

For the three months ended May 31, 2020, Trilogy reported loss of $3.0 million (or $0.02 basic and diluted loss per common share). For the comparable period in 2019, we reported a net loss of $4.5 million (or $0.04 basic and diluted loss per common share).

The decrease in comprehensive loss is primarily due to the elimination of mineral properties expense as these expenditures became the responsibility of Ambler Metals subsequent to the formation of the joint venture with South32 on February 11, 2020. For the three-month period ended May 31, 2019, Trilogy spent $2.9 million in mineral properties expense, mostly consisting of internal engineering studies for the Bornite and Arctic Projects, meteorological and air quality studies for the Arctic Project and costs associated with preparing the camp for the field season.

Other variances in relation to the comparative three-month period ended May 31, 2020 consists of the following: i) feasibility study expenses of $0.7 million were related to the Arctic Project, and include costs incurred subsequent to the formation of Ambler Metals on February 11, 2020, for which there are no prior year comparatives; ii) share of loss in equity investment in Ambler Metals of $0.6 million, amounts for which do not exist in the comparable second quarter of 2019; iii) an increase of $0.1 million in stock-based compensation primarily due to option and restricted share unit (“RSU”) awards that were granted and fully vested during the quarter; and iv) a decrease of $0.07 million in investor relations as marketing events scheduled during the quarter were postponed due to the impact of COVID-19.

For the six- month period ended May 31, 2020, Trilogy reported comprehensive earnings of $168 million (or $1.20 basic and $1.13 diluted earnings per common share). For the comparable period in 2019, we reported a comprehensive loss of $8.8 million (or $0.07 basic and diluted loss per common share). The differences for the six-month period ended May 31, 2020, when compared to the same period in 2019, are primarily due to the gain of $176 million recognized from the contribution of mineral property assets to the joint venture with South32 upon formation of the Ambler Metals on February 11, 2020. This gain was offset by a $0.7 million loss reflecting the Company’s 50% equity share of Ambler Metals operating loss for the six-month period ended May 31, 2020. There is no comparable amount in the second quarter of 2019.

Other variances noted for the comparative six-month period ended May 31, 2020 consist of the following: i) an increase in general and administrative expenses of $0.2 million, primarily due to executive recruiting fees; ii) an elimination of $2.9 million in mineral properties expense as all mineral property assets were contributed to Ambler Metals upon formation of the joint venture on February 11, 2020; iii) an increase of $0.6 million in professional fees primarily attributed to the implementation of new lease accounting standards, legal fees related to the formation of the joint venture and consulting fees for the former CEO Rick Van Nieuwenhuyse who remained as a consultant to Trilogy through to February 29, 2020; iv) the inclusion of $0.1 million in salaries in stock based compensation for the interim CEO; and iv) a decrease of $0.6 million in stock-based compensation driven primarily by a combination of a 200,000 unit reduction in the number of stock options granted as well as a lower share price contributing to a lower fair value for stock options, RSUs and deferred share units (“DSU”) granted during the six-month period ended May 31, 2020.

Selected financial data

Quarterly information

in thousands of dollars,

except per share amounts

	Q2 2020	Q1 2020	Q4 2019	Q3 2019	Q2 2019	Q1 2019	Q4 2018	Q3 2018
	05/31/20 $	02/28/20 $	11/30/19 $	08/31/19 $	05/31/19 $	02/28/19 $	11/30/18 $	08/31/18 $
Interest and other income	29	62	91	137	150	122	117	135
Mineral property expenses	-	1,545	3,819	10,951	2,906	1,535	3,833	9,051
Share of loss on equity investment	561	178	-	-	-	-	-	-
Earnings (loss) for the period	(3,002)	171,179	(6,525)	(12,535)	(4,509)	(4,336)	(5,319)	(9,920)
Earnings (loss) per common share – basic	(0.02)	1.22	(0.05)	(0.09)	(0.04)	(0.03)	(0.04)	(0.08)
Earnings (loss) per common share – diluted	(0.02)	1.16	(0.05)	(0.09)	(0.04)	(0.03)	(0.04)	(0.08)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of assets and financing activities.

For the three-month period ended May 31, 2020, we reported a comprehensive loss of $3.0 million, which consists of $2.4 million in operating expenses and $0.6 million for Trilogy’s 50% share of Ambler Metals’ operating loss, from the formation of the joint venture on February 11, 2020, to May 31, 2020. There is no prior period comparative for the pro rata share of Ambler Metals operating loss as the joint venture formation was completed during fiscal 2020. When compared to the three-month period ended May 31, 2019, the current period operating expenses was $2.1 million lower. The decrease is primarily due to the elimination of $2.9 million of mineral properties expense for which there are no comparable expenses in the current period, offset by $0.7 million in feasibility study costs in the current period.

For the first quarter of 2020, we reported comprehensive earnings of $171 million which consisted of a gain of $176 million arising from the derecognition of our Alaskan mineral properties upon contribution to the joint venture with South32, offset by Trilogy’s 50% share of Ambler Metals’ operating loss for the period from February 11, 2020 to February 29, 2020 and total expenses of $4.5 million for the period. There are no prior period comparatives for the gain on contribution of Alaskan assets or the pro rata share of Ambler Metals’ operating loss. The expense of $4.4 million incurred for the first quarter of 2020 was slightly higher than the loss of $4.3 million for the first quarter of 2019 primarily due to higher professional fees, general and administrative expense, share of loss on equity investment offset by a lower stock-based compensation cost.

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

Liquidity and capital resources

At May 31, 2020, we had $12.3 million in cash and cash equivalents and working capital of $12.8 million, which is sufficient to fund our ongoing operations for at least the next 12 months. The projects are fully funded by Ambler Metals and we do not anticipate needing to fund our 50% share of future expenditures to advance the projects until Ambler Metals’ $145 million is spent.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at May 31, 2020 are as follows.

In thousands of dollars

	Total $	<1 Year $	1–2 Years $	2–5 Years $	Thereafter $
Accounts payable and accrued liabilities	539	539	-	-	-
Office lease	774	181	379	214	-
	1,313	720	379	214	-

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At July 7, 2020, we had 140,965,583 common shares issued and outstanding. At July 7, 2020, we had outstanding, 12,848,538 stock options with a weighted-average exercise price of $1.37 as well as 1,204,170 DSUs and 11,927 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. Upon exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 14,054,695 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our May 31, 2020 unaudited interim consolidated financial statements

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

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in Ambler Metals. We identified Ambler Metals as a Variable Interest Entity (VIE) as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its investment in Ambler Metals.

Ambler Metals is a non-publicly traded equity investee holding exploration and development projects. The Company reviews and evaluates its investment in affiliates for other than temporary impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that could indicate impairment of an investment in affiliates include a significant decrease in long-term expected copper price, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims or a change in the development plan or strategy for the project. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If the underlying assets are not recoverable, an impairment loss is measured and recorded based on the difference between the carrying amount of the investee and its estimated fair value which may be determined using a discounted cash flow model.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at May 31, 2020 is limited to the Canadian dollar consisting of cash of CDN$87,000, accounts receivable of CDN$42,000 and accounts payable of CDN$347,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $16,000.

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

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31,2020, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility

Item 4.	Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of May 31, 2020. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

Except for the implementation of certain internal controls over the formation of the Ambler Metals joint venture, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended May 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements. In connection with the formation of the Ambler Metals joint venture in February 2020, we modified our internal control over financial reporting to reflect the impact of the formation of the joint venture, which modifications were finalized prior to the filing of the Form 10-Q for the period ended May 31, 2020.

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

The outbreak of the coronavirus (COVID-19) may affect our operations.

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

The Company’s business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the coronavirus emerged in China and the virus has now spread to several other countries, including Canada and the U.S., and infections have been reported globally. The extent to which the coronavirus impacts the Company’s business, including exploration and development activities at Ambler Metals and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus and travel and other restrictions established to curb the spread of the coronavirus, could materially and adversely impact the Company’s business including without limitation, the planned exploration programs at Ambler Metals during the 2020 field season, employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on the its business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447) https://www.sec.gov/Archives/edgar/data/1543418/000106299312000734/exhibit99-2.htm

3.2	Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447) https://www.sec.gov/Archives/edgar/data/1543418/000106299312000734/exhibit99-3.htm

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016) https://www.sec.gov/Archives/edgar/data/1543418/000127956916004324/ex31.htm

10.1	Employment Agreement between Trilogy Metals Inc. and Tony Giardini dated April 20, 2020 https://www.sec.gov/Archives/edgar/data/1543418/000127956920000577/ex101.htm

10.2	Amendment Agreement between Trilogy Metals Inc. and James Gowans dated April 9, 2020 https://www.sec.gov/Archives/edgar/data/1543418/000110465920045204/tm2015554d1_ex10-1.htm

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2020	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini

President and Chief Executive Officer

By:	/s/ Elaine M. Sanders
Elaine M. Sanders

Vice President and Chief Financial Officer