Form 10-Q
period 2020-08-31
Trilogy Metals Inc.
filed 2020-10-07
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of October 7, 2020, the registrant had 143,004,178 Common Shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

		in thousands of US dollars
	August 31, 2020	November 30, 2019
	$	$
Assets
Current assets
Cash and cash equivalents	12,780	19,174
Accounts receivable (note 3)	121	264
Deposits and prepaid amounts	379	719
	13,280	20,157

Equity method investment (note 4)	174,167	—
Plant and equipment (note 5)	222	715
Mineral properties and development costs (note 6)	—	30,631
Rent deposit (note 8 (a))	—	114
Right of use asset (note 8 (a))	503	—
	188,172	51,617
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 7)	1,287	2,354
Current portion of lease liability	152	—
	1,439	2,354

Long-term portion of lease liability (note 8 (b))	447	—
Mineral properties purchase option	—	31,000
	1,886	33,354
Shareholders’ equity
Share capital (note 9) – unlimited common shares authorized, no par value Issued – 142,978,805 (2019 – 140,427,761)	179,310	177,971
Contributed surplus	122	122
Contributed surplus – options (note 9(a))	23,024	21,123
Contributed surplus – units (note 9(b))	1,549	1,759
Deficit	(17,719)	(182,712)
	186,286	18,263
	188,172	51,617

Commitments (note 11)

(See accompanying notes to the interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	3

Trilogy Metals Inc.

Interim Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss)

(unaudited)

	in thousands of US dollars, except share and per share amounts
	For the three months ended		For the nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
	$	$	$	$
Expenses
Amortization	17	31	75	106
Feasibility study (note 6(a))	232	—	974	—
Foreign exchange (gain) loss	37	3	44	(26)
General and administrative	265	435	1,349	1,363
Investor relations	156	164	383	456
Mineral properties expense (note 6(a))	—	10,951	1,545	15,392
Professional fees	165	414	1,031	658
Salaries	170	272	620	835
Salaries – stock-based compensation	1,064	402	3,030	3,005
Total expenses	2,106	12,672	9,051	21,789
Other items
Gain on derecognition of assets contributed to joint venture (note 4(a))	—	—	(175,770)	—
Share of loss on equity investment (note 4(b))	1,094	—	1,833	—
Interest and other income	(16)	(137)	(107)	(409)
Comprehensive (loss) earnings for the period	(3,184)	(12,535)	164,993	(21,380)
Basic (loss) earnings per common share	(0.02)	(0.09)	1.17	(0.16)
Diluted (loss) earnings per common share	(0.02)	(0.09)	1.12	(0.16)
Basic weighted average number of common shares outstanding	141,018,130	136,981,179	140,807,319	133,677,437
Diluted weighted average number of common shares outstanding	141,018,130	136,981,179	146,660,689	133,677,437

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	4

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

					Contributed	Contributed		Total
				Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – November 30, 2018	131,585,612	164,069	2,253	122	19,076	1,489	(154,807)	32,202
Exercise of options	44,230	28	—	—	(28)	—	—	—
Restricted Share Units	412,501	424	—	—	—	(424)	—	—
Stock-based compensation	—	—	—	—	1,586	353	—	1,939
Loss for the period	—	—	—	—	—	—	(4,336)	(4,336)
Balance – February 28, 2019	132,042,343	164,521	2,253	122	20,634	1,418	(159,143)	29,805
Exercise of options	101,064	53	—	—	(53)	—	—	—
Stock-based compensation	—	—	—	—	355	309	—	664
Loss for the period	—	—	—	—	—	—	(4,509)	(4,509)
Balance – May 31, 2019	132,143,407	164,574	2,253	122	20,936	1,727	(163,652)	25,960
Exercise of options	57,818	41	—	—	(41)	—	—	—
Stock-based compensation	—	—	—	—	288	114	—	402
Deferred share units	182,132	189	—	—	—	(189)	—	—
Exercise of warrants	6,521,740	12,166	(2,253)					9,913
Loss for the period	—	—	—	—	—	—	(12,535)	(12,535)
Balance – August 31, 2019	138,905,097	176,970	—	122	21,183	1,652	(176,187)	23,740

Balance – November 30, 2019	140,427,761	177,971	—	122	21,123	1,759	(182,712)	18,263
Exercise of options	19,514	6	—	—	(6)	—	—	—
Restricted Share Units	212,501	330	—	—	—	(330)	—	—
Stock-based compensation	—	—	—	—	1,155	41	—	1,196
Earnings for the period	—	—	—	—	—	—	171,179	171,179
Balance – February 29, 2020	140,659,776	178,307	—	122	22,272	1,470	(11,533)	190,638
Exercise of options	63,110	31	—	—	(31)	—	—	—
Restricted Share Units	200,000	312	—	—	—	(312)	—	—
Stock-based compensation	—	—	—	—	420	350	—	770
Loss for the period	—	—	—	—	—	—	(3,002)	(3,002)
Balance – May 31, 2020	140,922,886	178,650	—	122	22,661	1,508	(14,535)	188,406
Exercise of options	2,055,919	660	—	—	(660)	—	—	—
Restricted Share Units	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,023	41	—	1,064
Loss for the period	—	—	—	—	—	—	(3,184)	(3,184)
Balance – August 31, 2020	142,978,805	179,310	—	122	23,024	1,549	(17,719)	186,286

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	5

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the nine months ended
	August 31, 2020	August 31, 2019
	$	$
Cash flows used in operating activities
Earnings (loss) for the period	164,993	(21,380)
Items not affecting cash
Amortization	75	106
Right of use asset amortization	124	—
Loss on working capital written-off upon joint venture formation	18	—
Gain on derecognition of assets (note 4(a))	(175,770)	—
Loss on equity investment in Ambler Metals LLC (note 4(b))	1,833	—
Unrealized foreign exchange loss	12	3
Stock-based compensation	3,030	3,005
Operating lease payments	(142)	—
Net change in non-cash working capital
Decrease (increase) in accounts receivable	143	(336)
Decrease in deposits and prepaid amounts	340	99
(Decrease) increase in accounts payable and accrued liabilities	(1,067)	2,748
	(6,411)	(15,755)
Cash flows from financing activities
Proceeds from exercise of warrants	—	9,913
	—	9,913
Cash flows from investing activities
Acquisition of plant & equipment	—	(494)
Mineral properties funding	—	10,200
	—	9,706
(Decrease) increase in cash and cash equivalents	(6,411)	3,864
Effect of exchange rate on cash and cash equivalents	17	(3)
Cash and cash equivalents – beginning of period	19,174	22,991
Cash and cash equivalents – end of period	12,780	26,852

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	6

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

The unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of August 31, 2020 and our results of operations and cash flows for the nine months ended August 31, 2020 and August 31, 2019. The results of operations for the nine months ended August 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2020.

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

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 6, 2020.

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

The Company adopted ASC 842 using the modified retrospective transition method by applying the transition provision and recording our cumulative adjustment to opening deficit at the beginning of the period of adoption on December 1, 2019, rather than at the beginning of the comparative period presented. Therefore, in the comparative periods, we continue to apply the legacy guidance in ASC 840, including its disclosure requirements. We elected to apply all of the transition practical expedients available, including:

●	the package of three practical expedients to (1) not reassess whether any expired or existing contracts are or contain leases, (2) not reassess the lease classification for any expired or existing leases, and (3) not reassess initial direct costs for any existing lease;
●	the hindsight practical expedient to use hindsight when determining lease term and assessing impairment of right-of-use assets, if any; and

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	7

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

●	the easements practical expedient to continue applying our current policy for accounting for any land easements expired before or existing as of December 1, 2019.

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

3)    Accounts receivable

	in thousands of dollars
	August 31, 2020	November 30, 2019
	$	$
GST input tax credits	15	42
Recoverable payments	—	222
Ambler Metals LLC	106	—
Accounts receivable	121	264

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	8

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Ambler Metals LLC is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals LLC is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals LLC as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals LLC through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals LLC. Our investment in Ambler Metals LLC was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals LLC, which, as at August 31, 2020, totaled $174 million, as well as $106,000 of amounts receivable per a service agreement. The following table summarizes the gain on recognition of the UKMP assets upon transfer to the Ambler Metals LLC joint venture on February 11, 2020.

in thousands of dollars
$
Fair value ascribed to Ambler Metals LLC interest	176,000
Less: carrying value of contributed /eliminated assets
Mineral properties	(30,631)
Property, plant and equipment	(618)
Elimination of Fairbanks warehouse right of use asset	(93)
Elimination of prepaid State of Alaska mining claim fees	(303)
Add:
Reimbursement of claims staking	44
Demobilization costs of drills	278
Cancellation of Fairbanks warehouse lease liability	93
Fair value of mineral properties purchase option	31,000
Gain on derecognition	175,770

(b)	Carrying value of equity method investment

During the nine-month period ended August 31, 2020, Trilogy recognized, based on its 50% ownership interest in Ambler Metals LLC, an equity loss equivalent to its pro rata share of Ambler Metals LLC's comprehensive loss of $3.67 million for the period between February 11, 2020 (date of joint venture formation) to August 31, 2020 and $2.19 million for the three-month period ended August 31, 2020. The carrying value of Trilogy’s 50% investment in Ambler Metals LLC as at August 31, 2020 is summarized on the following table.

in thousands of dollars
$
February 11, 2020, fair value ascribed to Ambler Metals LLC interest	176,000
Share of loss on equity investment for the nine-month period ended August 31, 2020	(1,833)
August 31, 2020, equity method investment	174,167

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	9

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(c)	The following table summarizes Ambler Metals LLC's Balance Sheet as at August 31, 2020.

in thousands of dollars
August 31, 2020
$
Current assets: Cash, deposits and prepaid expenses	84,245
Non - current assets: Property, equipment and mineral properties	31,308
Loan receivable from South32	58,205
Current liabilities: Accounts payable and accrued liabilities	(1,155)
Non - current liabilities: Lease obligation	(64)
Net assets	172,539
(d)	The following table summarizes Ambler Metals LLC's comprehensive loss from the formation of the joint venture on February 11, 2020 to the end of the reporting period on August 31, 2020.

		in thousands of dollars
	Three months ended	Nine months ended
	August 31, 2020	August 31, 2020
	$	$
Amortization	37	87
Mineral properties expense	1,329	2,409
General and administrative expense	1,168	2,072
Interest income	(345)	(902)
Comprehensive loss	2,189	3,666

5)    Plant and equipment

	in thousands of dollars
	August 31, 2020
			Assets
		Accumulated	derecognized
	Cost	amortization	note 4(a)	Net
	$	$	$	$
British Columbia, Canada
Furniture and equipment	63	(39)	—	24
Leasehold improvements	253	(56)	—	197
Computer hardware and software	115	(114)	—	1
Alaska, USA
Machinery, and equipment	3,667	(3,049)	(618)	—
Vehicles	348	(348)	—	—
Computer hardware and software	4	(4)	—	—
	4,450	(3,610)	(618)	222

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	10

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

	in thousands of dollars
	November 30, 2019
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	63	(29)	34
Leasehold improvements	53	(17)	36
Computer hardware and software	115	(112)	3
Alaska, USA
Machinery, and equipment	3,667	(3,026)	641
Vehicles	348	(348)	—
Computer hardware and software	4	(3)	1
	4,250	(3,535)	715

6)    Mineral properties and development costs

			in thousands of dollars
	November 30, 2019	Assets	August 31, 2020
		derecognized
		note 4(a)

	$	$	$
Alaska, USA
Ambler (a)	26,631	(26,631)	—
Bornite (b)	4,000	(4,000)	—
	30,631	(30,631)	—

			in thousands of dollars
	November 30, 2018	Acquisition costs	November 30, 2019
	$	$	$
Alaska, USA
Ambler (a)	26,587	44	26,631
Bornite (b)	4,000	—	4,000
	30,587	44	30,631

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	11

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(a)	Mineral properties expense

The following table summarizes mineral properties expense for the noted periods.

	In thousands of dollars
	Three months ended	Three months ended	Nine months ended	Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
	$	$	$	$
Alaska, USA
Community	—	164	137	428
Drilling	—	4,760	—	4,933
Engineering	—	663	723	1,287
Environmental	—	153	99	424
Geochemistry and geophysics	—	252	12	1,010
Land and permitting	—	163	134	523
Project support	—	3,062	249	4,066
Other income	—	—	—	(1)
Wages and benefits	—	1,734	191	2,722
	—	10,951	1,545	15,392

No additional mineral properties expenses were incurred during the three-month period ended August 31, 2020, as on February 11, 2020, upon the formation of the joint venture with South 32, all mineral properties previously held by the Company were contributed to Ambler Metals LLC. The Company continues to fund the Arctic Project feasibility study, costs for which were $1.0 million since the formation of the joint venture on February 11, 2020. Prior to the formation of the joint venture, the Company had also incurred $0.7 million in Arctic Project feasibility costs that are included in the mineral properties expense balance of $1.5 million for the nine-month period ended August 31, 2020.The table above is for comparison purposes for the respective periods.

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

7)    Accounts payable and accrued liabilities

		in thousands of dollars
	August 31, 2020	November 30, 2019
	$	$
Trade accounts payable	142	902
Accrued liabilities	101	721
Accrued salaries and vacation	1,044	731
Accounts payable and accrued liabilities	1,287	2,354

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	12

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

8)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
ASC 842 transition as at December 1, 2019	681
Amortization	(124)
Lease accretion	39
Derecognition of Fairbanks warehouse lease	(93)
503

The pre-transition rent deposit of $0.11 million was transferred to the Right-of-use asset upon adoption of ASC 842 on December 1, 2019 and is included in the opening balance of $0.68 million.

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

in thousands of dollars
Nine months ended
August 31, 2020
$
Operating lease costs	124
Variable lease costs	97
Total lease expense	221

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of August 31, 2020, the weighted-average remaining lease term was 3.9 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the nine months ended August 31, 2020 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $141,784.
●	No cash was paid upon termination of a lease for office and warehouse space and reassignment to Ambler Metals LLC that resulted in the derecognition of the right-of-use asset of $92,974 and the operating lease liability of $93,006.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	13

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Future minimum payments relating to the lease recognized in our balance sheet as of August 31, 2020 are as follows:

in thousands of dollars
August 31, 2020
Fiscal year	$
2020	48
2021	195
2022	184
2023	223
2024	122
Total undiscounted lease payments	772
Effect of discounting	(173)
Present value of lease payments recognized as lease liability	599

9)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2018	131,585,612	164,069
Exercise of options	1,725,776	1,123
Restricted Share Units	412,501	424
Deferred Share Units	182,132	189
Exercise of warrants	6,521,740	12,166
November 30, 2019	140,427,761	177,971
Exercise of options	2,138,543	697
Restricted Share Units	412,501	642
August 31, 2020, issued and outstanding	142,978,805	179,310

On April 30, 2012, in connection with the transaction with NovaGold Resources Inc. whereby Trilogy was spun-out to NovaGold shareholders and publicly listed, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”) on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of August 31, 2020, 11,927 NovaGold DSUs remained outstanding representing a right to receive 1,988 common shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)	Stock options

During the nine-month period ended August 31, 2020, the Company granted 4,095,000 options (2019 - 2,527,500 options) at a weighted-average exercise price of CAD$2.80 (2019 - CAD$2.96) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The weighted-average fair value attributable to options granted in the period was $0.90 (2019 - $1.08).

For the nine-month period ended August 31, 2020, Trilogy recognized a stock-based compensation charge of $2.60 million (2019 – $2.23 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	14

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the nine-month period ended August 31, 2020 are as provided below.

August 31, 2020
Risk-free interest rates	0.97%
Exercise price	CAD$2.74
Expected life	3 years
Expected volatility	64.3%
Expected dividends	Nil

As of August 31, 2020, there were 2,373,337 non-vested options outstanding with a weighted average exercise price of $2.15; the non-vested stock option expense not yet recognized was $1.13 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the nine-month period ended August 31, 2020 is as follows:

	August 31, 2020
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of the period	9,205,600	1.11
Granted	4,095,000	2.14
Exercised	(2,924,221)	0.56
Forfeited	(710,000)	2.26
Balance – end of period	9,666,379	1.63

The following table summarizes information about the stock options outstanding at August 31, 2020.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of price	options	to expiry	$	options	$	options
$0.34 to $0.50	1,304,879	0.24	0.36	1,304,879	0.36	—
$0.51 to $1.00	1,765,000	1.85	0.68	1,765,000	0.68	—
$1.01 to $1.50	129,000	2.50	1.27	129,000	1.27	—
$1.51 to $2.00	2,685,000	4.55	1.94	1,448,333	1.89	1,236,667
$2.01 to $2.50	3,695,000	3.84	2.29	2,558,330	2.28	1,136,670
$2.51 to $2.61	87,500	3.61	2.58	87,500	2.58	—
	9,666,379	3.17	1.63	7,293,042	2.77	2,373,337

The aggregate intrinsic value of vested share options (the market value less the exercise price) at August 31, 2020 was $5.2 million (2019 - $10.6 million) and the aggregate intrinsic value of exercised options for the nine months ended August 31, 2020  was  $4.5 million (2019 - $0.50 million).

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	15

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

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

A summary of the Company’s unit plans and changes during the nine-month period ended August 31, 2020 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the period	212,501	1,137,488
Granted	200,000	66,682
Vested/paid	(412,501)	—
Balance – end of period	—	1,204,170

For the nine-month period ended August 31, 2020, Trilogy recognized a stock-based compensation charge of $0.43 million (2019- $0.78 million), net of estimated forfeitures.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at August 31, 2020 is limited to the Canadian dollar balances consisting of cash of CDN$1,462,000, accounts receivable of CDN$20,000 and accounts payable of CDN$1,500,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $5,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	16

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

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

Contractually obligated cash flow requirements as at August 31, 2020 are as follows:

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,287	1,287	—	—	—
	1,287	1,287	—	—	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2020, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

11)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 8(b) above.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Third Quarter Ended August 31, 2020

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the Company and Ambler Metals LLC’s funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects, sufficiency of the $145 million subscription price to fund the UKMP (as defined below) through feasibility and the permitting of the first mine; impact of COVID-19 on the Company’s operations; market prices for precious and base metals; the timing of the feasibility study on the Arctic project; timing of the issuance of the Record of Decision by the BLM (as defined below) and the issuance of the Clean Water Act (CWA) Section 404 permit from the United States Army Corp. of Engineers, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32 Limited (“South32”), our joint venture partner, as well as local communities and other stakeholders;

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	18

●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates;
●	the potential impact of the novel coronavirus (COVID-19); and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	commodity price fluctuations;
●	our history of losses and expectation of future losses;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks related to market events and general economic conditions;
●	risks related to the outbreak of the coronavirus (COVID-19);
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	19

●	uncertainty related to title to our mineral properties;
●	risks related to the acquisition and integration of operations or projects;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act;
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends; and
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated October 6, 2020 and provides an analysis of our unaudited interim financial results for the quarter ended August 31, 2020 compared to the quarter ended August 31, 2019.

The following information should be read in conjunction with our August 31, 2020 unaudited interim condensed consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2019. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	20

Richard Gosse, P.Geo., is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE American Stock Exchange (“NYSE American”) under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

We are a base metals exploration company focused on the exploration and development of mineral properties, through our equity investee, in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”) were contributed into a 50/50 joint venture named Ambler Metals LLC (“Ambler Metals”) between Trilogy and South32 on February 11, 2020 (see below). The projects contributed to Ambler Metals consist of: i) the Ambler lands which host the Arctic copper-zinc-lead-gold-silver project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which hosts the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets.

Project Activities

Deferral of the 2020 Summer Exploration Programs at the UKMP

Through Ambler Metals, we and our joint venture partner, South32 decided not to proceed with the 2020 exploration program after assessing the current novel coronavirus (COVID-19) environment. Ambler Metals gave due consideration to the merits of carrying out an abridged work program at the UKMP. However, given the continued uncertainty resulting from COVID-19, ongoing safety concerns (despite added safety protocols including physical distancing, protective equipment and testing) and the fact that, due to COVID-19, the planned field season had already been delayed to the point at which any field season would provide limited critical path benefits, the decision was made not to proceed with a 2020 field season. We are disappointed at having to defer the 2020 exploration program as we know this delay affects all stakeholders, including our partner NANA and our NANA shareholder hires. However, the safety of our employees, contractors and the communities where we work is paramount.

2020 Operating Budget for the Upper Kobuk Mineral Projects

In a press release dated February 26, 2020, the Company announced that Ambler Metals had approved a 2020 program budget of $22.8 million for the advancement of the UKMP. The budget was to be 100% funded by Ambler Metals. The 2020 program budget included 10,000 meters of drilling at the Arctic Project, 2,500 meters of drilling within the Ambler Volcanogenic Massive Sulphide (“VMS”) Belt and geological mapping and geochemical soil sampling at the Bornite Project. However, due to the Coronavirus outbreak, the drilling programs were deferred, see “Deferral of the 2020 Summer Exploration Programs at the UKMP” above and “Impact of Coronavirus (COVID-19)” below. Project activities during the third quarter consisted of non-drilling and off-site activities described below.

Arctic Project

During the third quarter, the Company updated the geologic model for the Arctic Project and focused mainly on refining the 2020 Arctic resource and metallurgical drill program for resource definition and variability testing. In addition, a conditional simulation for the Arctic resource to optimize drill spacing for the conversion of resources to the measured category and to upgrade the talc model and Life of Mine Plan was initiated with Golder and Associates.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	21

Arctic Project Feasibility Results

In a press release dated August 20, 2020, the Company announced the positive results of its feasibility study (“FS”) for the Arctic Project. The FS was prepared on a 100% ownership basis, of which Trilogy’s share is 50%. The FS describes the technical and economic viability of establishing a conventional open-pit copper-zinc-lead-silver-gold mine and mill complex for a 10,000 tonne per day operation for a minimum 12-year mine life.

Bornite Project

The Bornite geologic model was updated during the third quarter incorporating the 2019 drill program results. A machine learning geochemical modelling project to assist in defining the controls on high-grade copper mineralization was initiated during the third quarter with the Irish Centre for Research in Applied Geosciences. Metallurgical work continued during the third quarter on five composite samples from the below-pit Bornite resource area. Test work is ongoing and will continue through the fourth quarter.

Regional Exploration Project

Regional project activities during the third quarter consisted mainly of updating the Sunshine prospect geologic model with the 2019 drill results. Metallurgical work continued during the third quarter on five composite samples from the Sunshine prospect. Test work is ongoing and will continue through the fourth quarter. Multispectral WorldView-3 satellite imagery was collected over the central portion of the Ambler VMS Belt during the third quarter. Processing and interpretation of the imagery will be completed during the fourth quarter.

Ambler Mining District Industrial Access Project (AMDIAP)

In a press release dated July 23, 2020, the Company, along with our joint venture partner South32, announced the signing of the Record of Decision by the United States Bureau of Land Management (“BLM”) for the Ambler Mining District Industrial Access Project. The Record of Decision approves the development of the northern route which is to be a 211-mile private gravel access road in the southern Brooks Range foothills to provide industrial access to the Ambler Mining District.

Joint Venture

Option agreement

On April 10, 2017, Trilogy and Trilogy Metals US entered into an Option Agreement to form a Joint Venture with South32 Group Operations Pty Ltd., a wholly-owned subsidiary of South32, which agreement was later assigned by South32 Operations Pty Ltd. to its affiliate, South32 USA Exploration Inc. on the UKMP (“Option Agreement”). Under the terms of the Option Agreement, as amended, Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. South32 exercised its option on December 19, 2019.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	22

Ambler Metals is an independently operated company controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of August 31, 2020, totaled $174 million as well as $106,000 of amounts receivable per a Service Agreement between Trilogy and Ambler Metals. The amounts receivable as at August 31, 2020 was subsequently collected.

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

Summary of results

	in thousands of dollars,
	except for per share amounts
	Three months ended		Nine months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Selected expenses	$	$	$	$
General and administrative	265	435	1,349	1,363
Mineral properties expense	—	10,951	1,545	15,392
Feasibility study	232	—	974
Professional fees	165	414	1,031	658
Salaries	170	272	620	835
Salaries – stock-based compensation	1,064	402	3,030	3,005
Investor relations	156	164	383	456
Gain on derecognition of assets contributed to joint venture	—	—	(175,770)	—
Equity in investee	1,094	—	1,833	—
Comprehensive earnings (loss) for the period	3,184	(12,535)	164,993	(21,380)
Basic earnings (loss) per common share	$(0.02)	$(0.09)	$1.17	$(0.16)
Diluted earnings (loss) per common share	$(0.02)	$(0.09)	$1.12	$(0.16)

For the three months ended August 31, 2020, Trilogy reported a loss of $3.2 million (or $0.02 basic and diluted loss per common share). For the comparable period in 2019, we reported a net loss of $12.5 million (or $0.09 basic and diluted loss per common share).

The decrease in comprehensive loss is primarily due to the elimination of mineral properties expense as these expenditures became the responsibility of Ambler Metals subsequent to the formation of the joint venture with South32 on February 11, 2020. For the three-month period ended August 31, 2019, for which there are no current period comparatives, Trilogy spent $11 million in mineral properties expense, mostly consisting of drilling costs for the Bornite,

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	23

Arctic and Regional Projects, project support costs such as camp operations, fixed wing charters and helicopters for the field season, and engineering and environment studies for the Arctic Project.

Other variances in relation to the comparative three-month period ended August 31, 2020 consists of the following: i) feasibility study expenses of $0.2 million were related to the Arctic Project, and include costs incurred subsequent to the formation of Ambler Metals on February 11, 2020; ii) share of loss in equity investment in Ambler Metals of $1.1 million, which do not exist in the comparable third quarter of 2019; iii) a decrease of $0.1 million in salaries as CEO compensation that was salary based in the comparative period is stock based in the current period; iv) a decrease of $0.2 million in professional fees primarily due to lower legal fees; v) a decrease of $0.2 million in general and administrative expenses primarily due to lower travel cost imposed by COVID-19 restrictions; and vi) an increase of $0.7 million in stock-based compensation due to 1.8 million more options being granted during the current quarter versus the comparative period.

For the nine-month period ended August 31, 2020, Trilogy reported comprehensive earnings of $165 million (or $1.17 basic and $1.12 diluted earnings per common share). For the comparable period in 2019, we reported a comprehensive loss of $21.3 million (or $0.16 basic and diluted loss per common share). The differences for the nine-month period ended August 31, 2020, when compared to the same period in 2019, are primarily due to the gain of $176 million recognized from the contribution of mineral property assets to the joint venture with South32 upon formation of the Ambler Metals on February 11, 2020. This gain was offset by a $1.8 million loss reflecting the Company’s 50% equity share of Ambler Metals operating loss for the nine-month period ended August 31, 2020. There is no comparable amount in the third quarter of 2019.

Other variances noted for the comparative nine-month period ended August 31, 2020 consist of the following: i) a decrease in mineral properties expenses of $13.9 million as all mineral property assets were contributed to Ambler Metals upon formation of the joint venture on February 11, 2020; ii) feasibility study expenses of $1.0 million for the Arctic project incurred subsequent to the joint venture formation; iii) an increase of $0.4 million in professional fees primarily attributed to the implementation of new lease accounting standards and legal fees related to the formation of the joint venture; and iv) a decrease of $0.2 million in salaries due to the inclusion of CEO salaries in stock based compensation.

Selected financial data

Quarterly information

		in thousands of dollars,
		except per share amounts
	Q3 2020	Q2 2020	Q1 2020	Q4 2019	Q3 2019	Q2 2019	Q1 2019	Q4 2018
	08/31/20	05/31/20	02/29/20	11/30/19	08/31/19	05/31/19	02/28/19	11/30/18
	$	$	$	$	$	$	$	$
Interest and other income	16	29	62	91	137	150	122	117
Mineral property expenses	—	—	1,545	3,819	10,951	2,906	1,535	3,833
Share of loss on equity investment	1,094	561	178	—	—	—	—	—
Earnings (loss) for the period	(3,184)	(3,002)	171,179	(6,525)	(12,535)	(4,509)	(4,336)	(5,319)
Earnings (loss) per common share – basic	(0.02)	(0.02)	1.22	(0.05)	(0.09)	(0.04)	(0.03)	(0.04)
Earnings (loss) per common share – diluted	(0.02)	(0.02)	1.16	(0.05)	(0.09)	(0.04)	(0.03)	(0.04)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Other factors that have caused fluctuations in the quarterly results that would not be expected to re-occur include the acquisition and disposition of assets and financing activities.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	24

For the three-month period ended August 31, 2020, we reported a comprehensive loss of $3.2 million, which consists of $2.1 million in operating expenses and $1.1 million for Trilogy’s 50% share of Ambler Metals’ operating loss. When compared to the three-month period ended August 31, 2019, the current period operating expenses was $10.6 million lower. The decrease is primarily due to the elimination of $11 million in mineral properties expenses due to the formation of the joint venture, for which there are no comparable expenses in the current period, offset by $1 million in feasibility study costs in the current period.

For the three-month period ended May 31, 2020, we reported a comprehensive loss of $3.0 million, which consists of $2.4 million in operating expenses and $0.6 million for Trilogy’s 50% share of Ambler Metals’ operating loss. There is no prior period comparative for the pro rata share of Ambler Metals operating loss as the joint venture formation was completed during fiscal 2020. When compared to the three-month period ended May 31, 2019, the operating expenses for the second quarter of current year was $2.1 million lower. The decrease is primarily due to the elimination of $2.9 million of mineral properties expense for which there are no comparable expenses for the same quarter in the 2019 period, offset by $0.7 million in feasibility study costs in the second quarter of 2020.

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

Liquidity and capital resources

At August 31, 2020, we had $12.8 million in cash and cash equivalents and working capital of $11.8 million, which is sufficient to fund our ongoing operations for at least the next 12 months. The projects are fully funded by Ambler Metals and we do not anticipate needing to fund our 50% share of future expenditures to advance the projects until Ambler Metals’ $145 million is spent.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at August 31, 2020 are as follows.

	In thousands of dollars
	Total	<1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	1,287	1,287	—	—	—
Office lease	772	193	404	175	—
	2,059	1,480	404	175	—

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	25

Outstanding share data

At October 6, 2020, we had 143,004,178 common shares issued and outstanding. At October 6, 2020, we had outstanding, 9,952,500 stock options with a weighted-average exercise price of $1.62, no RSUs, as well as 1,221,262 DSUs and 11,927 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. Upon exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 11,175,749 common shares.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our August 31, 2020 unaudited interim consolidated financial statements

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	26

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

(a) Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at August 31, 2020 is limited to the Canadian dollar consisting of cash of CDN$1,462,000, accounts receivable of CDN$20,000 and accounts payable of CDN$1,500,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $5,000.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	27

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

(d) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31,2020, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of August 31, 2020. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	28

Changes in internal control over financial reporting

Except for the implementation of certain internal controls over the formation of the Ambler Metals joint venture, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended August 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements. In connection with the formation of the Ambler Metals joint venture in February 2020, we modified our internal control over financial reporting to reflect the impact of the formation of the joint venture, which modifications were finalized during the third quarter, prior to the filing of the Form 10-Q for the period ended May 31, 2020.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	29

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

The Company’s business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the coronavirus emerged in China and the virus has now spread to several other countries, including Canada and the U.S., and infections have been reported globally. The extent to which the coronavirus impacts the Company’s business, including exploration and development activities at Ambler Metals and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus and travel and other restrictions established to curb the spread of the coronavirus, has and could continue to materially and adversely impact the Company’s business including without limitation, the planned exploration programs at Ambler Metals (see “Deferral of the 2020 Summer Exploration Program at the UKMP” above), employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on the its business, financial condition and results of operations.

There can be no assurance that the Company's personnel will not be impacted by these pandemic diseases and ultimately see its workforce productivity reduced or incur increased medical costs or insurance premiums as a result of these health risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	30

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 7, 2020	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini

President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders

Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended August 31, 2020	32