Form 10-K
period 2020-11-30
Trilogy Metals Inc.
filed 2021-02-12
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As at May 31, 2020, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $173 million. As of February 12, 2021, the registrant had 144,185,729 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2021, in connection with the registrant’s 2021 annual meeting of shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TRILOGY METALS INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Trilogy” refer to Trilogy Metals Inc., formerly NovaCopper Inc. (“Trilogy”), a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2020.

CURRENCY

All dollar amounts are in United States currency unless otherwise stated. References to C$ or CDN$ refer to Canadian currency, and $ or US$ to United States currency.

FORWARD-LOOKING STATEMENTS

The information discussed in this Annual Report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and applicable Canadian securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating anticipated activity with respect to the Ambler Mining District Industrial Access Project (“AMDIAP”), the Company’s plans and expectations relating to the Upper Kobuk Mineral Projects (as defined herein), completion of transactions, market prices for precious and base metals, the results of the Arctic FS (as defined herein) or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority (“AIDEA”) will build the AMDIAP;

●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed forexploration and development of mineral properties and related cost increases;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred , indicated and measured mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares (“Common Shares”), diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s Common Shares;

●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”); and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (“SEC”), Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

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

Our forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made. In connection with the forward-looking statements contained herein, we have made certain assumptions about our business, including about:

●	our ability to achieve production at our Arctic and Bornite Projects (as defined herein);
●	the accuracy of our mineral resource estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32 (as defined below), local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power, damage to equipment or other matters;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

The SEC adopted new mining property disclosure rules ("SK 1300") that will replace SEC Industry Guide 7. SK 1300 will apply to companies beginning with a company's first fiscal year beginning on or after January 1, 2021, which for us would be the fiscal year beginning December 1, 2021.

GLOSSARY

We estimate and report our resources and reserves according to the definitions set forth in NI 43-101. We will modify and reconcile the reserves as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

For a glossary of certain technical terms used throughout this Form 10-K, see Item 2 Properties, Glossary of Technical Terms.

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

TECHNICAL INFORMATION

Richard Gosse, a Qualified Person under NI 43-101 and an employee and Vice President Exploration of the Company has reviewed and approved the scientific and technical information contained in this Annual Report on Form 10-K.

PART I

Item 1.     BUSINESS

Our principal business is the exploration and development of the Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or “UKMP Projects”) located in the Ambler mining district in Northwest Alaska, United States. The Upper Kobuk Mineral Projects are held by Ambler Metals LLC (“Ambler Metals”), a limited liability company owned equally by Trilogy and South32 Limited (“South32”) (as defined below), and is comprised of the (i) Arctic Project, which contains a high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit (“Arctic Project”); and (ii) Bornite Project, which contains a carbonate-hosted copper - cobalt deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing the UKMP Projects through technical, engineering and feasibility studies so that production decisions can be made on those projects. Our interest in Ambler Metals is held by a wholly-owned subsidiary, NovaCopper US Inc. (dba Trilogy Metals US) (“Trilogy Metals US”), registered to do business in the State of Alaska.

Name, Address and Incorporation

Trilogy Metals Inc. was incorporated on April 27, 2011 under the name NovaCopper Inc. pursuant to the terms of the Business Corporations Act (British Columbia). NovaCopper Inc. changed its name to Trilogy Metals Inc. on September 1, 2016 to better reflect its diversified metals resource base. Our registered office is located at Suite 2600, Three Bentall Centre, 595 Burrard Street, Vancouver, British Columbia, Canada, and our executive office is located at Suite 1150, 609 Granville Street, Vancouver, British Columbia, Canada.

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiaries at November 30, 2020. All ownership is 100% unless otherwise stated.

On February 11, 2020, the Company’s Upper Kobuk Mineral Projects were transferred to Ambler Metals, a newly incorporated limited liability company incorporated under the laws of Delaware. Each of Trilogy and South32 hold a 50% interest in Ambler Metals. All mineral resources and mineral reserve estimates with respect to the Arctic Project and Bornite Project that are disclosed in this Annual Report on Form 10-K are reported on a 100% basis. See “Significant Developments in 2020”.

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

Trilogy’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration and advancement of the Bornite Project with our joint venture partner, South32, and through the pursuit of similarly attractive mining projects. We plan to:

●	advance the Arctic Project towards development with key activities including increased definition of the NI 43-101 mineral resources and reserves contained in the Arctic FS (as defined below), additional metallurgical and geotechnical studies and the advancement of baseline environmental studies;
●	advance exploration in the Ambler mining district and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and
●	pursue project level or corporate transactions that are value accretive.

Significant Developments in 2020

●	On April 10, 2017, we entered into an option agreement, as amended (the “South32 Option Agreement”) with South32 Group Operations Pty Ltd (“South32 Operations”), a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (together with South32 Operations, “South32”). The South32 Option Agreement granted to South32 a three-year option to form a 50/50 joint venture with respect to Trilogy’s Alaskan assets which includes the Upper Kobuk Mineral Projects. South32 was required to contribute a minimum of $10 million each year, for a maximum of three years, to keep the option in good standing (the “Initial Funding”). If South32 elected to exercise the option, the subscription price less certain deductions for Initial Funding was to be paid in one tranche within 45 business days. Had South32 not made its annual minimum payment or elected to withdraw, the option would lapse and South32 would have no claim to ownership or to the funds it had already spent. In order to exercise its option to form the Joint Venture, South32 was required to contribute a minimum of $150 million, plus (i) any amounts Trilogy spent on matched parallel funding to a maximum of $16 million over the three year period and (ii) $10 million, less the amount of the Initial Funding contributed by South32. On December 19, 2019, we announced in a press release that South32 had exercised its option to acquire a 50% interest in a joint venture company to be named “Ambler Metals LLC” which now owns the UKMP Projects.
●	On February 11, 2020, we announced that the formation of Ambler Metals had completed, with the Company contributing its assets associated with the UKMP Projects, and South32 contributing a subscription price payment of US$145 million, to the joint venture.
●	In a press release dated February 26, 2020, the Company announced that Ambler Metals had approved a 2020 program budget of $22.8 million for the advancement of the UKMP Projects. The budget was to be 100% funded by Ambler Metals. The 2020 program budget included 10,000 meters of drilling at the Arctic Project, 2,500 meters of drilling within the Ambler VMS belt and geological mapping and geochemical soil sampling at the Bornite Project.
●	Subsequent to the approval of the 2020 program budget, the Company and its joint venture partner, South32, decided not to proceed with the 2020 exploration program after assessing the coronavirus (COVID-19) environment. Ambler Metals gave due consideration to the merits of carrying out an abridged work program at the UKMP Projects. However, given the continued uncertainty resulting from COVID-19, ongoing safety concerns (despite added safety protocols including physical distancing, protective equipment and testing) and the fact that, due to COVID-19, the planned field season had already been delayed to the point at which any field season would provide limited critical path benefits, the decision was made not to proceed with a 2020 field season.

●	On April 20, 2020, we issued a press release announcing the appointment of Tony Giardini as President and Chief Executive Officer effective June 1, 2020. Mr. Giardini has been a director of the Company since 2012 when the Company was formed and will continue to be an executive director. James (Jim) Gowans, the Interim President and Chief Executive Officer, remained in his role as a director of the Company.
●	In a press release dated July 23, 2020, the Company, along with our joint venture partner, South32, announced the signing of the Record of Decision by the United States Bureau of Land Management (“BLM”) for the Ambler Mining District Industrial Access Project. The Record of Decision approves the development of the northern route, which is to be a 211-mile private gravel access road in the southern Brooks Range foothills to provide industrial access to the Ambler Mining District.
●	In a press release dated August 20, 2020, the Company announced the positive results of its feasibility study for the Arctic Project (the “Arctic FS”). The Arctic FS was prepared on a 100% ownership basis, of which Trilogy’s share is 50%. The Arctic FS describes the technical and economic viability of establishing a conventional open-pit copper-zinc-lead-silver-gold mine and mill complex for a 10,000 tonne per day operation for a minimum 12-year mine life. See the 2020 Arctic Report (as defined below) and “Properties” for additional information.
●	On August 25, 2020, we issued a press release to announce that the board of Ambler Metals had appointed Ramzi Fawaz as President and Chief Executive Officer of Ambler Metals effective as of September 1, 2020. Mr Fawaz joined Ambler Metals from Newmont Corporation where he was Senior Vice President Projects from February 2011 to October 2019, with responsibility for the development and execution of Newmont’s major gold and copper projects globally.
●	On September 3, 2020, we issued a press release announcing that the Company had hired Richard Gosse as Vice President Exploration of the Company with immediate effect.
●	On October 2, 2020, we filed the technical report for the Company’s Arctic Project entitled “Arctic Feasibility Study Alaska, USA NI 43-101 Technical Report" with an effective date of August 20, 2020, prepared by Ausenco Engineering Canada Inc., Wood Canada Limited and SRK Consulting (Canada) Inc. (the “2020 Arctic Report”). The technical report describes the Arctic FS on the Arctic Project as discussed above. The 2020 Arctic Report supersedes the Company’s 2018 Arctic Report (as defined below).
●	On November 19, 2020, we issued a press release announcing that Ambler Metals had approved the 2021 program and budget of approximately US$27 million for the advancement of the UKMP Projects. The budget will be 100% funded by Ambler Metals.

Significant Developments in 2019

●	On March 5, 2019, we issued a press release to announce additional copper and cobalt metallurgical results for the Bornite Project. Nine metallurgical composite samples were prepared from materials obtained from drilling at the Bornite Project during 2017 and 2018. Each of these test samples were approximately 60 to 120 kilograms in mass and represented approximately 30 to 100 meters of drill core. Mineralogical analysis of each of the nine composites was completed, indicating that a majority of the copper mineralization occurred as chalcopyrite, with minor amounts of bornite and variable pyrite levels within the test samples.
●	On June 28, 2019, we issued a press release to announce that all the Company’s outstanding warrants had been exercised in advance of the expiry date. Three of the Company’s largest shareholders exercised 6,521,740 in outstanding warrants. As a result of this warrant exercise, we issued a total of 6,521,740 common shares of the Company and received cash proceeds of approximately $9.9 million.
●	On August 26, 2019, we issued a press release reporting the public release of the Draft Environmental Impact Statement (“EIS”) Statement by the BLM for the AMDIAP and the Environmental and Economic Analysis by the

United States National Park Service (“NPS”) for that portion of AMDIAP that traverses the Gates of the Arctic National Park and Preserve. The public comment period of 45 days had commenced with comments on the Draft EIS being accepted through October 15, 2019. On March 27, 2020, we issued a press release announcing that the Final EIS had been publicly released.
●	On September 5, 2019, we issued a press release announcing the resignation of Rick Van Nieuwenhuyse as CEO, President and director of Trilogy Metals. James Gowans was appointed CEO and President on an interim basis. Mr. Van Nieuwenhuyse remained a consultant to the Company until February 29, 2020 to assist with transitional matters and with advancing our interests in Alaska.
●	On October 31, 2019, we filed a final short form base shelf prospectus with the securities commissions in each of the provinces of Canada, other than Québec, and a corresponding registration statement on Form S-3 with the SEC allowing for the future issuance, from time to time, of up to US$100,000,000 in common shares, warrants to purchase common shares, share purchase contracts of the Company, subscription receipts, units or a combination of those securities. The intention of the base shelf prospectus and shelf registration statement is to allow the Company to more quickly access capital when the capital is needed and as market opportunities permit.

Significant Developments in 2018

●	On February 20, 2018, we issued a press release to announce Pre-Feasibility study (“PFS”) results and reserves for the Arctic Project. The PFS was based on a conventional 10,000 tonnes per day truck and shovel, single open pit mine and mill design.
●	On April 6, 2018, we filed the corresponding technical report for the Company’s Arctic Project entitled “Arctic Project, Northwest Alaska, USA, NI 43-101 Technical Report on Pre-Feasibility Study” with an effective date of February 20, 2018, prepared by Ausenco Engineering Canada Inc. (the “2018 Arctic Report”). The technical report describes the PFS on the Arctic Project as discussed above. The 2018 Arctic Report is superseded by the 2020 Arctic Report.
●	On April 20, 2018, we issued a press release to announce the closing of our bought deal financing. The funds raised consisted of 24,784,482 Common Shares issued at $1.16 per share resulting in aggregate gross proceeds of approximately $28.7 million.
●	On June 5, 2018, we issued a press release to announce the release of a maiden inferred cobalt resource of 77 million pounds for the Bornite Project. At a base case of 0.50% copper cut-off grade, the Bornite Project is estimated to contain in-pit inferred resources of 124.6 million tonnes grading at 0.017% Co, resulting in 45 million pounds of contained cobalt. Below the pit shell and at a base case copper cut-off grade of 1.5%, the Bornite Project is estimated to contain an additional inferred resource of 57.8 million tonnes grading 0.025% Co, resulting in an additional 32 million pounds of contained cobalt.
●	On July 20, 2018, we filed the corresponding technical report for the Company’s Bornite Project entitled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc. (the “2018 Bornite Report”).
●	On December 14, 2017, we announced that South32 has committed to fund the $10 million for the 2018 program and budget for the Bornite Project. The funds, which represented the second tranche of $10 million, maintained the South32 Option Agreement in good standing, and was fully received by Trilogy on January 24, 2018.

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

Agreement with NANA Regional Corporation

On October 19, 2011, NANA Regional Corporation, Inc. (“NANA”), an Alaska Native Corporation headquartered in Kotzebue, Alaska, and Trilogy Metals US entered an Exploration Agreement and Option Agreement (as amended, the “NANA Agreement”) for the cooperative development of NANA’s respective resource interests in the Ambler mining district of Northwest Alaska. Upon the formation of Ambler Metals, the Company assigned its rights and obligations under the NANA Agreement to Ambler Metals.  The NANA Agreement consolidates Ambler Metals’ and NANA’s land holdings into an approximately 142,831-hectare land package and provides a framework for the exploration and any future development of this high-grade and prospective poly-metallic belt.

The NANA Agreement grants Ambler Metals the nonexclusive right to enter on, and the exclusive right to explore, the Bornite lands and the Alaska Native Claims Settlement Act (“ANCSA”) lands (each as defined in the NANA Agreement) and in connection therewith, to construct and utilize temporary access roads, camps, airstrips and other incidental works.  In consideration for this right, Trilogy Metals US previously paid to NANA $4 million in cash.  Ambler Metals is also required to make payments to NANA for scholarship purposes in accordance with the terms of the NANA Agreement.  Ambler Metals has further agreed to use reasonable commercial efforts to train and employ NANA shareholders to perform work for Ambler Metals in connection with its operations on the Bornite lands, ANCSA lands and Ambler lands (as defined in the NANA Agreement) (collectively, the “Lands”). The NANA Agreement has a term of 20 years, with an option in favour of Ambler Metals to extend the term for an additional 10 years. The NANA Agreement may be terminated by mutual agreement of the parties or by NANA if Ambler Metals does not meet certain expenditure requirements on the Bornite lands and ANCSA lands.

If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, Ambler Metals decides to proceed with construction of a mine on the Lands, Ambler Metals will notify NANA in writing and NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire an undivided ownership interest between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by Ambler Metals from such project (following the recoupment by Ambler Metals of all costs incurred, including operating, capital and carrying costs). The cost to exercise such back-in-right is equal to the percentage interest in the project multiplied by the difference between (i) all costs incurred by Ambler Metals or its affiliates on the project, including historical costs incurred prior to the date of the NANA Agreement together with interest on the costs; and (ii) $40 million (subject to exceptions). This amount will be payable by NANA to Ambler Metals in cash at the time the parties enter into a joint venture agreement and in no event will the amount be less than zero.

In the event that NANA elects to exercise its back-in-right, the parties will as soon as reasonably practicable form a joint venture, with NANA’s interest being between 16% to 25% and Ambler Metals owning the balance of the interest in the joint venture. Upon formation of the joint venture, the joint venture will assume all of the obligations of Ambler Metals and be entitled to all the benefits of Ambler Metals under the NANA Agreement in connection with the mine to be developed and the related Lands. A party’s failure to pay its proportionate share of costs in connection with the joint venture will result in dilution of its interest. Each party will have a right of first refusal over any proposed transfer of the other party’s interest in the joint venture other than to an affiliate or for the purposes of granting security.  A transfer by either party of any net proceeds royalty interest in a project other than for financing purposes will also be subject to a first right of refusal. A transfer of NANA’s net smelter return on the Lands is subject to a first right of refusal by Ambler Metals.

In connection with possible development of a mine on the Bornite lands or ANCSA lands, Ambler Metals and NANA will execute a mining lease to allow Ambler Metals or the joint venture to construct and operate a mine on the Bornite lands or ANCSA lands. These leases will provide NANA a 2% net smelter royalty as to production from the Bornite lands and a 2.5% net smelter royalty as to production from the ANCSA lands. If Ambler Metals decides to proceed with construction of a mine on the Ambler lands, NANA will enter into a surface use agreement with Ambler Metals which will afford Ambler Metals access to the Ambler lands along routes approved by NANA on the Bornite lands or ANCSA lands. In consideration for the grant of such surface use rights, Ambler Metals will grant NANA a 1% net smelter royalty on production and an annual payment of $755 per acre (as adjusted for inflation each year beginning with the second anniversary of the effective date of the NANA Agreement and for each of the first 400 acres (and $100 for each additional acre) of the lands owned by NANA and used for access which are disturbed and not reclaimed.

Ambler Metals has formed an oversight committee with NANA, which consists of four representatives from each of Ambler Metals and NANA (the “Oversight Committee”). The Oversight Committee is responsible for certain planning and oversight matters carried out by us under the NANA Agreement.  The planning and oversight matters that are the subject of the NANA Agreement will be determined by majority vote.  The representatives of each of Ambler Metals and NANA attending a meeting will have one vote in the aggregate and in the event of a tie, the Ambler Metals representatives jointly shall have a deciding vote on all matters other than Subsistence Matters, as that term is defined in the NANA Agreement.  There shall be no deciding vote on Subsistence Matters and Ambler Metals may not proceed with such matters unless approved by majority vote of the Oversight Committee or with the consent of NANA, such consent not to be unreasonably withheld or delayed.

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

Environmental Protection

Mining is an extractive industry that impacts the environment.  Along with our joint venture partner, South32, our goal is to evaluate ways to minimize that impact and to develop safe, responsible and profitable operations by developing natural resources for the benefit of our employees, shareholders and communities and maintain high standards for environmental performance at the UKMP Projects.  We strive to meet or exceed environmental standards at the UKMP Projects.  One way Ambler Metals does this is through collaborations with local communities in Alaska, including Native Alaskan groups.  Ambler Metals’ environmental performance will be overseen at the Ambler-board and Trilogy-board level and environmental performance is the responsibility of the project manager. All new activities and operations will be managed for compliance with applicable laws and regulations.  In the absence of regulation, best management practices will be applied to manage environmental risk. Furthermore, we will strive to limit releases to the air, land or water and appropriately treat and dispose of waste.

For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see Item 1A. Risk Factors, and Item 2 Properties, Environmental, Permitting, Social and Closure Considerations below.

Employees

As of November 30, 2020, we had 8 full-time employees, all of whom were employed at our executive office in Vancouver, BC.  We have entered into executive employment agreements with the CEO and CFO (each as defined herein).  In the past, the number of individuals we employed fluctuated throughout the year depending on the season; however, during 2020, we contributed the UKMP Projects to Ambler Metals and no longer directly employ any seasonal staff.

Information About Our Executive Officers

As of November 30, 2020, we had two executive officers, namely Tony Giardini and Elaine Sanders.  The following information is presented as of November 30, 2020.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Tony Giardini British Columbia, Canada Director, President and Chief Executive Officer	61	June 1, 2020(1)	Chief Executive Officer of Trilogy (2020 – present); President of Ivanhoe Mines Ltd. (May 2019 – March 2020); Chief Financial Officer of Kinross Gold Corporation (December 2012 - April 2019)
Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	51	January 30, 2012(2)	Vice President and Chief Financial Officer of Trilogy (2012 – present); Corporate Secretary of Trilogy (2011 – present)

(1)	Mr. Giardini was appointed President and Chief Executive Officer on June 1, 2020.
(2)	Ms. Sanders was appointed Chief Financial Officer on January 30, 2012. She became a full-time employee of the Company on November 13, 2012.

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

Risks Related to the COVID Pandemic

The outbreak of the coronavirus (COVID-19) may affect our operations.

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

The Company’s business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the coronavirus (COVID-19) emerged in China and the virus has now spread around the world, including Canada and the U.S. The extent to which COVID-19 impacts the Company’s business, including exploration and development activities at Ambler Metals and the market for its securities, will depend on future developments, which are uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus and travel and other restrictions established to curb the spread of the COVID-19, has and could continue to materially and adversely impact the Company’s business including without limitation, the planned exploration programs at Ambler Metals (see “Significant Developments in 2020” above), employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on the its business, financial condition and results of operations.

There can be no assurance that the Company's personnel will not be impacted by these pandemic diseases and ultimately see its workforce productivity reduced or incur increased medical costs or insurance premiums as a result of these health risks.

Risks Related to the Company’s Mineral Properties

None of our mineral properties are in production or under development.

We have no history of commercially producing precious or base metals and all of our properties are in the exploration stage. There are no proven or probable reserves on the Upper Kobuk Mineral Projects, as defined in SEC Industry Guide 7. Mineral exploration involves significant risk, since few properties that are explored contain bodies of ore that would be commercially economic to develop into producing mines. We cannot assure you that we will establish the presence of any measured resources or proven or probable reserves at the Upper Kobuk Mineral Projects, or any other of our properties. The failure to establish proven or probable reserves would severely restrict our ability to implement our strategies for long-term growth. See “Cautionary Note to United States Investors”.

We may not have sufficient funds to develop our mineral projects or to complete further exploration programs.

We have limited financial resources. We currently generate no mining operating revenue and must primarily finance exploration activity and the development of mineral projects by other means. Although South32 funded Ambler Metals in the amount of US$145 million upon formation of the joint venture as discussed above, in the future, once our share of such amount has been expended or we wish to acquire any other properties outside of Ambler Metals, our ability to continue exploration, development and production activities, if any, will depend on our ability to obtain additional external financing. Any unexpected costs, problems or delays could severely impact our ability to continue exploration and development activities. The failure to meet ongoing obligations on a timely basis could result in a loss or a substantial dilution of our interests in projects.

The sources of external financing that we may use for these purposes include project or bank financing or public or private offerings of equity and debt. In addition, we may enter into one or more strategic alliances or joint ventures, in addition to our joint venture with South32, sell marketable securities held by the Company, decide to sell certain property interests, or utilize one or a combination of all of these alternatives. The financing alternative we choose may not be available on acceptable terms, or at all. If additional financing is not available, we may have to postpone further exploration or development of, or sell our interest in, one or more of our principal properties.

Even if one of our mineral projects is determined to be economically viable to develop into a mine, such development may not be successful.

If the development of one of our projects is found to be economically feasible and approved by our Board and in the case of the UKMP Projects, by our joint venture partner, South32, such development will require obtaining permits and financing, the construction and operation of mines, processing plants and related infrastructure, including road access. As a result, we are and will continue to be subject to all of the risks associated with establishing new mining operations, including:

●	the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;
●	the availability and cost of skilled labor and mining equipment;
●	the availability and cost of appropriate smelting and refining arrangements;
●	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;
●	the availability of funds to finance construction and development activities;
●	potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent development activities; and
●	potential increases in construction and operating costs due to changes in the cost of fuel, power, materials and supplies.

The costs, timing and complexities of developing our projects may be greater than anticipated because our property interests are not located in developed areas, and, as a result, our property interests are not currently served by appropriate road access, water and power supply and other support infrastructure. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in new mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. In addition, delays in the early stages of mineral production often occur. Accordingly, we cannot provide assurance that we will ever achieve, or that our activities will result in, profitable mining operations at the UKMP Projects or any other property that we may acquire.

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

We cannot provide assurances that the proposed AMDIAP that would provide access to the Ambler mining district will be built, that it will be built in a timely manner, that the cost of accessing the proposed road will be reasonable, that it will be built in the manner contemplated, or that it will sufficiently satisfy the requirements of the Upper Kobuk Mineral Projects. In addition, successful development of the Upper Kobuk Mineral Projects will require the development of the necessary infrastructure. If adequate infrastructure is not available in a timely manner, there can be no assurance that:

●	the development of the Upper Kobuk Mineral Projects will be commenced or completed on a timely basis, if at all;
●	the resulting operations will achieve the anticipated production volume; or
●	the construction costs and operating costs associated with the development of the Upper Kobuk Mineral Projects will not be higher than anticipated.

As the Upper Kobuk Mineral Projects are located in a remote area, exploration, development and production activities may be limited and delayed by inclement weather and a shortened exploration season. The exploration of the UKMP Projects has also been impacted by COVID-19. See “Risks Related to COVID-19” above.

We are dependent on a third party that participates in exploration and development of our Upper Kobuk Mineral Projects.

In December 2019, South32 exercised its option to acquire a 50% interest in Ambler Metals. The formation of Ambler Metals was completed in February 2020 and Ambler Metals now owns the Upper Kobuk Mineral Projects. Our success with respect to the Upper Kobuk Mineral Projects depends on the efforts and expertise of South32 with whom we have contracted; we hold a 50% interest and the remaining 50% interest is held by South32, who is not under our control or direction. We are dependent on them for the progress and development of the Upper Kobuk Mineral Projects. South32 may also have different priorities which could impact the timing and cost of development of the Upper Kobuk Mineral Projects.  The third party may also be in default of its agreement with us, without our knowledge, which may put the mineral property and related assets at risk. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our ability to achieve our business plan, profitability, or the viability of our interests held with the third party, which could have a material adverse impact on our business, future cash flows, earnings, results of operations and financial condition: (i) disagreement with our business partner on how to develop and operate the Upper Kobuk Mineral Projects efficiently; (ii) inability to exert influence over certain strategic decisions made in respect of the jointly-held Upper Kobuk Mineral Projects; (iii) inability of our business partner to meet its obligations to the joint business or third parties; and (iv) litigation with our business partner regarding joint business matters.

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

Our long-term viability will depend, in large part, on the market price of copper, zinc and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

●	global or regional consumption patterns;
●	the supply of, and demand for, these metals;
●	speculative activities;
●	the availability and costs of metal substitutes;
●	expectations for inflation; and
●	political and economic conditions, including interest rates and currency values.

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

We cannot provide assurance that title to our properties will not be challenged. We (through our interest in Ambler Metals) indirectly own mineral claims which constitute our property holdings. We may not have, or may not be able to obtain, all necessary surface rights to develop a property. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained a secure claim to individual mining properties may be severely constrained. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We have not conducted surveys of all of the claims in which we hold direct or indirect interests. A successful claim contesting our title to a property will cause us to lose our rights to explore and, if warranted, develop that property or undertake or continue production thereon. This could result in our not being compensated for our prior expenditures relating to the property. In addition, our ability to continue to explore and develop the property may be subject to agreements with other third parties including agreements with native corporations and first nations groups, for instance, the lands at the Upper Kobuk Mineral Projects are subject to the NANA Agreement (as more particularly described under "History of Trilogy - Agreement with NANA Regional Corporation").

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

Risks Relating to the Mining Industry and Mineral Reserves

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

The development and operation of a mine is inherently dangerous and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome, including:

●	unusual or unexpected geological formations;
●	metallurgical and other processing problems;
●	metal losses;
●	environmental hazards;
●	power outages;
●	labor disruptions;
●	industrial accidents;
●	periodic interruptions due to inclement or hazardous weather conditions;
●	flooding, explosions, fire, rockbursts, cave-ins and landslides;
●	mechanical equipment and facility performance problems; and
●	the availability of materials and equipment.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury or death, including to our employees, environmental damage, delays in mining, increased production costs, asset write downs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums, or at all. The Company's insurance premiums have increased in recent years and in other circumstances the scope of insurance coverage has been reduced. The Company also expects insurance premiums to increase due to the impacts of COVID-19. Insurance against certain environmental risks, including potential liability for pollution and other hazards associated with mineral exploration and production, is not generally available to companies within the mining industry. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

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

Material changes in mineral reserves, if any, grades, stripping ratios or recovery rates may affect the economic viability of any project. Our future growth and productivity will depend, in part, on our ability to develop commercially mineable mineral rights at our existing properties or identify and acquire other commercially mineable mineral rights, and on the costs and results of continued exploration and potential development programs. Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

●	establish mineral resources and reserves through drilling and metallurgical and other testing techniques;
●	determine metal content and metallurgical recovery processes to extract metal from the ore; and
●	construct, renovate or expand mining and processing facilities.

In addition, if we discover ore, it would take several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, there can be no assurance that we will successfully acquire commercially mineable (or viable) mineral rights.

Risks Relating to Government Regulation

We are subject to significant governmental regulations.

Our exploration activities are subject to extensive federal, state, provincial and local laws and regulations governing various matters, including:

●	environmental protection;
●	the management and use of toxic substances and explosives;
●	the management of natural resources;
●	the exploration and development of mineral properties, including reclamation;
●	exports;

●	price controls;
●	taxation and mining royalties;
●	management of tailing and other waste generated by operations;
●	labor standards and occupational health and safety, including mine safety;
●	historic and cultural preservation; and
●	transportation.

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

Several regulatory initiatives are currently ongoing within the State of Alaska that have the potential to influence the permitting process for the Upper Kobuk Mineral Projects. These include revisions to Alaska's Water Quality Standards regarding mixing zones regulations, which are currently under Environmental Protection Agency review, and which revisions may be required in order to authorize a mixing zone for discharge in Subarctic Creek. Future changes in these laws or regulations could have a significant adverse impact on some portion of our business, requiring us to re-evaluate those activities at that time.

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

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance. Reclamation may include requirements to:

●	treat ground and surface water to applicable water quality standards;
●	control dispersion of potentially deleterious effluents; and
●	reasonably re-establish pre-disturbance landforms and vegetation.

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

Risks Related to the Acquisition of New Projects

Risks inherent in acquisitions of new properties.

We may actively pursue the acquisition of exploration, development and production assets consistent with our acquisition and growth strategy. From time to time, we may also acquire securities of or other interests in companies with respect to which we may enter into acquisitions or other transactions. Acquisition transactions involve inherent risks, including but not limited to:

●	accurately assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
●	ability to achieve identified and anticipated operating and financial synergies;
●	unanticipated costs;
●	diversion of management attention from existing business;

●	potential loss of our key employees or key employees of any business acquired;
●	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition;
●	decline in the value of acquired properties, companies or securities;
●	assimilating the operations of an acquired business or property in a timely and efficient manner;
●	maintaining our financial and strategic focus while integrating the acquired business or property;
●	implementing uniform standards, controls, procedures and policies at the acquired business, as appropriate; and
●	to the extent that we make an acquisition outside of markets in which it has previously operated, conducting and managing operations in a new operating environment.

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

Risks Related to the Company’s Executive Officers and Board of Directors

We may experience difficulty attracting and retaining qualified management and technical personnel to grow our business.

We are dependent on the services of key executives and other highly skilled and experienced personnel to advance our corporate objectives as well as the identification of new opportunities for growth and funding. Mr. Giardini and Ms. Sanders are currently our only executive officers. It will be necessary for us to recruit additional skilled and experienced executives. Our inability to do so, or the loss of any of these persons or our inability to attract and retain suitable replacements for them, or additional highly skilled employees required for our activities, would have a material adverse effect on our business and financial condition.

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

General Risk Factors

General economic conditions may adversely affect our growth, future profitability and ability to finance.

The unprecedented events in global financial markets in the past several years and the current impact of COVID-19 have had a profound impact on the global economy. Many industries, including the copper mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations, high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. A worsening or slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth and ability to finance. Specifically:

●	the volatility of copper, zinc, lead and other metal prices would impact our estimates of mineral resources, revenues, profits, losses and cash flow, and the feasibility of our projects;
●	negative economic pressures could adversely impact demand for our future production, if any;
●	construction related costs could increase and adversely affect the economics of any project;
●	volatile energy, commodity and consumables prices and currency exchange rates could impact our estimated production costs; and
●	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

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

Electrum Strategic Opportunities Fund L.P. (“Electrum”) is our single largest shareholder, controlling approximately 20% of the outstanding voting securities. Accordingly, Electrum will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless significant participation of other shareholders takes place in such shareholder meetings, Electrum may be able to approve such matters itself. The concentration of ownership of the shares by Electrum may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for securities. If Electrum sells a substantial number of shares in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

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

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the years ending November 30, 2015, 2016, 2017 and 2020 but we believe we were a PFIC for the years ending November 30, 2018 and 2019 and may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. Holder’s (as defined below under Certain U.S. Federal Income Tax Considerations – U.S. Holders”) holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “QEF Election” or a “Mark-to-Market Election” (each as defined below under “Certain U.S. Federal Income Tax Considerations – Default PFIC Rules under Section 1291 of the Code”).  A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders.  A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein.  This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

The following descriptions summarize selected information about the Upper Kobuk Mineral Projects, which are located in the Ambler mining district of Alaska and include the Arctic Project and the Bornite Project. The Arctic Project and the Bornite Project are held by Ambler Metals, of which Trilogy holds a 50% interest. All mineral resources and mineral reserve estimates with respect to the Arctic Project and Bornite Project that are disclosed in this Annual Report on Form 10-K are reported on a 100% basis. All of the UKMP Projects are without known reserves, as defined under SEC Industry Guide 7, and all proposed programs for the properties are exploratory in nature. Please also see “Management’s Discussion and Analysis—Project Activities” for more information on the development and nature of our interest in the Upper Kobuk Mineral Projects.

Arctic Project

Except as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from the 2020 Arctic Report titled “Arctic Feasibility Study Alaska, USA NI 43-101 Technical Report” with an effective date of August 20, 2020, prepared for Trilogy by Ausenco Engineering Canada Inc., Wood Canada Limited and SRK Consulting (Canada) Inc. The information regarding the Arctic Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the 2020 Arctic Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Arctic Project Description, Location and Access

Project Description

NovaGold acquired the Arctic Project from Kennecott Exploration Company and Kennecott Arctic Company (collectively, “Kennecott”) in 2004. In 2011, NovaGold transferred all copper projects to NovaCopper Inc. and spun-out NovaCopper to its then existing shareholders in 2012. NovaCopper Inc. subsequently underwent a name change to Trilogy Metals Inc. in 2016. Under the Kennecott Purchase and Termination Agreement, Kennecott retained a 1% net smelter return (NSR) royalty that has been subsequently sold by Kennecott. The 1% NSR runs with the lands and is purchasable at any time from the royalty holder for a one-time payment of $10 million.

The Arctic Project is directly held by Ambler Metals, a 50/50 joint venture formed between South32 and Trilogy in February 2020. Upon the formation of the joint venture, Trilogy contributed all of its Alaskan assets, including the Arctic Project and the NANA Agreement, to Ambler Metals in exchange for a 50% membership interest and at the same time, South32 contributed $145 million in cash for a 50% membership interest.

Ambler Metals holds approximately 185,805 acres (75,192 ha) of State of Alaska mining claims and US Federal patented mining claims in the Kotzebue Recording District. The Arctic Project land tenure consists of 1,851 contiguous State mining claims, including 905 40-acre claims, 946 160-acre claims, and 18 Federal patented claims comprising 271.9 acres (110 ha) held in the name of Ambler Metals.

Surface use of the private land held as Federal patented claims is limited only by reservations in the patents and by generally-applicable environmental laws. Surface use of State claims allows the owner of the mining claim to make such use of the surface as is “necessary for prospecting for, extraction of, or basic processing of minerals.”

NANA controls lands granted under the Alaska Native Claims Settlement Act to the south of the Arctic Project boundary. Ambler Metals and NANA are parties to the NANA Agreement that consolidates the parties’ land holdings into an approximately 172,675 ha land package and provides a framework for the exploration and development of the area. The NANA Agreement has a term of 20 years, with an option in favour of Ambler Metals to extend the term for an additional 10 years. If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, a decision is made to proceed with construction of a mine on the lands subject to the NANA Agreement, NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized from such project. In the event that NANA elects to exercise its back-in-right, the parties will, as soon as reasonably practicable, form a joint venture with NANA electing to participate between 16% to 25%, and Ambler Metals owning the balance of the interest in the joint venture. If Ambler Metals decides to proceed with construction of a mine on its own lands subject to the NANA Agreement, NANA will enter into a surface use agreement which will afford Ambler Metals access to the Arctic Project along routes approved by NANA. In consideration for the grant of such surface use rights, NANA will receive a 1% net smelter royalty on production and provide an annual payment on a per acre basis.

Location and Access

The Arctic Project is located in the Ambler mining district of the southern Brooks Range, in the Northwest Arctic Borough (NWAB) of Alaska.  The Property is geographically isolated with no current road access or nearby power infrastructure.  The Arctic Project is located 270 km east of the town of Kotzebue, 37 km north of the village of Kobuk, and 260 km west of the Dalton Highway, an all-weather state-maintained highway.

Primary access to the Arctic Project is by air, using both fixed wing aircraft and helicopters. There are four well-maintained, approximately 1,500 m-long gravel airstrips located near the Arctic Project, capable of accommodating charter fixed wing aircraft. These airstrips are located 64 km west at Ambler, 46 km southwest at Shungnak, 37 km southwest at Kobuk, and 34 km southwest at Dahl Creek. There is daily commercial air service from Kotzebue to the village of Kobuk, the closest community to the Arctic Project. During the summer months, the Dahl Creek Camp airstrip is suitable for larger aircraft, such as a C-130 and DC-6.

In addition to the four 1,500 m airstrips, there is a 700 m airstrip located at the Bornite Camp. The airstrip at Bornite is suited to smaller aircraft, which support the Bornite Camp with personnel and supplies. There is also a 450 m airstrip (Arctic airstrip) located at the base of Arctic Ridge that can support smaller aircraft.

A winter trail and a one-lane dirt track suitable for high-clearance vehicles or construction equipment links the Arctic Project’s main camp located at Bornite to the Dahl Creek airstrip southwest of the Arctic deposit. An unimproved gravel track connects the Arctic airstrip with the Arctic deposit.

History

Prospectors first arrived in the Ambler Mining District around 1900, shortly after the discovery of the Nome and Fairbanks gold districts. Several years later, small gold placer deposits were located in the southern Cosmos Hills south of the Arctic deposit and worked intermittently over ensuing decades for gold and nephrite. During this time copper mineralization was observed at Ruby Creek in the northern Cosmos Hills; however, no exploration was undertaken until 1947 when local prospector Rhinehart “Rhiny” Berg located outcropping copper mineralization along Ruby Creek. Berg subsequently staked claims over the Ruby Creek showings and constructed an airstrip for access (alaskamininghalloffame.org 2012).

Bear Creek Mining Company (“BCMC”), an exploration subsidiary of Kennecott, optioned the property from Berg in 1957. The prospect became known as Bornite and Kennecott conducted extensive exploration over the next decade, culminating in the discovery of the high-grade No. 1 zone and the sinking of an exploration shaft to conduct underground drilling.

In conjunction with the discovery of the Bornite deposit, BCMC greatly expanded their regional reconnaissance exploration in the Cosmos Hills and the southern Brooks Range. Stream silt sampling in 1965 revealed a significant copper anomaly in Subarctic Creek roughly 27 km northeast of Bornite. The area was subsequently staked and, in 1967, eight core holes were drilled at the Arctic deposit yielding massive sulphide intercepts over an almost 500-m strike length.

BCMC conducted intensive exploration on the property until 1977 and then intermittently through 1998. No drilling or additional exploration was conducted on the Arctic Project between 1999 and 2003.

In addition to drilling and exploration at the Arctic deposit, BCMC also conducted exploration at numerous other prospects in the Ambler Mining District (most notably Dead Creek, Sunshine, Cliff, and Horse). The abundance of VMS prospects in the district resulted in a series of competing companies in the area, including Sunshine Mining Company, Anaconda Company, Noranda Exploration Company, GCO Minerals Company, Cominco American Resource Inc. (Cominco), Teck Cominco, Resource Associates of Alaska, Watts, Griffis and McOuat Ltd., and Houston Oil and Minerals Company, culminating into a claim staking war in the district in 1973. Falconbridge and Union Carbide also conducted work later in the district.

District exploration by Sunshine Mining Company and Anaconda resulted in two additional significant discoveries in the district; the Sun deposit located 60 km east of the Arctic deposit, and the Smucker deposit located 36 km west of the Arctic deposit. These two deposits are outside the current Arctic Project area.

District exploration continued until the early 1980s on the four larger deposits in the district (Arctic, Bornite, Smucker and Sun) when the district fell into a hiatus due to depressed metal prices.

In 1987, Cominco acquired the claims covering the Sun and Smucker deposits from Anaconda. Teck Resources Limited, as Cominco’s successor company, continues to hold the Smucker deposit. In 2007, Andover Mining Corporation purchased a 100% interest in the Sun deposit for US$13 million and explored the property through 2013. The Sun deposit and adjacent lands were acquired by Valhalla Metals Inc., a private company, which staked over the Sun deposit in 2017 after the creditors for the bankrupt Andover Mining Corporation failed to pay the annual rent of the state claims and submit the Annual Labour Statement.

In 1981 and 1983, Kennecott received three US Mineral Survey patents (MS2245 totaling 240 acres over the Arctic deposit – later amended to include another 32 acres; and MS2233 and MS2234 for 25 claims totaling 516.5 acres at Bornite). The Bornite patented claims and surface development were subsequently sold to NANA Regional Corporation, Inc. in 1986.

No production has occurred at the Arctic deposit or at any of the other deposits within the Ambler Mining District.

Prior Ownership and Ownership Changes – Arctic Deposit and the Ambler Lands

BCMC initially staked federal mining claims covering the Arctic deposit area beginning in 1966. The success of the 1960’s drill programs defined a significant high-grade polymetallic resource at the Arctic deposit and, in the early 1970s, Kennecott began the patent process to obtain complete legal title to the Arctic deposit. In 1981, Kennecott received US Mineral Survey patent M2245 covering 16 mining claims totaling 240.018 acres. In 1983, US Mineral Survey patent M2245 was amended to include two additional claims totaling 31.91 acres.

With the passage of the Alaska National Interest Lands Conservation Act in 1980, which expedited native land claims outlined in the ANSCA and State lands claims under the Alaska Statehood Act, both the State of Alaska and NANA selected significant areas of land within the Ambler Mining District. State selections covered much of the Ambler schist belt, host to the volcanogenic massive sulphide deposits including the Arctic deposit, while NANA selected significant portions of the Ambler Lowlands to the immediate south of the Arctic deposit as well as much of the Cosmos Hills including the area immediately around Bornite.

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

Previous Exploration and Development Results – Arctic Deposit

Kennecott’s ownership of the Arctic Project saw two periods of intensive work from 1965 to 1985 and from 1993 to 1998, before optioning the property to NovaGold in 2004.

Though reports, memos, and files exist in Kennecott’s Salt Lake City office, only limited digital compilation of the data exists for the earliest generation of exploration at the Arctic deposit and within the VMS belt. Beginning in 1993, Kennecott initiated a re-evaluation of the Arctic deposit and assembled a computer database of previous work at the Arctic deposit and in the district. A computer-generated block model was constructed in 1995 and an updated resource estimate was performed using the block model. Subsequently, Kennecott staked a total of 2,035 State of Alaska claims in 1997 and, in 1998 undertook the first field program since 1985.

Due to the number of companies and the patchwork exploration that occurred as a result of the 1973 staking war, much of the earliest exploration work on what now constitutes the Ambler Schist belt was lost during the post-1980 hiatus in district exploration. The following subsections outline the best documented data at the Arctic deposit as summarized in the 1998 Kennecott exploration report, including the assembled computer database; however, this outline is not considered to be either exhaustive or in-depth.

In 1982, geologists with Kennecott, Anaconda and the State of Alaska published the definitive geologic map of the Ambler schist belt (Hitzman et al. 1982).

Table 6-1 of the 2020 Arctic Report lists known exploration mapping, geochemical, and geophysical programs conducted for VMS targets in the Ambler Mining District.

Geological Setting, Mineralization and Deposit Types

Regional Geology – Southern Brooks Range

The Ambler Mining District occurs along the southern margin of the Brooks Range within an east-west trending zone of Devonian to Jurassic age submarine volcanic and sedimentary rocks (Hitzman et al., 1986). The district covers both: 1) VMS-like deposits and prospects hosted in the Devonian age Ambler Sequence (or Ambler Schist belt), a group of metamorphosed bimodal volcanic rocks with interbedded tuffaceous, graphitic and calcareous volcaniclastic metasediments; and 2) epigenetic carbonate-hosted copper deposits occurring in Silurian to Devonian age carbonate and phyllitic rocks of the Bornite Carbonate Sequence. The Ambler Sequence occurs in the upper part of the Anirak Schist, the thickest member of the Schist belt or Coldfoot subterrane (Moore et al., 1994). VMS-like stratabound mineralization can be found along the entire 110 km strike length of the district. Immediately south of the Schist belt, in the Cosmos Hills, a time equivalent section of the Anirak Schist that includes the approximately 1 km thick Bornite Carbonate Sequence. Mineralization of both the VMS-like deposits of the Schist belt and the carbonate-hosted deposits of the Cosmos Hills has been dated at 375 to 387 Ma (Selby et al., 2009; McClelland et al., 2006).

In addition, the Ambler Mining District is characterized by increasing metamorphic grade north perpendicular to the strike of the east-west trending units. The district shows isoclinal folding in the northern portion and thrust faulting to south (Schmidt, 1983). The Devonian to Late Jurassic age Angayucham basalt and the Triassic to Jurassic age mafic volcanic rocks are in low-angle over thrust contact with various units of the Ambler Schist belt and Bornite Carbonate Sequence along the northern edge of the Ambler Lowlands.

Ambler Sequence Geology

Rocks that form the Ambler Sequence consist of a lithologically diverse sequence of lower Devonian age carbonate and siliciclastic strata with interlayered mafic lava flows and sills. The clastic strata, derived from terrigenous continental and volcanic sources, were deposited primarily by mass-gravity flow into the sub-wavebase environment of an extending marginal basin.

The Ambler Sequence underwent two periods of intense, penetrative deformation. Sustained upper greenschist-facies metamorphism with coincident formation of a penetrative schistosity and isoclinal transposition of bedding marks the first deformation period. Pervasive similar-style folds on all scales deform the transposed bedding and schistosity, defining the subsequent event. At least two later non-penetrative compressional events deform these earlier fabrics. Observations of the structural and metamorphic history of the Ambler Mining District are consistent with current tectonic evolution models for the Schist belt, based on the work of others elsewhere in the southern Brooks Range (Gottschalk and Oldow, 1988; Till et al., 1988; Vogl et al., 2002).

Arctic Deposit Geology

Previous workers at the Arctic deposit (Russell 1995 and Schmidt 1983) describe three mineralized horizons: the Main Sulphide Horizon, the Upper South Horizon and the Warm Springs Horizon. The Main Sulphide Horizon was further subdivided into three zones: the southeast zone, the central zone and the northwest zone. Previous deposit modelling was grade-based resulting in numerous individual mineralized zones representing relatively thin sulphide horizons.

Recent work by Trilogy defines the Arctic deposit as two or more discrete horizons of sulphide mineralization contained in a complexly deformed isoclinal fold with an upright upper limb and an overturned lower limb hosting the main mineralization. Nearby drilling suggests that a third upright lower limb, likely occurs beneath the currently explored stratigraphy.

Mineralization

Mineralization occurs as stratiform semi-massive sulphide (“SMS”) to massive sulphide (“MS”) beds within primarily graphitic schists and fine-grained quartz mica schists. The sulphide beds average 4 m in thickness but vary from less than

1 m up to as much as 18 m in thickness. The sulphide mineralization occurs within eight modelled zones lying along the upper and lower limbs of the Arctic isoclinal anticline. The zones are all within an area of roughly 1 km2 with mineralization extending to a depth of approximately 250 m below the surface. There are five zones of MS and SMS that occur at specific pseudo-stratigraphic levels which make up the bulk of the Mineral Resource estimate. The other three zones also occur at specific pseudo-stratigraphic levels, but are too discontinuous.

Unlike more typical VMS deposits, mineralization is not characterized by steep metal zonation or massive pyritic zones. Mineralization dominantly consists of sheet-like zones of base metal sulphides with variable pyrite and only minor zonation, usually on a small scale.

Mineralization is predominately coarse-grained sulphides comprising chalcopyrite, sphalerite, galena, tetrahedrite-tennantite, pyrite, arsenopyrite, and pyrrhotite. Sulphides occur as disseminated (<30%), semi-massive (30 to 50% sulphide) to massive (greater than 50% sulphide) layers. Trace amounts of electrum are also present. Gangue minerals associated with the mineralized horizons include quartz, barite, white mica, chlorite, stilpnomelane, talc, calcite, dolomite and cymrite.

Deposit Types

The mineralization at the Arctic deposit and at several other known occurrences within the Ambler Sequence stratigraphy of the Ambler Mining District consists of Devonian age, polymetallic (zinc-copper-lead-silver-gold) VMS-like occurrences.

VMS deposits are formed by and associated with sub-marine volcanic-related hydrothermal events. These events are related to spreading centres such as fore arc, back arc or mid-ocean ridges. VMS deposits are often stratiform accumulations of sulphide minerals that precipitate from hydrothermal fluids on or below the seafloor. These deposits are found in association with volcanic, volcaniclastic and/or siliciclastic rocks. They are classified by their depositional environment and associated proportions of mafic and/or felsic igneous rocks to sedimentary rocks. There are five general classifications (Franklin et al., 2005) based on rock type and depositional environment:

●	Mafic rock dominated often with ophiolite sequences, often called Cyprus type.
●	Bimodal-mafic type with up to 25% felsic volcanic rocks.
●	Mafic-siliciclastic type with approximately equal parts mafic and siliciclastic rocks, which can have minor felsic rocks and are often called Besshi type.
●	Felsic-siliciclastic type with abundant felsic rocks, less than 10% mafic rocks and shale rich.
●	Bimodal-felsic type where felsic rocks are more abundant than mafic rocks with minor sedimentary rocks also referred to as Kuroko type.

Prior to any subsequent deformation and/or metamorphism, these deposits are often bowl or mound-shaped with stockworks and stringers of sulphide minerals found near vent zones. These types of deposit exhibit an idealized zoning pattern as follows:

●	Pyrite and chalcopyrite near vents.
●	A halo around the vents consisting of chalcopyrite, sphalerite and pyrite.
●	A more distal zone of sphalerite and galena and metals such as manganese.
●	Increasing manganese with oxides such as hematite and chert more distal to the vent.

Alteration halos associated with VMS deposits often contain sericite, ankerite, chlorite, hematite and magnetite close to the VMS with weak sericite, carbonate, zeolite, prehnite and chert more distal. These alteration assemblages and relationships are dependent on the degree of post deposition deformation and metamorphism. A modern analogue of this type of deposit is found around fumaroles or black smokers in association with rift zones.

In the Ambler Mining District, VMS-like mineralization occurs in the Ambler Sequence schists over a strike length of approximately 110 km. These deposits are hosted in volcaniclastic, siliciclastic and calcareous metasedimentary rocks interlayered with mafic and felsic metavolcanic rocks. Sulphide mineralization occurs above the mafic metavolcanic rocks but below the Button schist, a distinctive district wide felsic unit characterized by large K-feldspar porphyroblasts after relic phenocrysts. The presence of the mafic and felsic metavolcanic units is used as evidence to suggest formation in a rift-related environment, possibly proximal to a continental margin. Based on these characteristics, the Arctic deposit is similar to Kuroko-type VMS deposits.

Historic interpretation of the genesis of the Ambler Schist belt deposits has called for a syngenetic VMS origin with steep thermal gradients in and around seafloor hydrothermal vents resulting in metal deposition due to the rapid cooling of chloride-complexed base metals. A variety of VMS types have been well documented in the literature (Franklin et al., 2005) with the Ambler Schist belt deposits most similar to deposits associated with bimodal felsic dominant volcanism related to incipient rifting.

The majority of field observations broadly support such a scenario at the Arctic deposit and include: 1) the tectonic setting with Devonian volcanism in an evolving continental rift; 2) the geologic setting with bimodal volcanic rocks including pillow basalts and felsic volcanic tuffs; 3) an alteration assemblage with well-defined magnesium-rich footwall alteration and sodium-rich hanging wall alteration; and 4) typical polymetallic base-metal mineralization with massive and semi-massive sulphides.

A preserved sulphide-smoker occurrence has been tentatively identified near Dead Creek, northwest of the Arctic deposit and suggests local hydrothermal venting during deposition. However, the lack of stockworks and stringer-type mineralization at the Arctic deposit suggest that the deposit may not be a proximal vent-type VMS. Although the deposit is stratiform in nature, it exhibits characteristics and textures common to replacement-style mineralization. At least some of the mineralization may have formed as a diagenetic replacement.

A VMS model is considered applicable for use in exploration targeting in the Arctic Project area.

Exploration

Table 1 summarizes the exploration work conducted by NovaGold and Trilogy from 2004 to the present. Field exploration was largely conducted during the period between 2004 to 2007 with associated engineering and characterization studies between 2008 and the present.

Table 1 - Summary of Overall Metal Recovery – Arctic Project

Work Completed	Year	Details	Focus
Geological Mapping
-	2004	-	Arctic deposit surface geology
-	2005	-	Ambler Sequence west of the Arctic deposit
-	2006	-	COU, Dead Creek, Sunshine, Red
-	2015, 2016	SRK	Geotechnical Structural Mapping
-	2016	-	Arctic deposit surface geology
Geophysical Surveys
SWIR Spectrometry	2004	2004 drill holes	Alteration characterization
TDEM	2005	2 loops	Follow-up of Kennecott DIGHEM EM survey
	2006	13 loops	District targets
	2007	6 loops	Arctic extensions
Downhole EM	2007	4 drill holes	Arctic deposit
VTEM Plus (Versatile Time Domain Electromagnetic) airborne helicopter geophysical	2019	400m line spacing with 200m infill with tie lines 4000m spacing	Ambler Mining District and Cosmos Hills with infill over Arctic, Sunshine and Horse-Cliff
ZTEM (Z-Axis Tipper Electromagnetic) airborne helicopter geophysical	2019	400m line spacing with tie lines 4000m spacing	Ambler Mining District and Cosmos Hills with infill over Arctic, Sunshine and Horse-Cliff
Geochemistry
-	2005	-	Stream silts – core area prospects
-	2006	-	Soils – core area prospects
-		-	Stream silts – core area prospects
-	2007	-	Soils – Arctic deposit area
Survey
Collar	2004 to 2011, 2018, 2019	DGPS	All 2004 to 2019 NovaCopper drill holes
	2004, 2008	Resurveys	Historical Kennecott drill holes
Photography/Topography	2010	-	Photography/topography
LiDAR Survey	2015, 2016	-	LiDAR over Arctic Deposit
Technical Studies
Geotechnical	2010	BGC	Preliminary geotechnical and hazards
ML/ARD	2011	SRK	Preliminary ML and ARD
Metallurgy	2012	SGS	Preliminary mineralogy and metallurgy
Geotechnical and Hydrology	2012	BGC	Preliminary rock mechanics and hydrology

Note: SWIR = short wave infrared; LiDAR = light detection and ranging; ML = metal leaching; BGC = BGC Engineering Inc.; SGS = SGS Canada; ALS = ALS Metallurgy

Drilling

Drilling at the Arctic deposit and within the Ambler Mining District has been ongoing since its initial discovery in 1967. Approximately 60,857 m of drilling was completed within the Ambler Mining District, including 42,571 m of drilling in 207 drill holes at the Arctic deposit or on potential extensions in 29 campaigns spanning 52 years. Drill programs were completed by Kennecott and its subsidiaries, Anaconda, and Trilogy and its predecessor companies.

Core recoveries are acceptable. Geological and geotechnical logging is in line with industry generally-accepted practices. Drill collar and downhole survey data were collected using industry-recognized instrumentation and methods at the time the data were collected.

Between 2004 and 2005, NovaGold conducted a systematic drill core re-logging and re-sampling campaign of Kennecott and BCMC era drill holes. NovaGold either took 1 m to 2 m samples every 10 m, or sampled entire lengths of previously un-sampled core within a minimum of 1 m and a maximum of 3 m intervals. During the Trilogy campaigns, sample intervals were determined by the geological relationships observed in the core and limited to a 2.5 m to 3 m maximum length and 0.3 m minimum length. An attempt was made to terminate sample intervals at lithological and mineralization boundaries. Sampling was generally continuous from the top to the bottom of the drill hole. When the hole was in un-mineralized rock, the sample length was generally 3 m, whereas in mineralized units, the sample length was shortened to 1 m to 2 m with a maximum of 2.5 m.

Gold assays were conducted using fire assay fusion followed by an atomic absorption spectroscopy finish. An additional 49-element suite was assayed by inductively coupled plasma-mass spectroscopy (ICP-MS) methodology, following a four acid (hydrochloric, nitric, hydrofluoric, and perchloric) digestion. The copper, zinc, lead, and silver analyses were completed by AA, following a triple acid digest, in 2004 and 2005, and by inductively coupled plasma-atomic emission spectroscopy following a triple acid digestion from 2006 to 2019, when overlimits occurred with the ICP-MS methodology.

Standard reference materials, blanks, duplicates, and check samples have been regularly submitted at a combined level of 20% of sampling submissions for all NovaGold/NovaCopper/Trilogy era campaigns. BD Resource Consulting, Inc. reviewed the QA/QC dataset and reports and found the sample insertion rate and the timeliness of results received and reviewed meets or exceeds industry best practices.

SG measurements were conducted on 4,708 samples in the database and range from a minimum of 1.49 to a maximum of 5.35 and average 3.04. The distribution of SG data is considered sufficient to support estimation in the resource model.

Current Mineral Resource estimates and geologic models use topography completed in 2010 by PhotoSat Inc. The resolution of the satellite imagery used was at 0.5 m, and a 1 m contour map and digital elevation model were generated. An aerial LiDAR survey was completed to support feasibility level resource estimation, engineering design, environmental studies, and infrastructure layout evaluations. Agreement between surveyed drill hole collar elevations and a LiDAR topographic surface verifies the correctness of the digital topography for use in estimation.

It was concluded that the drill database and topographic surface for the Arctic deposit is reliable and sufficient to support the current estimate of mineral resources.

Sampling, Analysis and Data Verification

Sampling and Analysis

The data for the Arctic deposit were generated over three primary drilling campaigns: 1966 to 1986 when BCMC, a subsidiary of Kennecott was the primary operator, 1998 when Kennecott resumed work after a long hiatus, and 2004 to present under NovaGold, NovaCopper, and Trilogy.

Between 2004 and 2005, NovaGold conducted a systematic drill core re-logging and re-sampling campaign of Kennecott and BCMC era drill holes AR-09 to AR-74. NovaGold either took 1 to 2 m samples every 10 m, or sampled entire lengths of previously unsampled core within a minimum of 1 m and a maximum or 3 m intervals. The objective of the sampling was to generate a full ICP geochemistry dataset for the Arctic deposit and ensure continuous sampling throughout the deposit.

During NovaGold, NovaCopper, and Trilogy eras, samples were selected based on lithologic contacts, significant mineralization and alteration. Drill core was sampled at no less than 30 cm and no more than 2.5 m when in un-mineralized material, and 2 m maximum intervals when in mineralized material. All samples processed at the logging facility at the Bornite Camp were sawn in half with one half being sent to ALS Minerals in Vancouver, BC for analysis and the other half stored on site at the Bornite Camp. Shipment of core samples from the site occurred on a drill hole by drill hole basis. Rice bags, containing two to four poly-bagged core samples each, were marked and labelled with the ALS Minerals address, project and hole number, bag number, and sample numbers enclosed. Rice bags were secured with a pre-numbered plastic security tie and a twist wire tie and then assembled into standard fish totes for transport by chartered flights on a commercial airline to Fairbanks, where they were met by a contracted expeditor for delivery directly to the ALS Minerals preparation facility in Fairbanks. In addition to the core, control samples are inserted into the shipments at the approximate rate of one standard, one blank and one duplicate per 17 core samples.

Samples were logged into a tracking system on arrival at ALS Minerals, and weighed. Samples were then crushed, dried, and a 250 g split pulverized to greater than 85% passing 75 μm.

Gold assays were determined using fire assay fusion followed by an atomic absorption spectroscopy finish. The lower detection limit was 0.005 ppm gold; the upper limit was 1,000 ppm gold. An additional 49-element suite was assayed by ICP-MS, following a 4-acid digestion. The copper, zinc, lead, and silver analyses were completed by AA, following a triple acid digest, when over limit results occurred using the ICP-MS assay method.

Data Verification

Drill hole collars, topography, core logging, and database verification were completed by third party independent contractors. Quality assurance and quality control measures have been in place on an annual basis since 2011 with full data audits of the NovaGold era assay database including retaining independent consultant Caroline Vallat, P.Geo. of GeoSpark Consulting Inc. (“GeoSpark”) to: 1) re-load 100% of the historical assay certificates, 2) conduct a QA/QC review of paired historical assays and NovaGold era re-assays; 3) monitor an independent check assay program for the 2004 to 2008 and 2011-2019 drill campaigns; and 4) generate QA/QC reports for the NovaGold era 2004 to 2008 and NovaCopper/Trilogy era 2011, 2015, 2016, 2017 and 2019 drill campaigns.

BDRC reviewed the QA/QC dataset and reports and found the sample insertion rate and the timeliness of results analysis met or exceeded industry best practices. The QA/QC results indicate that the assay results collected by Trilogy, and previously by NovaGold and NovaCopper, are reliable and suitable for use in the Arctic FS.

Mineral Processing and Metallurgical Testing

Since 1970, metallurgical testwork has been conducted to evaluate the ability of the Arctic deposit to produce copper, lead and zinc concentrates. In-general, the samples tested produced similar metallurgical performances and the Arctic Project has seen the development of a robust metal recovery process to support the current operational plans. Work conducted included mineralogy and flotation testing, locked cycle tests, comminution tests, copper/lead separation testwork, talc optimization testwork, and thickening and filtration testing.

Testwork can be broken into three key time periods:

1.	Historical testwork completed prior to 2012, primarily by Kennecott Research Center in Utah, and Lakefield Research Ltd., Lakefield, Ontario;
2.	Preliminary Trilogy test work conducted at SGS Mineral Services, Vancouver (“SGS Vancouver”), in 2012 to 2015; and
3.	Detailed Trilogy test work conducted at ALS Metallurgy in Kamloops, BC (“ALS Metallurgy”) in 2015 to 2019.

In 2012, SGS Vancouver conducted a metallurgical test program to further study metallurgical responses of the samples produced from Zones 1, 2, 3, and 5 of the Arctic deposit. The flotation test procedures used talc pre-flotation, conventional copper-lead bulk flotation and zinc flotation, followed by copper and lead separation. In general, the 2012-2015 test results indicated that the samples responded well to the flowsheet tested. The average results of the locked cycle tests (without copper and lead separation) were as follows:

●	The copper recoveries to the bulk copper-lead concentrates ranged from 89 to 93% excluding the Zone 1 & 2 composite which produced a copper recovery of approximately 84%; the copper grades of the bulk concentrates were 24 to 28%.
●	Approximately 92 to 94% of the lead was recovered to the bulk copper-lead concentrates containing 9 to 13% lead.
●	The zinc recovery was 84.2% from Composite Zone 1 & 2, 93.0% from Composite Zone 3 and 90.5% from Composite Zone 5. On average, the zinc grades of the concentrates produced were higher than 55%, excluding the concentrate generated from Composite Zone 1 & 2, which contained only 44.5% zinc.
●	Gold and silver were predominantly recovered into the bulk copper-lead concentrates. Gold recoveries to this concentrate ranged from 65 to 80%, and silver recoveries ranged from 80 to 86%.

Using an open circuit procedure, the copper and lead separation tests on the bulk copper–lead concentrate produced from the locked cycle tests generated reasonable copper and lead separation. The copper concentrates produced contained approximately 28 to 31% copper, while the grades of the lead concentrates were in the range of 41% to 67% lead. In this testwork program, it appeared that most of the gold reported to the copper concentrate and on average the silver was equally recovered into the copper and lead concentrates. Subsequent testwork to better define the copper and lead separation process was conducted in 2017, including a more detailed evaluation of the precious metal deportment in the copper and lead separation process.

Grindability testing was completed during both the SGS Vancouver and ALS Metallurgy testwork programs to support the design and economics of efficient grinding of the Arctic materials. SAG mill test results included a single JKTech drop-weight test and 19 SAG media competency tests using variability samples. Test results show the material is amenable to SAG milling and is relatively soft, with a reported breakage (axb) average value of 189.7. Bond ball mill work index (BWi) tests were completed on 44 samples and values ranged from 5.4 to 13.1 kWhr/t with an average BWi of 8.82 kWhr/t. Abrasion index (Ai) tests were completed on five samples and values fluctuated from 0.017 to 0.072 g for the measured samples. The data indicate that the samples are neither resistant nor abrasive to ball mill grinding. The materials are considered to be soft or very soft in terms of grinding requirements. The grinding testwork was used to support detailed grinding circuit design.

In 2017, ALS Metallurgy conducted detailed copper and lead separation flotation testwork using a bulk sample of copper–lead concentrate produced from the operation of a pilot plant. This testwork confirmed high lead recoveries in locked cycle testing of the copper–lead separation process and confirmed precious metal recoveries into the representative copper and lead concentrates. This testwork indicated a clear tendency of the gold values to follow the lead concentrate, giving it a significant gold grade and value. Detailed mineralogical analysis showed that a majority of gold values were occurring as liberated fine-grained gold particles.

The conclusions of testwork conducted both in 2012 and 2017 indicate that the Arctic materials are well-suited to the production of high-quality copper and zinc concentrates using flotation techniques which are industry standard. Copper and zinc recovery data were reported in the range of 88 to 92%, which reflected the high-grade nature of the deposit as well as the coarse-grained nature of these minerals. Grade variations within the deposit will be observed as indicated by the grade variations observed in variability samples, however mill feed variability is expected to be limited and readily manageable with good plant operational practices. Lead concentrates have the potential to be of good quality and can also be impacted by zones of very high talc. Considerable care will be required to ensure maximum talc recovery to remove talc, which has the potential to dilute lead concentrate grades. The lead concentrate is also shown to be rich in precious metals, which has some advantages in terms of marketability of this material.

An overall metallurgical balance for the Arctic Project is summarized in Table 2. The projected metallurgical recoveries are based on an expected average recovery over the life-of-mine (LOM), and results of metallurgical testwork conducted in 2012 and 2017–2019.

Table 2 - Summary of Overall Metal Recovery – Arctic Project

		Concentrate Grade					Metal Recoveries
	Mass	Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Process stream	%	%	%	%	g/t	g/t	%	%	%	%	%
Process Feed	100.0	2.24	0.54	3.12	0.47	34.69	—	—	—	—	—
Copper Conc	6.65	30.3	0.66	1.6	0.76	138	89.9	8.1	3.4	10.9	26.4
Lead Conc	0.78	6.9	55.0	1.8	37.3	2,806	2.4	79.0	0.4	62.1	63.1
Zinc Conc	4.78	1.3	0.25	59.2	0.53	24.5	2.7	2.2	90.6	5.4	3.4
Process Tailings	87.8	0.13	0.07	0.20	0.12	2.81	4.95	10.7	5.56	21.6	7.11

Ancillary testwork was completed by third party consultants on representative concentrate samples, to provide thickening and filtration data for the various concentrates. Settling and filtration rates were observed to be typical for sulphide concentrates and moisture contents in final filter cakes were observed to be lower than expected.

Metallurgical testwork was completed to provide representative tailings samples for use in detailed solids settling and compaction testwork to provide data for tailings design studies.

A detailed study of water treatment chemistry was undertaken to evaluate and confirm the option of destroying cyanide contained in solutions from the proposed copper–lead separation process. The use of an SO2/air process in a small-scale pilot plant demonstrated removal of 99% of the contained cyanide and supported the concept of maintaining low cyanide concentrations within the proposed tailings pond solutions.

Mineral Resource and Mineral Reserve Estimates

Mineral Resource Estimate

Mineral resource estimates are estimated from a 3D block model based on geostatistical applications using commercial mine planning software (MineSight v11.60-2). The block model has a nominal block size measuring 10 x 10 x 5 m and uses data derived from 152 drill holes in the vicinity of the Arctic deposit. The resource estimate was generated using drill hole sample assay results and the interpretation of a geological model which relates to the spatial distribution of copper, lead, zinc, gold and silver. Interpolation characteristics were defined based on the geology, drill hole spacing, and geostatistical analysis of the data. The effects of potentially anomalous high-grade sample data, composited to two meter intervals, are controlled by limiting the distance of influence during block grade interpolation. The grade models have been validated using a combination of visual and statistical methods. The resources were classified according to their proximity to the sample data locations and are reported using the 2014 CIM Definition Standards. Model blocks estimated by three or more drill holes spaced at a maximum distance of 100 m are included in the Indicated category. Inferred blocks are within a maximum distance of 150 m from a drill hole.

The estimate of Indicated and Inferred Mineral Resources is constrained within a conceptual pit shell derived using the projected technical and economic parameters in Table 3.

Table 3 - Parameters Used to Generate a Resource-Limiting Pit Shell

Optimization Parameters
Open Pit Mining Cost	US$3/t
Milling + General and Administrative (G&A) Costs	US$35/t
Pit Slope	43 degrees
Copper Price	US$3.00/lb
Lead Price	US$0.90/lb
Zinc Price	US$1.00/lb
Gold Price	US$1,300/oz
Silver Price	US$18/oz
Metallurgical Recovery: Copper	92%
Lead	77%
Zinc	88%
Gold	63%
Silver	56%

Note: no adjustments for mining recovery or dilution.

The pit shell was generated about copper equivalent (CuEq) grades that incorporate contributions of the five different metals present in the deposit. The formula used to calculate copper equivalent grades is:

CuEq%= (Cu% x 0.92) + (Zn% x 0.290) + (Pb% x 0.231) + (Au g/t x 0.398) + (Ag g/t x 0.005)

The Mineral Resource estimate is listed in Table 4. Mineral Resources are reported inclusive of those Mineral Resources that were converted to Mineral Reserves. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.

Table 4 - Mineral Resource Estimate for the Arctic Deposit

		Average Grade:					Contained metal:
Class	M tonnes	Cu %	Pb%	Zn%	Au g/t	Ag g/t	Cu Mlbs	Pb Mlbs	Zn Mlbs	Au koz	Ag Moz
Indicated	36.0	3.07	0.73	4.23	0.63	47.6	2,441	581	3,356	728	55
Inferred	3.5	1.71	0.60	2.72	0.36	28.7	131	47	210	40	3

Notes:

(1)	The Qualified Persons for the estimate are employees of SIM and BDRC. The estimate is reported using the 2014 CIM Definition Standards. The effective date of the Mineral Resource estimate is April 25, 2017. The results of the 2019 drilling supports the current estimate of mineral resources and the inclusion of these nine new drill holes would have no material impact on the estimate of mineral resources for the Arctic Project.
(2)	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of US$3.00/lb Cu, US$0.90/lb Pb, US$1.00/lb Zn, US$1,300/oz Au and US$18/oz Ag and metallurgical recoveries of 92% Cu,

77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of US$3/t mining and US$35/t process and general and administrative costs. The assumed average pit slope angle is 43º.
(3)	The base case cut-off grade is 0.5% copper equivalent: CuEq = (Cu% x 0.92) + (Zn% x 0.290) + (Pb% x 0.231) + (Au g/t x 0.398) + (Ag g/t x 0.005).
(4)	The Mineral Resource estimate is reported on a 100% basis without adjustments for metallurgical recoveries. Trilogy holds 50% of Ambler Metals.
(5)	The Mineral Resource estimate is reported inclusive of those Mineral Resources that were converted to Mineral Reserves. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. An inferred mineral resource has a lower level of confidence than that applied to an indicated mineral resource and must not be converted to a mineral reserve.

Mineral Resources have been rounded.

Factors that may affect the Mineral Resource estimates include:

●	Metal price and exchange rate assumptions.
●	Changes to the assumptions used to generate the CuEq cut-off grade.
●	Changes in local interpretations of mineralization geometry and continuity of mineralized zones.
●	Changes to geological and mineralization shapes, and geological and grade continuity assumptions.
●	Density and domain assignments.
●	Changes to geotechnical, mining and metallurgical recovery assumptions.
●	Change to the input and design parameter assumptions that pertain to the conceptual pit constraining the estimates.
●	Assumptions as to concentrate marketability, payability and penalty terms.
●	Assumptions as to the continued ability to access the site, retain mineral and obtain surface rights titles, obtain environment and other regulatory permits, and maintain the social license to operate.
●	Assumptions as to future site access.

There are no known factors related to environmental, permitting, legal, title, taxation, socioeconomic, marketing, or political issues which could materially affect the Mineral Resource estimate that are not discussed in the 2020 Arctic Report.

Mineral Reserve Estimates

Mineral Reserves were classified in accordance with the CIM Definition Standards for Mineral Resources and Mineral Reserves (May 10, 2014). Only Mineral Resources that were classified as Measured and Indicated were given economic attributes in the mine design and when demonstrating economic viability. Mineral Reserves for the Arctic deposit incorporate appropriate mining dilution and mining recovery estimations for the open pit mining method.

Table 5 – Optimization Inputs

Parameter	Unit	Value
Metal Prices
Copper	$/lb	3.00
Lead	$/lb	1.00
Zinc	$/lb	1.10
Gold	$/oz	1,300.00
Silver	$/oz	18.00
Discount Rate	%	8
Slope Angles
Sector 1 (2L-E)	degrees	26
Sector 2 (2L-W)	degrees	40
Sector 3 (2U)	degrees	42
Sector 4 (3)	degrees	30
Sector 5 (4L)	degrees	38
Sector 6 (4U)	degrees	43
Dilution	~~%~~	Estimated in a block-by-block basis
Mine Losses	%	Taken into account by block
Mining Cost
Base Elevation	m	730
Base Cost	$/t	2.78
Incremental Mining Cost
Uphill	$/t/5m	0.020
Downhill	$/t/5m	0.015
Process Costs
Operating Cost	$/t milled	15.09
G&A	$/t milled	6.55
Process Sustaining Capital	$/t milled	1.53
Road Toll Cost	$/t milled	4.70
Closure	$/t milled	1.52
Processing Rate	Kt/d	10
Process Recovery
Copper	%	91.2
Lead	%	80.0
Zinc	%	91.0
Gold	%	58.9
Silver	%	34.9
Treatment & Refining Cost	—	Variable by concentrate type/ metal
Royalties
NANA Surface Use	%NSR	1.00
NANA[1]	%NP	0.00

Note:

(1)

NANA may elect to either (a) exercise a non-transferrable back-in-right to acquire between 16% and 25% (as specified by NANA) of the Arctic Project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by Ambler Metals. Upon the direction of Trilogy, the Arctic FS was evaluated on a 100% basis, of which Trilogy’s share is 50%, and does not include the impact on Ambler Metals of the NANA options, either purchasing an interest in the Arctic Project or receiving a royalty payment.

Dilution was applied to the resource model in two steps: planned dilution and contact dilution.

As the mining cost varies with depth individual blocks captured within the final pit design were tagged as either ore or waste by applying the parameters shown in Table 5. Using the partial block percentages within the final pit design the ore tonnage and average grades were calculated.

The Mineral Reserve estimates are shown in Table 6. Only Probable Mineral Reserves have been classified.

Table 6 – Mineral Reserve Statement

	Tonnage	Grades
Class	t x 1000	Cu (%)	Zn (%)	Pb (%)	Au (g/t)	Ag (g/t)
Proven Mineral Reserves	—	—	—	—	—	—
Probable Mineral Reserves	43,443	2.24	3.12	0.54	0.47	34.7
Proven & Probable Mineral Reserves	43,443	2.24	3.12	0.54	0.47	34.7

Notes:

(1)	The Qualified Person for the Mineral Reserves estimates is an employee of Wood. Mineral Reserves have an effective date of January 31, 2020. Mineral Reserves are reported on a 100% basis. Trilogy has a 50% interest in Ambler Metals.
(2)	Mineral Reserves estimated assuming open pit mining methods and include a combination of planned and contact dilution. Total dilution is expected to be between 30% and 35%. Pit slopes vary by sector and range from 26° to 43°. Cut-off grade is variable and ranges from US$32.83/t NSR to US$33.96/t NSR. Commodity prices used were US$3.00/lb Cu, US$1.00/lb Pb, US$1.10/lb Zn, US$1,300/oz Au and US$18/oz Ag. Fixed process recoveries were assumed to be 91.2% Cu, 80.0% Pb, 91.0% Zn, 58.9% Au and 80.0% Ag. Mining costs were estimated at US$2.78/t incremented at US$0.02/t/5 m and US$0.015/t/5 m below and above 730 m elevation respectively. Processing costs were estimated at US$29.39/t, which includes a process operating cost of US$15.09/t, general and administrative cost of US$6.55/t, sustaining capital cost of US$1.53/t. Closure cost of US$1.52/t, and a road toll cost of US$4.70/t. Treatment costs include US$80/t Cu concentrate, US$180/t Pb concentrate and US$200/t Zn concentrate. Refining costs were estimated at US$0.08/lb Cu, US$10/oz Au, US$0.80/oz Ag. Transport costs were included as US$270.38/t concentrate. There is a fixed royalty percentage of 1%.

Risks that may affect the Mineral Reserve estimates include: commodity price and exchange rate assumptions; changes to the assumptions used to generate the NSR cut-off grades that constrains the estimate; changes in local interpretations of mineralization geometry and continuity of mineralized zones; changes to geological and mineralization shapes, and geological and grade continuity assumptions; density and domain assignments; changes to geotechnical and hydrological assumptions, changes to mining and metallurgical recovery assumptions; changes to the input and design parameter assumptions that pertain to the conceptual pit constraining the estimates; assumptions as to concentrate marketability, payability and penalty terms; assumptions as to the continued ability to access the site, retain mineral and obtain surface rights titles, obtain environment and other regulatory permits, and maintain the social license to operate.

There is a risk to the estimate if the Ambler Mining District Industrial Access Project road is not constructed as envisaged, or in the time frame envisaged, or that the toll charges assumed in the 2020 Arctic Report are not the final charges levied. Other risks include: proper management of groundwater will be important to maintaining pit slope stability; the east wall is highly sensitive to several geotechnical parameters, and talc horizons that may not have been included in the geological model might also affect its stability; the presence of talc layers in the rock could affect recoveries in the process plant and therefore could be a risk to the Mineral Reserves.

Mining Operations

The Arctic Project is designed as a conventional truck–shovel operation assuming 144 t trucks, and 15 m3 shovels. The pit design includes three nested phases to balance stripping requirements while satisfying the concentrator requirements.

The design parameters include a ramp width of 28.5 m, maximum road grades of 10%, bench height of 5 m, targeted mining width of between 70 and 100 m, berm interval variable by sector, variable slope angles by sector and a minimum mining width of 30 m.

The smoothed final pit design contains approximately 43.4 Mt of ore and 298.3 Mt of waste for a resulting stripping ratio of 6.9:1. Within the 43.4 Mt of ore, the average grades are forecast to be 2.24% Cu, 3.12% Zn, 0.54% Pb, 0.47 g/t Au and 34.7 g/t Ag.

The scheduling constraints set the maximum mining capacity at 36 Mt/a and the maximum process capacity at 10 kt/d. The production schedule results in a LOM of 12 years. The mine will require three years of pre-production before the start of operations in the processing plant.

Processing and Recovery Operations

The 10,000 t/d process plant design is conventional for the industry and will operate two 12-hour shifts per day, 365 d/a with an overall plant availability of 92%. The process plant will produce three concentrates: 1) copper concentrate, 2) zinc concentrate, and 3) lead concentrate. Gold and silver are expected to be payable at a smelter; silver is expected to be payable in the copper and lead concentrates, with gold expected to be payable in the lead concentrate only.

There are several deleterious elements reporting to the concentrates at levels which would incur penalties; however, there are no special processing provisions required to make a readily saleable concentrate.

The mill feed will be hauled from the open pit to a primary crushing facility where the material will be crushed by a jaw crusher to a particle size of 80% passing 80 mm.

The crushed material will be ground by two stages of grinding, consisting of one SAG mill and one ball mill in closed circuit with hydrocyclones (SAB circuit). The hydrocyclone overflow with a grind size of approximately 80% passing 70 μm will first undergo talc pre-flotation, and then be processed by conventional bulk flotation (to recover copper, lead, and associated gold and silver), followed by zinc flotation. The bulk rougher concentrate will be cleaned and followed by copper and lead separation to produce a lead concentrate and a copper concentrate. The final tailings from the zinc flotation circuit will be pumped to a TMF. Copper, lead, and zinc concentrates will be thickened and pressure-filtered before being transported by truck to a port and shipped to smelters.

Based on the mine plan developed for the Arctic FS and metallurgical testwork results, the LOM average metal recoveries and concentrate grades will be:

●	Copper concentrate:
●	Recovery: 89.9% copper; 10.9% gold; 26.4% silver
●	Copper grade: 30.3%
●	Lead concentrate:
●	Recovery: 79.0% lead; 62.1% gold; 63.1% silver
●	Lead grade: 55.0%

●	Zinc concentrate:
●	Recovery: 90.6% zinc
●	Zinc grade: 59.2%

The average annual dry concentrate production is estimated as:

●	Copper concentrate: 241,024 t/a
●	Lead concentrate: 28,234 t/a
●	Zinc concentrate 173,093 t/a

The recovery plan includes provision for reagents, and water and power requirements

Infrastructure, Permitting and Compliance Activities

Infrastructure

The Arctic Project site is a remote, greenfields site that is remote from existing infrastructure. Infrastructure that will be required for the mining and processing operations will include:

●	Open pit mine
●	Stockpiles and WRF
●	Truck workshop, truck wash, mine offices, mine dry facility and warehouse
●	Administration building
●	Mill dry facility
●	Plant workshop and warehouse
●	Primary crushing building
●	Fine ore stockpile building
●	Process plant and laboratory
●	Concentrate loadout building
●	Reagent storage and handling building
●	Raw water supply building
●	Tailings management facility
●	Surface water diversion and collection channels, culverts, and containment structures
●	WRCP
●	WTPs.

Access

The Arctic Project site will be accessed through a combination of State of Alaska-owned highways (existing), an Alaska Industrial Development and Export Authority-owned private road (proposed) and Trilogy-owned access roads (proposed). The AMDIAP road is proposed by AIDEA to connect the Ambler mining district to the Dalton Highway. The AMDIAP road expected to be permitted as a private road with restricted access for industrial use. To connect the Arctic Project site and the existing exploration camp to the proposed AMDIAP road, a 30.7 km access road (the Arctic access road) will need to be built.

The State of Alaska-owned, public Dahl Creek airport will require upgrades to support the planned regular transportation of crews to and from Fairbanks. The cost of these upgrades has been included in the capital cost estimate.

Power

Power generation will be by five diesel generators, producing a supply voltage of 13.8 kV. The total connected load will be 27.1 MW with a normal running load of 16.0 MW. Diesel will be supplied via existing fuel supply networks in the region and shipped along the AMDIAP road.

Accommodation

The Arctic Project will require three different self-contained camps, equipped with their own power and heat generation capabilities, water treatment plant, sewage treatment plant, and garbage incinerator. The existing 90-person exploration camp will be used to start the construction of the Arctic access road. A 185-person construction camp will be constructed at the intersection of the AMDIAP road and Arctic access road and will be decommissioned once construction is complete. The permanent camp will be constructed along the Arctic access road, closer to the planned processing facility. The 400-person permanent camp will be constructed ahead of operations to support the peak accommodation requirements during construction.

Waste Rock Facility

A large WRF will be developed north of the Arctic pit in the upper part of the Subarctic Creek valley. The WRF is be designed to store waste rock as well as provide a buttress for the tailings containment in the adjacent footprint. The total volume of waste rock is expected to be 146 Mm3 (298 Mt); however, there is potential for expanded volume in the waste if placement density is <2.0 t/m3. The WRF will have a final height of 280 m to an elevation of 930 masl and is planned to be constructed in lifts of either 5, 10 or 20 m height with catch benches every 20 m to achieve an overall slope angle of 2.7H:1V.

Most of the waste rock is anticipated to be potentially acid-generating and there will be no separation of waste based on acid generation potential. Rather, seepage from the WRF will be collected and treated.

Overburden Stockpiles

There will also be two small overburden stockpiles to store the stripped topsoil and overburden from the TMF footprint. The topsoil stockpile will be placed between the haul roads with capacity to store up to 325,000 m3 of material while the overburden stockpile will be located below the lower haul road between the pit and the mill site with capacity to store up to 2,200,000 m3.

Tailings Management Facility

The TMF will be located at the headwaters of Subarctic Creek, in the upper-most portion of the creek valley. The 58.6 ha footprint of the TMF will be fully lined with an impermeable liner. Tailings containment will be provided by the natural topography on the valley sides and an engineered cross valley dam that will be buttressed by the WRF constructed immediately downstream of the TMF. A starter dam will be constructed to elevation 830 m. Three subsequent raises will bring the final dam crest elevation to 890 m, which is 40 m lower than the final elevation of the WRF. The TMF is designed to store approximately 34.5 Mm3 (37.8 Mt) of tailings plus 4.5 Mm3 of water produced over the 12-year mine life and still provide capacity for the probable maximum flood with 2.5 m of freeboard.

Water Management

The proposed mine development is located in the valley of Subarctic Creek, a tributary to the Shungnak River. A surface water management system will be constructed to segregate contact and non-contact water. Non-contact water will be diverted around mine infrastructure to Subarctic Creek. A groundwater seepage monitoring and collection system will be located down gradient of the WRF and seepage collection pond. Contact water will be conveyed to treatment facilities prior to discharge to the receiving environment.

A collection pond (WRCP) will be located directly below the toe of the WRF and will be used to collect seepage from the WRF, runoff from the WRF and haul road corridor area, and water pumped from the open pit.

The Arctic Project water and load balance indicates that during operations excess water from the WRCP will need to be treated prior to discharge to the receiving environment. In the last year of operations and during closure, water from the dewatering of the TMF will also need to be treated prior to discharge to the receiving environment.

Water Treatment Plants

A HDS lime-based neutralization and precipitation process will be used to treat effluent from the WRCP. The HDS WTP will operate during the open water season from May through October, during operations through to post-closure. Treated effluent will be discharged via a 12 km pipeline to the Shungnak River. Long-term water treatment at the HDS WTP will be required in perpetuity.

A SeWTP will treat excess water in the TMF that is predicted to have elevated selenium concentrations. The SeWTP is anticipated to commence treatment during operation in mine year 12. A portion of the treated effluent from the HDS WTP will be combined with excess water from the TMF, and treated for selenium such that the selenium water quality standard is met after a mixing zone in the Shungnak River. The SeWTP will cease once the TMF is dewatered (by approximately year 15 of closure).

Market Studies

Metal pricing was based on combination of two year trailing actual metal prices, market research and bank analyst forward price projections, prepared in July 2020 by Jim Vice of StoneHouse Consulting Inc., who was retained by Trilogy.

The long-term consensus metal price assumptions selected for the Arctic FS were:

●	Copper: $3.00/lb
●	Zinc: $1.10/lb
●	Lead: $1.00/lb
●	Gold: $1,300/oz
●	Silver: $18.00/oz

Smelter terms were applied for the delivery of copper, zinc and lead concentrate. It was assumed that delivery of all concentrates would be to an East Asian smelter at currently available freight rates. Total transport costs for the concentrate are estimated at $270.98/dmt.

Environmental, Permitting, Social and Closure Considerations

Environmental Considerations

The Arctic Project area includes the Ambler lowlands and Subarctic Creek within the Shungnak River drainage. A moderate amount of baseline environmental data collection has occurred in the area including surface and groundwater quality sampling, surface hydrology monitoring, wetlands mapping, aquatic life surveys, avian and mammal habitat surveys, cultural resource surveys, hydrogeology studies, meteorological monitoring, and ML/ARD studies.

Permitting Considerations

Trilogy undertakes its current mineral exploration activities at the Arctic deposit under State of Alaska and Northwest Arctic Borough (“NWAB”) permits. Trilogy is presently operating under a State of Alaska Miscellaneous Land Use Permit that expires at the end of 2022, and a NWAB Permit that expires also expires at the end of 2022. Both permits are renewable.

Mine development permitting will be largely driven by the underlying land ownership; regulatory authorities vary depending on land ownership. The Arctic Project area includes patented mining claims (private land under separate ownership by Trilogy), State of Alaska land, and NANA land (private land).

Because the Arctic Project is situated to a large extent on State land, it will be necessary to obtain a Plan of Operation Approval (which includes the Reclamation Plan and Closure Cost Estimate) from the Alaska Department of Natural Resources (“ADNR”). The Arctic Project will also require certificates to construct and then operate a dam(s) (tailings and water storage) from the ADNR (Dam Safety Unit) as well as water use and discharge authorizations, an upland mining lease and a mill site lease, as well as several minor permits including those that authorize access to construction material sites from ADNR.

The Alaska Department of Environmental Conservation (“ADEC”) would authorize waste management under an integrated waste management permit, air emissions during construction and then operations under an air permit, and an Alaska Pollutant Discharge Elimination System permit for any wastewater discharges to surface waters, and a Multi-Sector General Permit for stormwater discharges. The ADEC would also be required to review the US Army Corps of Engineers (“USACE”) Section 404 permit to certify that it complies with Section 401 of the Clean Water Act (“CWA”).

The Alaska Department of Fish and Game would have to authorize any culverts or bridges that are required to cross fish-bearing streams or other impacts to fish-bearing streams that result in the altering or affecting fish habitat.

U.S. Army Corps of Engineers (“USACE”) would require a CWA Section 404 permit for dredging and filling activities in Waters of the United States including jurisdictional wetlands. The USACE Section 404 permitting action would require the USACE to comply with the Natural Environmental Policy Act (“NEPA”) and, for a project of this magnitude, the development of an Environmental Impact Statement is anticipated. The USACE would likely be the lead federal agency for the NEPA process. As part of the Section 404 permitting process, the Arctic Project will have to meet USACE wetlands guidelines to avoid, minimize and mitigate impacts to waters of the US including wetlands.

The Arctic Project will also have to obtain approval for a Master Plan from the NWAB. In addition, actions will have to be taken to change the borough zoning for the Arctic Project area from Subsistence Conservation and General Conservation to Resource Development and transportation.

The overall timeline required for permitting would be largely driven by the time required for the NEPA process, which is triggered by the submission of the Section 404 permit application to the USACE. The timeline includes the development and publication of a draft and final EIS and ends with a Record of Decision, and Section 404-permit issuance. In Alaska, the EIS and other State and Federal permitting processes are generally coordinated so that permitting and environmental review occurs in parallel. The NEPA process could require between two to three years to complete, and could potentially take longer.

Social and Community

The Arctic Project is located approximately 40 km northeast of the villages of Shungnak and Kobuk, and 64 km east-northeast of the native village of Ambler. The population in these villages range from 151 in Kobuk (2010 Census) to 262 in Shungnak (2010 Census). Residents live a largely subsistence lifestyle with incomes supplemented by trapping, guiding, local development projects, government aid and other work in, and outside of, the villages.

The Arctic Project has the potential to significantly improve work opportunities for village residents. Trilogy is working directly with the villages to employ residents in the ongoing exploration program as mechanics, geotechnicians, core cutters, administrative staff, camp-services staff, heavy equipment operators, drill helpers, and environmental technicians. Trilogy and NANA have established a Workforce Development Committee to assist with developing a local workforce. In addition, Trilogy has existing contracts with native-affiliated companies (such as NANA Management Services and KUNA Engineering Inc.) that are providing camp catering and environmental services for the Arctic Project, respectively.

Local community concerns will also be formally recognized during the development of the Arctic Project EIS. Early in the EIS process, the lead federal permitting agency will hold scoping meetings in rural villages to hear and record the concerns of the local communities so that the more significant of these concerns can be addressed during the development of the EIS. In addition, the lead federal agency would have government-to-government consultations with the Tribal Councils in each of the villages, as part of the EIS process, to discuss the Arctic Project and hear Council concerns.

Closure Planning

Mine reclamation and closure are largely driven by State regulations that specify that a mine must be reclaimed concurrent with mining operations to the greatest extent possible and then closed in a way that leaves the site stable in terms of erosion and manages degradation of water quality from acid rock drainage or metal leaching on the site. A detailed Reclamation Plan and Closure Cost Estimate will be submitted to the State agencies for review and approval in the future, during the formal mine permitting process.

Owing to the fact that the Arctic Project is likely to have facilities on a combination of private (patented mining claims and native land) and State land, it is likely that the Reclamation Plan will be submitted and approved as part of the plan of operations, which is approved by the ADNR. However, since the reclamation plan must meet regulations of both ADNR and the ADEC, both agencies will review and approve the Reclamation Plan and Closure Cost Estimate. In addition, private land owners must formally concur with the portion of the Reclamation Plan for their lands so that it is compatible with their intended post-mining land use.

The estimate cost of closure is based on unit rates used by SRK on other closure projects in cold environments. The indirect costs were included as percentages of the estimated direct costs based on guidelines for Alaska (DOWL 2015). Long-term water treatment and maintenance of certain water management facilities were calculated separately, and a NPV is provided for the first 100 years, at a discount rate of 4.3%.

Reclamation and closure costs were estimated to be $158.2 million, in discounted 2020 US dollars. Annual (undiscounted) costs associated with long-term closure activities and operation of the HDS WTP are estimated to be $5.1 million.

Capital and Operating Costs

Capital Costs

The capital cost estimate has an estimated accuracy of ±15% and uses quarter 4, 2019 US dollars as the base currency. The total estimated initial capital cost for the design, construction, installation, and commissioning of the Arctic Project is estimated to be $905.6 million. A summary of the estimated capital cost is shown in Table 7.

Table 7 – Initial Capital Costs

Cost Type	Description	US$M
Direct	Mine	280.1
	Crushing	28.3
	Process	116.6
	Tailings	70.0
	On-Site Infrastructure	109.3
	Off-Site Infrastructure	53.7
	Direct Subtotal	658.0
Indirect	Indirects	130.7
	Contingency	94.6
	Owners Costs	23.4
	Indirect Total	248.7
Project Total		906.7

The total sustaining capital cost estimate is $113.8 million for the 12-year LOM which includes equipment, tailings and other items. Closure costs were estimated to be $205.4 million. These costs are summarized in Table 8.

Table 8 – Sustaining Capital and Closure Costs

Cost Type	Description	US$M
Direct	Mine	15.1
	Process	1.3
	Tailings	25.1
	On-Site Infrastructure	50.4
Indirect	Indirects	13.8
	Contingency	8.0
Total Sustaining Capital		113.8
Closure Costs		205.4

Operating Costs

The operating cost estimates use US dollars as the base currency and have an accuracy of ±15%. An average operating cost was estimated for the Arctic Project based on the proposed mining schedule. These costs included mining, processing, G&A, surface services, and road toll costs. The average LOM operating cost for the Arctic Project is estimated to be $50.65/ t milled. The breakdown of costs in Table 9 is estimated based on the LOM average mill feed rate.

All pre-production costs have been included in capital costs.

Table 9 – Operating Costs

	LOM Average Unit
	Operating Cost	Percentage of Total
Description	($/ t milled)	Annual Operating Costs
Mining*	18.48	36%
Processing	18.31	36%
G&A	5.15	10%
Surface Operations	0.68	1%
Road Toll	8.04	16%
Total Operating Cost	50.65	100%

* Excludes pre-production costs

Economic Analysis

The results of this economic analysis represent forward looking information. The results depend on the inputs that are subject to several known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those presented in this section. Information that is forward looking includes mineral reserve estimates, commodity prices, the proposed mine production plan, construction schedule, projected recovery rates, proposed capital and operating cost estimates, closure cost estimates, toll road cost estimates, and assumptions on geotechnical, environmental, permitting, royalties, and hydrogeological information.

An economic analysis was undertaken on a 100% basis to determine the IRR, net present value and payback on initial investment of the Arctic Project. Trilogy holds 50% of Ambler Metals. The Arctic Project consists of a three-year pre-production construction period, followed by 12 years of production.

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

The pre-tax financial results are:

●	30.8% IRR
●	$1,550.9 million NPV at an 8% discount rate
●	2.4 year payback period, on the initial capital costs of $905.6 million
●	Undiscounted pre-tax cashflow of $3,768.0 million over LOM

The following tax regimes were incorporated in the post-tax analysis: US Federal Income Tax, Alaska State Income Tax, and Alaska Mining License Tax. Taxes are calculated based on currently enacted United States and State of Alaska tax laws and regulations, including the US Federal enactment of the Tax Cuts & Jobs Act on December 22, 2017. At the base case metal prices used for this study, the total estimated taxes payable on the Arctic Project profits are $924.7 million over the 12-year mine life.

The post-tax financial results are:

●	27.1% IRR
●	$1,134.7 million NPV at an 8% discount rate
●	2.6 year payback period, on the initial capital costs of $905.6 million
●	Undiscounted post-tax cashflow of $ 2,843.4 million over LOM

Sensitivity Analysis

Ausenco investigated the sensitivity of the Arctic Project’s pre-tax NPV, and IRR to several project variables, including metal prices (copper, zinc, lead, gold, silver), capital costs, and operating costs (onsite and offsite). The metal grade is not presented in these sensitivity graphs because the impacts of changes in the metal grade mirror the impact of changes in metal price.

The Arctic Project’s pre-tax NPV at an 8% discount rate is most sensitive to changes in copper price, followed by zinc price, off-site operating costs, on-site operating costs, capital costs, silver price, gold price, and lead price.

The Arctic Project’s pre-tax IRR is most sensitive to changes in copper price and capital cost, followed by zinc price and off-site operating costs, and in then decreasing order, on-site operating costs, silver price, gold price, and lead price

Exploration, Development, and Production

Constraints and Interfaces

The Arctic Project will be an integrated development with several consultants contributing to the overall design process. Specialist contractors will most likely be engaged for specific packages, such as the Arctic access road, and the construction camps, generally on a “design and construct” basis.

It is essential that these parties work together to ensure data being used is both current and meaningful. Data transfer between parties shall be strictly controlled and in accordance with Document Control protocols.

The early design interfaces for the Arctic Project will include at least:

●	Mine development
●	Waste Rock placement and Tails Dam
●	Project water management and treatment
●	Arctic Access Road design and construction, in particular the pioneer road necessary to allow earliest possible access to the Mine pre-assembly construction site
●	Pioneer, Construction and Permanent Camps.

The Interface Management procedures will be developed to ensure services at the battery limits are clearly defined and understood by all parties affected.

Key Project Milestones

Key project milestones will be developed once the project is committed to construction and the required permits are in hand.

The Mine requires nominally two years of pre-strip operations, tailings pond starter dam development and water accumulation before actual production mining operations can commence.

For that pre-strip work to start, the Arctic access road from the AMDIAP intersection to the mine site will have to be constructed to at least a pioneer road condition that will allow the mine fleet and the support facilities to be delivered, built and made operational.

Tailings pond construction must be to a height to allow natural collection of water in quantities that will allow plant operations to commence.

Proven Technology

The Arctic Project will utilize proven technology and equipment that can be built, operated and maintained under adverse weather conditions

The Design Criteria, Technical Specifications and Data sheets shall reflect the location, the environmental and initial logistics constraints that may affect the procurement and construction effort.

Engineering, Procurement and Construction Management Approach

Two engineering, procurement and construction management (“EPCM”) strategies have been identified that are structured to account for the abnormally long pre-strip mining operation. The first option is the basis for the capital and operating cost estimate.

Early Engineering Only with 2-Stage Procurement

There is a need to establish the mine facilities and assemble the Mine Fleet in time to allow the pre-strip operation to start some two years before the Process Plant receives its first ore. This means that there will be a significant amount of detailed engineering requiring completion well in advance of the time required for conventional engineering, procurement and construction of just the process plant and supporting infrastructure. This has been assessed as requiring detailed engineering to start some four years before the process plant starts production.

In particular, the pioneer access road design and contracts and civil design for the Mine Support facilities will be required early in the schedule. By default, the rest of the civil design would need to attach to that early works for simple plant layout and construction coordination purposes. For that to occur the plant layout will be required to be frozen a lot earlier than normal. That in turn is dependent on sizing and selection of the major process equipment items and the receipt of certified vendor data.

Effectively, the detailed design phase will need to follow the conventional approach and run its course but started at a time that meets the early works schedule requirements. Everything other than the mine support facilities will be designed some two years in advance of when it is needed.

With the early equipment order placement, the supply phase could become inordinately long, extending over three years in most cases, when in fact the equipment is not likely to be needed until the last eighteen months prior to plant start-up.

An unorthodox but proven option to this extended design, supply and construction schedule is to have the EPCM Contractor buy the major equipment in two steps:

●	Step 1: Buy only the vendor certified engineering data to allow detailed engineering to continue to completion but hold the manufacturing functions until later in the overall schedule, effectively a delay of around twelve to fifteen months.
●	Step 2: Based on agreed vendor manufacturing durations, apply a “late” release of the equipment for manufacture with deliveries effectively becoming a “Just-in Time” logistics operation.

This strategy provides the following advantages:

●	Engineering can start and continue to completion using critical certified vendor data without the need for an extended “standby” involvement.
●	Procurement functions can work in parallel with the engineering group with no disconnect between the two disciplines.
●	The Procurement team can generally disband early in the schedule with just key personnel retained to provide continuity of support.
●	The expediting team can mobilize later in the schedule to drive manufacture and delivery in a concerted campaign.
●	Equipment deliveries can be orchestrated to suit the conditions at the time with everything consolidated into a transit compound for coordinated shipping to site.
●	Reduced cashflow demands.

The disadvantages with this approach are:

●	The vendors need to be clearly briefed as to what the system means to their manufacturing schedule.
●	A payments formula needs to be in place to account for a delayed delivery strategy.
●	Some vendors have difficulty in determining just what their actual engineering costs are.

Early EPCM Leading to Plant Care and Maintenance

Under this approach, the EPCM would work to conventional design and construction schedule, starting to suit the mine access requirements but following on to completion without interruption. That would bring the total process plant and supporting infrastructure to a mechanical completion condition nominally twelve to fifteen months before it is able to start work.

The plant could not be commissioned through lack of ore and would have to be placed into care and maintenance mode until ore became available. This has an inherent advantage in that if the pre-strip operation was completed earlier than scheduled, and sufficient water is accumulated, the plant operations would be able to take advantage of the fact the plant was already mechanically complete. The care and maintenance requirements in that environment for that duration will require close assessment.

Interpretations and Conclusions

The Arctic deposit will be mined at an annual rate of 36 Mt/a, with an overall stripping ratio of 6.9:1. Ore will be processed by conventional methods to annually produce 241,024 tonnes of copper, 28,234 tonnes of lead, and 173,093 tonnes of zinc, all in concentrates for provision to third party refiners. Waste and tailings materials will be stored in surface facilities, which will be closed and reclaimed at the end of the mine; contact water will be treated and discharged to the environment throughout the life of mine. Precious metals attendant with the concentrates will be largely payable. While there are expected to be several deleterious elements in the concentrates at levels that may incur penalties, there are no special processing requirements.

Under the assumptions presented in the 2020 Arctic Report, the Arctic Project shows positive economics.

The financial analysis excludes consideration of the NANA Agreement, whereby NANA has the right, following a construction decision, to elect to purchase a 16% to 25% direct interest in the Arctic Project or, alternatively, to receive a 15% Net Proceeds Royalty.

The financial analysis excludes consideration of the new joint venture formed between South32 and Trilogy.

The cost assumptions for the AMDIAP road are estimates provided by Trilogy. There is a risk to the capital and operating cost estimates, the financial analysis, and the Mineral Reserves if the toll road is not built in the time frame required for the Arctic Project, or if the toll charges are significantly different from what was assumed.

In terms of project execution, the mine requires nominally two years of pre-strip operations, tailings pond starter dam development and water accumulation before actual production mining operations can commence.

For that pre-strip work to start, the Arctic access road from the AMDIAP intersection to the mine site will have to be constructed to at least a pioneer road condition that will allow the mine fleet and the support facilities to be delivered, built and made operational.

Recommendations

A single-phase work program is recommended, which will include: additional drilling program to upgrade a portion of the indicated resource to measures resource; drill and blast study; geotechnical investigations and studies; further geohazards assessment; site specific seismic hazard assessment; updating of hydrogeological models and groundwater management plans; optimization of the plant and related service facilities and evaluation of the power supply; examination of water management, water treatment, WRF and TMF designs; baseline studies and environmental permitting activities; and additional metallurgical testwork.  The budget for this work is estimated at about $7.0 million.

Bornite Project, Ambler District, Alaska

Bornite Project

Except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from the 2018 Bornite Report titled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” dated July 20, 2018 with an effective date of June 5, 2018 prepared by BD Resource Consulting, Inc., SIM Geological Inc., and International Metallurgical & Environmental Inc. The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the 2018 Bornite Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Bornite Project - Property Description and Location

The property is located in the Ambler mining district of the southern Brooks Range, in the NWAB of Alaska. The property is located in Ambler River A-2 quadrangle, Kateel River Meridian T 19N, R 9E, sections 4, 5, 8 and 9. The Bornite Project is located 248 km east of the town of Kotzebue, 19 km north of the village of Kobuk, 275 km west of the Dalton Highway, an all-weather state maintained public road, at geographic coordinates N67.07° latitude and W156.94° longitude (Universal Transverse Mercator North American Datum 83, Zone 4W coordinates 7440449N, 589811E).

At the time of the formation of Ambler Metals, Trilogy transferred its Alaskan assets, including the Bornite Project, to the newly formed joint venture. See “Significant Developments in 2020”. The mineral resource estimates with respect to the Bornite Project are reported on a 100% basis, of which Trilogy’s share is 50%.

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

Drilling and mapping programs are seasonal and have been supported out of the Main Bornite Camp and Dahl Creek Camp. The main Bornite Camp facilities are located on Ruby Creek on the northern edge of the Cosmos Hills. The camp provides office space and accommodations for the geologists, drillers, pilots, and support staff. There are four 2-person cabins installed by NANA prior to our tenure. In 2011, the main Bornite Camp was expanded to 20 sleeping tents, 3 administrative tents, 2 shower/bathroom tents, 1 medical tent, and 1 dining/cooking tent. With these additions, the camp capacity was increased to 49 beds. A 30 m by 9 m core logging facility was also built in the summer of 2011. An incinerator was installed near the Bornite airstrip to manage waste created by the Bornite Project. Power for the Bornite Project is supplied by a 175 kW Caterpillar diesel generator. Water is provided by a permitted artesian well located 250 m from the Bornite Camp. In 2012, the camp was further expanded with the addition of a laundry tent, a women's shower/washroom tent, a recreation tent, several additional sleeping tents, and a 2 x enlargement of the kitchen tent. Camp capacity increased to 76 beds. The septic field was upgraded to accommodate the increase in camp population. One of the two-person cabins was winterized for use by the winter caretaker. A permitted landfill was established to allow for the continued cleanup and rehabilitation of the historic shop facilities and surroundings. The Dahl Creek camp is a leased facility used as an overflow or alternative facility to the main Bornite Camp.  The Dahl Creek camp has a main cabin for dining and administrative duties, and a shower facility.  Sleeping facilities include two hard-sided sleeping cabins with seven beds (primarily used for staff), one 4-person sleeping tent, and three 2-person sleeping tents for a total of 17 beds.  There are support structures, including a shop and storage facilities.

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

Kennecott completed numerous geophysical surveys as an integral part of exploration throughout their tenure on the property.  Various reports, notes, figures, and data files stored in Kennecott’s Salt Lake City exploration office indicated that geophysical work included, but was not limited to, the following:

●	Airborne magnetic and EM surveys (fixed-wing INPUT) (1950s)
●	Gravity, single point (“SP”), Audio-Frequency Magneto-Telluric (“AMT”), EM, borehole and surface IP/resistivity surveys (1960s)
●	Gravity, airborne magnetic, and CSAMT surveys (1990s)

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

Work by Trilogy in 2015 focused on furthering the understanding of the distribution and nature of the various lithologic units and their context in a sedimentary depositional model.  The updated model, based on lithogeochemical signatures of the various units along with their historical visual logging, shows stacked debris flows composed of basal non-argillaceous channelized debris flows breccias with a fining upward sequence of increasingly argillaceous-rich breccias capped by high calcium (Ca) phyllites, confined laterally in channels between either massive or thin-bedded platform carbonates. Two stacked debris flow sequences are apparent, the Lower and Upper reefs.  The Upper Reef grades vertically into capping argillaceous limestones instead of discrete high Ca phyllites indicating a shallowing upward or filling of the debris flow channels.  Based on this updated interpretation, a series individual debris flow cycles have been modeled. Low calcium (Ca) phyllites, such as the Anirak Schist (QP) and the Beaver Creek Phyllite respectively underlie and cap the local stratigraphy suggesting different sourcing than the locally derived high Ca phyllites of the debris flow dominated Bornite Carbonate sequence stratigraphy.  The Beaver Creek Phyllite is in structural contact with the Bornite Carbonate Sequence while the contact with the underlying Anirak Schist is an unconformity. In addition to the stacked sedimentary stratigraphy, a crosscutting breccia dubbed the P-Breccia has been identified in and around the recently discovered South Reef mineralization.  Though poorly defined by the overall lack of drilling in the area, the body which contains excellent copper grade lies at or near the Iron Mountain discontinuity.  It remains unclear whether the P-Breccia is a post-depositional structural, hydrothermal or solution-collapse induced breccia.

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

Mineralization at Bornite occurs as tabular mineralized zones that coalesce into crudely stratiform bodies hosted in secondary dolomite. Two significant dolomitic horizons that host mineralization have been mapped by drilling and include: 1) the Lower Reef, a 100 to 300 m thick dolomitized zone lying immediately above the basal quartz phyllite unit of the Anirak Schist; and 2) the Upper Reef, a 100 to 150 m thick dolomite horizon roughly 300 m higher in section.

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

2017 Trilogy Exploration

The 2017 field program extended the 2013 and 2015 Deep Penetrating Geochemical soil survey another 500m to the northeast.  The 2013 soil line was extended 1500m to the east to test over the covered projection of the Two Grey Hills carbonate section.  The 3D lithology model was updated to incorporate the 2017 drill program results, which are described in Section 10,

Trilogy also completed a close spaced (100m station spacing) ground gravity survey over a 2 km by 4km grid covering the existing resource area and extending northeast over the 2017 drill target area.  The complete Bouguer Anomaly residual plot (removes a strong decreasing to the northeast regional gradient) shows good correlation with the Lower Reef mineralization that outcrops on surface with the gravity high gradually decreasing down-dip to the northeast.

As part of the overall gravity program, Mira Geosciences created a petrophysical model for the Bornite Deposit that synthesized the expected gravity response on surface (forward model) for the 2017 gravity stations.   This forward model matches very closely with the actual survey data over the deposit area, but diverges on the south end where the expected response of gravity low is actually a strong gravity high that may reflect shallow mineralization up-dip along the South Reef trend.  Mira also completed a geologically constrained 3D inversion using the 2017 gravity data.  Two areas of anomalously high densities (>2.9 g/cc) were identified.  The first area extends up to 750m to the east-northeast of RC17-

0239, which was one of the more successful holes in 2017 and is coincident with the Iron Mountain structure.  The second anomaly is located just above the Anirak contact (Lower Reef) to the west of the 2017 target area and 700m to the north of the closest drill hole (RC-53), which is weakly mineralized along that horizon.  This area falls along the northwest-southeast high grade thickness trend.

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

Throughout our tenure at Bornite, the following core handling procedures have been implemented. Core is slung by helicopter, or transported by truck or ATV, from the drill rig to the core-logging facility. Upon delivery, geologists and geotechnicians open and inspect the core boxes for any irregularities. They first mark the location of each drilling block on the core box, and then convert footages on the blocks into metric equivalents. Geotechnicians or geologists measure the intervals (or “from/to”) for each box of core and include this information, together with the drill hole ID and box number, on a metal tag stapled to the end of each box. Geotechnicians then measure the core to calculate percent recovery and rock quality designation (“RQD”). RQD is the sum of the total length of all pieces of core over 12 cm in a run. The total length of core in each run is measured and compared to the corresponding run length to determine percent recovery. Core is then logged with lithology and visual alteration features captured on observed interval breaks. Mineralization data, including sulphide species and abundance (recorded as percent), and gangue and vein mineralogy are collected for each sample interval with an average interval of approximately 2 m. Structural data is collected as point data. Geologists then mark sample intervals to capture each lithology or other geologically appropriate intervals.  Sample intervals of core are typically between 1 m and 3 m in length but are not to exceed 3 m in length. Occasionally, if warranted by the need for better resolution of geology or mineralization, smaller sample intervals have been employed. Geologists staple sample tags on the core boxes at the start of each sample interval and mark the core itself with a wax pencil to designate sample intervals.  This sampling approach is considered sound and appropriate for this style of mineralization and alteration. Drill core is digitally photographed prior to sampling. Drill core is cut in half using diamond core saws. Specific attention to core orientation is maintained during core sawing to ensure that representative samples are obtained. One-half of the core is retained in the core box for storage on site, or at our Fairbanks warehouse, and the other half is bagged and labeled for analysis. Samples are selected for specific gravity measurements.

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

Gold assays in 2011 and 2012 were determined using fire analysis followed by an atomic absorption spectroscopy finish; gold was not analyzed in 2013 or 2014. The lower detection limit was 0.005 ppm gold; the upper limit was 10 ppm gold. An additional 48-element suite was assayed by ICP-MS and ICP-AES methodologies, following a four-acid digest. Over limit (>1.0%) copper and zinc analyses were completed by AA, following a four-acid digest.

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

The Bornite Project database comprises a total of 243 diamond drill (core) holes totaling 86,584 m; 173 holes target the Ruby Creek zone and 45 holes target the South Reef zone. The remaining 25 holes in the database are exploratory in nature and test for satellite mineralization proximal to the Bornite Deposit. The database contains a total of 32,138 samples that have been analyzed for copper content and 26,574 that have been analyzed for cobalt content. During 2014, Trilogy geologists re-logged and sampled 37 Kennecott drill holes comprising approximately 13,000 meters with partial or no assays. The resource estimate incorporates the results from the 2014 field program as well as advancements to the 3D geological model completed during 2015.

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

The Bornite deposit comprises several zones of relatively continuous moderate to high-grade copper mineralization that extends from surface to depths of more than 800 m below surface.  The deposit is potentially amenable to a combination of open pit and underground extraction methods. It is important to recognize that these discussions of underground and surface mining parameters are used solely for the purpose of testing the “reasonable prospects for economic extraction,” and do not represent an attempt to estimate mineral reserves.  No mineral reserves have been calculated for the Bornite Project.

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

Estimate of Copper Mineral Resources – Indicated

Type	Cut-off (Cu %)	M tonnes	Grade (Cu %)	Contained Metal (Mlbs Cu)
Indicated
In-Pit(2)	0.5	40.5	1.02	913

Notes:

1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. Mineral resources that are not mineral reserves do not have demonstrated economic viability. See “Risk Factors” and “Cautionary Note to United States Investors.”
2.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.
3.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.
4.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.
5.	All amounts are stated in U.S. dollars unless otherwise noted.
6.	Mineral resources are reported on a 100% basis. Following the formation of Ambler Metals, Trilogy and South32 each own 50% of the Bornite Project.

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

Estimate of Copper Mineral Resources – Inferred

Type	Cut-off (Cu %)	M tonnes	Grade (Cu %)	Contained Metal (Mlbs Cu)
Inferred
In-Pit (2)	0.5	84.1	0.95	1,768
Below-Pit (3)	1.5	57.8	2.89	3,683
Total Inferred		141.9	1.74	5,450

Notes:

1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. See “Risk Factors” and “Cautionary Note to United States Investors.”
2.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.
3.	Mineral resources at a 1.5% cut-off are considered as potentially economically viable in an underground mining scenario based on an assumed projected copper price of $3.00/lb, underground mining costs of $65.00 per tonne, milling costs of $11.00 per tonne, G&A of $5.00 per tonne, and an average metallurgical recovery of 87%.
4.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and contained metal content.
5.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.
6.	All amounts are stated in U.S. dollars unless otherwise noted.
7.	Mineral resources are reported on a 100% basis. Following the formation of Ambler Metals, Trilogy and South32 each own 50% of the Bornite Project.

Estimate of Cobalt Mineral Resources – Inferred

Class	Type	Cut-off (Cu %)	Tonnes (million)	Average Grade Co (%)	Contained Metal Co (Mlbs)
Inferred	In-Pit(1)	0.5	124.6	0.017	45
Inferred	Below-Pit	1.5	57.8	0.025	32
Inferred	Total		182.4	0.019	77

1.	Resources stated as contained within a pit shell developed using a metal price of US$3.00/lb Cu, mining costs of US$2.00/tonne, milling costs of US$11/tonne, G&A cost of US$5.00/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
3.	It is reasonably expected that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with additional exploration.
4.	Due to limited sample data, none of the cobalt resource meets the confidence for Indicated class resources. All cobalt resources are considered in the Inferred category.
5.	Mineral resources are reported on a 100% basis. Following the formation of Ambler Metals, Trilogy and South32 each own 50% of the Bornite Project.

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

Bornite Project – Mining Operations

The Bornite Project is not currently in production; for contemplated exploration or development activities see above.

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

Glossary of Technical Terms

The following technical terms defined in this section are used throughout this Form 10-K:

“AA” is atomic absorption.

“Ag” is the chemical symbol for silver.

“Ai” is abrasion index.

“AMT” is audio-magnetotelluric.

“Au” is the chemical symbol for gold.

“BWi” is bond ball mill work index.

“CIM” is the Canadian Institute of Mining, Metallurgy and Petroleum.

“Co” is the chemical symbol for cobalt.

“Cu” is the chemical symbol for copper.

“CuEq” is copper equivalent.

“DIGHEM” is a proprietary geophysical survey system.

"d/a" is days per annum.

“dilution” is waste, which is unavoidably mined with ore.

“dip” is the angle of inclination of a geological feature/rock from the horizontal.

“EM” is electromagnetic.

“fault” is the surface of a fracture along which movement has occurred.

“gangue” are non-valuable components of the ore.

“grade” is the measure of concentration of metal within mineralized rock.

“g” is a gram.

“g/t” is grams per metric tonne.

“ha” is a hectare.

“HDS” is high density sludge.

“ICP” is induced couple plasma.

“ICP-MS” is inductively coupled plasma-mass spectroscopy.

“ICP-AES” is inductively coupled plasma-atomic emission spectroscopy.

“IRR” is internal rate of return.

“km” is a kilometer.

“kWhr” is kilowatt hours.

“kV” is a kilovolt.

“LOM” is the life-of-mine.

“LiDAR” is light detection and ranging.

“μm” is a micron or mircrometer and is one millionth of a meter.

“m” is a meter.

“Ma” is million years.

“masl” is meters above sea level.

“ML/ARD” is metal leaching and acid rock drainage.

“mm” is a millimeter.

“Mm3” is million cubic meters.

“MS” is massive sulphide.

“Mt/a” is million tonnes per annum.

“MW” is million watts.

“NPV” is net present value.

“NSR” mean net smelter return

“ounce” or “oz” is a troy ounce.

“Pb” is the chemical symbol for lead.

“ppm” is parts per million.

“QA/QC” is quality assurance and quality control.

“SAG” is semi-autogenous grind.

“SeWTP” is a selenium water treatment plant.

“SG” is specific gravity.

“SMS” is semi-massive sulphide.

“strike” is the duration of line formed by the intersection of strata surfaces within the horizontal plane, always perpendicular to the dip direction.

“tailings” is the finely ground waste rock from which valuable minerals or metals have been extracted.

“TMF” is a tailings management facility.

“tonne" or "t” is a metric tonne: 1,000 kilograms or 2,204.6 pounds.

“t/d” is tonnes per day.

“VMS” is volcanogenic massive sulphide.

“WRCP” is a waste rock collection pond.

“WRF” is a waste rock facility.

“WTP” is a water treatment plan.

“XRF” is x-ray fluorescence spectroscopy.

“Zn” is the chemical symbol for zinc.

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

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank.  We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2020.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the TSX and the NYSE American under the symbol “TMQ”. As of February 11, 2021, there were 1,461 registered holders of our Common Shares.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During fiscal year 2020, neither Trilogy nor any affiliate of Trilogy repurchased Trilogy Common Shares.

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

The term “U.S. Holder,” for the purposes of this section, means a Non-Resident Holder who, for purposes of the Canada-United States Tax Convention (1980) as amended, (the “Convention”), is at all relevant times a resident of the United

States and is a “qualifying person” within the meaning of the Convention. In some circumstances, fiscally transparent entities (including limited liability companies) will be entitled to benefits under the Convention. U.S. Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Convention based on their particular circumstances.

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

This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any particular Non-Resident Holder and no representations with respect to the income tax consequences to any particular Non-Resident Holder are made. This summary is not exhaustive of all Canadian federal income tax considerations. Accordingly, Non-Resident Holders should consult their own tax advisors with respect to their own particular circumstances. The discussion below is qualified accordingly.

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

Dividends on Common Shares

Under the Tax Act, dividends on Common Shares paid or credited to a Non-Resident Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends. This withholding tax may be reduced pursuant to the terms of an applicable income tax treaty or convention between Canada and the country of residence of a Non-Resident Holder. Under the Convention, a U.S. Holder will generally be subject to Canadian withholding tax at a rate of 15% of the gross amount of such dividends (or 5% in the case of a U.S. Holder that is a company beneficially owning at least 10% of the Company’s voting shares). In addition, under the Convention, dividends may be exempt from Canadian non-resident withholding tax if paid to certain U.S. Holders that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2015, 2016, 2017 and 2020. The Company believes it was a PFIC for the tax years ended November 30, 2018 and 2019 and may be a PFIC in future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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
	Year Ended November 30
	2020	2019	2018	2017	2016
	$	$	$	$	$
Results of operations
(Earnings) loss and comprehensive (earnings) loss for the period	(161,767)	27,905	21,849	21,104	4,862
Basic (earnings) loss per share	(1.14)	0.21	0.18	0.20	0.05
Diluted (earnings) loss per share	(1.12)	0.21	0.18	0.20	0.05

Financial position
Working capital	10,392	17,803	21,976	4,851	15,056
Total assets	185,265	51,617	54,659	40,279	46,747
Total long-term liabilities	408	31,000	20,800	10,365	—
Shareholders’ equity	183,811	18,263	32,202	25,665	46,154

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “the Company”, “us” or “we”) is dated February 11, 2021 and provides an analysis of our audited financial results for the year ended November 30, 2020 compared to the years ended November 30, 2019 and November 30, 2018.

The following information should be read in conjunction with our November 30, 2020 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Richard Gosse, P. Geo, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE American under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

We are a base metals exploration company focused on the exploration and development of mineral properties, through our equity investee, in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”) were contributed into a 50/50 joint venture named Ambler Metals LLC (“Ambler Metals”) between Trilogy and South32 Limited (“South32”) on February 11, 2020 (see below). The projects contributed to Ambler Metals consist of: i) the Ambler lands which host the Arctic copper-zinc-lead-gold-silver project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which hosts the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets.

Property review

The UKMP Projects are held by our equity investee, Ambler Metals of which Trilogy holds a 50% interest. The projects are located in the Ambler mining district in Northwest Alaska. The UKMP Projects comprise approximately 426,690 acres (172,675 hectares) consisting of the Ambler and Bornite lands.

Arctic Project

The Ambler lands, which host a number of deposits, including the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized occurrences within a 100-kilometer-long volcanogenic massive sulfide (“VMS”) belt. The Ambler lands are located in Northwestern Alaska and consist of 185,805 acres (75,192 hectares) of Federal patented mining claims which hosts the Arctic deposit and State of Alaska mining claims which we are actively exploring, within which VMS mineralization has been found.

Prior to the formation of the Joint Venture on February 11, 2020, we had recorded the Ambler lands as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies.

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

Prior to the formation of the Joint Venture on February 11, 2020, we had accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies.

Corporate developments

Appointment of CEO

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

Formation of joint venture

On February 11, 2020, Trilogy completed the formation of the 50/50 joint venture with South32. Trilogy contributed all its assets associated with the 172,675-hectare UKMP, including the Arctic and Bornite Projects, while South32 contributed a subscription price of US$145 million (the “Subscription Price”), resulting in each party owning a 50% interest in Ambler Metals. The Subscription Price will be used to advance the Arctic and Bornite Projects, along with exploration in the Ambler mining district. With Ambler Metals being well funded, with access to $145 million, Trilogy does not expect to fund programs and budgets to advance the UKMP until the Subscription Price is spent by Ambler Metals. To assist Ambler Metals during the initial set up phase, Trilogy was paying all of Ambler Metals’ invoices and being reimbursed pursuant to a services agreement (the “Services Agreement”) between Trilogy and Ambler Metals until the back office is fully transitioned to a new permanent team employed by the Joint Venture. The Services Agreement ended on December 31, 2020.

To ensure a successful startup of the Joint Venture, management from Trilogy and South32 took on interim management roles. Darryl Steane, South32’s Business Development Manager assumed the duties as Interim President of Ambler Metals; Elaine Sanders, Trilogy’s Chief Financial Officer assumed the duties as Interim Vice President Finance of Ambler Metals; and Robert (Bob) Jacko, Trilogy’s Senior Vice President Operations assumed the duties as Interim Vice President Operations of Ambler Metals.  Prior to the end of the year, the permanent management team at Ambler Metals was hired and are all now based in Alaska.  The joint venture company is led by President and Chief Executive Officer, Ramzi Fawaz, Vice President Operations, Kevin Torpy and Vice President Finance, Rebecca Donald. In addition to the appointment of the leadership team at Ambler Metals, the Trilogy technical team has transitioned over to the joint venture entity.

Ambler Metals is an independently operated company, jointly controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of November 30, 2020, totaled $173 million as well as approximately $114,000 of amounts receivable per the Services Agreement. The amounts receivable as at November 30, 2020 was subsequently collected.

During the year ended November 31, 2020, Ambler Metals loaned $57.5 million back to South32 and retained $87.5 million of the $146 million contributed by South32. The loan has a 7-year maturity date, but we anticipate that Ambler Metals will begin to draw down on the loan with cash calls to South32 before the end of 2021 to fund South32’s 50% share of the 2021 budget. The loan is secured by South32’s membership interest in Ambler Metals and guaranteed by South32 International Investment Holdings Pty Ltd.

Project activities

2020 Program and Budget

In a press release dated February 26, 2020, the Company announced that Ambler Metals had approved a 2020 budget of $22.8 million for the advancement of the UKMP Projects. The budget was to be 100% funded by Ambler Metals. The 2020 program budget included 10,000 meters of drilling at the Arctic Project, 2,500 meters of drilling within the Ambler VMS belt and geological mapping and geochemical soil sampling at the Bornite Project. Prior to the start of the field season, we and our joint venture partner, South32 decided not to proceed with the 2020 exploration program after assessing the current novel coronavirus (COVID-19) environment. The Company and South32 gave due consideration to the merits of carrying out an abridged work program at the UKMP. However, given the continued uncertainty resulting from COVID-19, ongoing safety concerns (despite added safety protocols including physical distancing, protective equipment and testing) and the fact that, due to COVID-19, the planned field season had already been delayed to the point at which any field season would provide limited critical path benefits, the decision was made not to proceed with a 2020 field season.

Arctic Project

In a press release dated August 20, 2020, the Company announced the results of its feasibility study for the Arctic Project (the “Arctic FS”). The Arctic FS was prepared on a 100% ownership basis, of which Trilogy’s share is 50%. The Arctic FS describes the technical and economic viability of establishing a conventional open-pit copper-zinc-lead-silver-gold mine and mill complex for a 10,000 tonne per day operation for a minimum 12-year mine life.

On October 2, 2020, we filed the technical report for the Company’s Arctic Project entitled “Arctic Feasibility Study Alaska, USA NI 43-101 Technical Report" with an effective date of August 20, 2020, prepared by Ausenco Engineering Canada Inc., Wood Canada Limited and SRK Consulting (Canada) Inc. (the “2020 Arctic Report”). The 2020 Arctic report describes the Arctic FS as discussed above. The 2020 Arctic Report supersedes the Company’s 2018 technical report for the Arctic Project.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Road Project”)

On March 27, 2020, the BLM, the lead federal agency for the permitting of the AMDIAP, released the Final Environmental Impact Statement (“EIS”) for the AMDIAP.  This follows on the Draft EIS completed on August 23, 2019.

On July 23, 2020, the BLM issued the Joint Record of Decision (“JROD”) for the Ambler Road Project.  The JROD approves the development of the northern or “A” route which is to be a 211-mile-long gravel private access road in the southern Brooks Range foothills to provide industrial access to the Ambler Mining District.  Along with the JROD, a Section 404 Permit, which is governed by the Clean Water Act (“CWA”), was issued by the United States Army Corp. of Engineers (“USACE”) to AIDEA.

Subsequent to the issuance of the JROD, a coalition of national and Alaska environmental non-government organizations (“ENGO”) have filed a lawsuit against the federal agencies responsible for issuing the JROD.  The ENGO’s main position is that due process was not carried out during the permitting of the AMDIAP.  Subsequently, AIDEA and Ambler Metals have filed for and received intervenor status in the lawsuit and will be defending the issuance of the JROD and the permits.

On January 6, 2021, BLM, NPS and AIDEA signed Right-of-Way agreements giving AIDEA the ability to cross federally owned and managed lands along the route for the Ambler Road Project approved in the JROD. The authorizing documents with the two agencies are the final federal permits required for the Ambler Road Project.

Ambler Metals is continuing discussions with AIDEA on securing a predevelopment funding agreement for the detailed engineering work for the Ambler Road Project.

Outlook

On November 19, 2020, the Company announced the approval of the 2021 program and budget for Ambler Metals of approximately $27 million to advance the UKMP.  The budget is fully funded by Ambler Metals.  Activities planned at the Arctic Project include 7,600 meters of drilling which will have the dual purpose of extracting additional material for metallurgical work and for the conversion of mineral resources into the measured category. The metallurgical program that is associated with this drilling will support variability test work and pilot plant work which will commence later in 2021.  Engineering work will continue at Arctic with the aim of submitting the application for the Notice of Intent for the 404 Dredge and Fill Permit, which is covered by the Clean Water Act, to the United States Army Corps of Engineers. The Company currently anticipates Ambler Metals will submit the permit applications during the second half of 2021.

Following up from the 2019 work performed along the 70-mile (100 kilometer) Ambler VMS belt, Ambler Metals will continue exploration efforts along the belt to discover and define additional deposits that may provide feed to a future Arctic mill.  Ambler Metals plans to conduct a 7,000-meter regional exploration drill campaign at the Sunshine prospect and at other drill-ready targets.  The drill program is expected to commence in early summer and finish before the end of September. The drilling may be preceded by detailed geologic mapping, geochemical soil sampling and ground geophysics.

The Company has approved a 2021 cash budget for corporate activities of approximately $5.3 million.  The corporate budget consists of personnel and related costs of $2.0 million, professional fees of $1.1 million, investor relations and marketing costs of $0.6 million, office related costs of $0.5 million, insurance costs of $0.4 million and regulatory costs of $0.3 million. The Company’s management team is focused on the oversight of our investment in Ambler Metals and will closely work with Ambler Metals as it starts its first field season as a new team and prepares to submit the permit applications for the Arctic Project during the second half of the year.  The Company’s technical staff will work closely with South32’s technical team and Ambler Metals exploration staff to review opportunities on advancing its known deposits and look at potential new targets in the large land package that is held by Ambler Metals.  The Company plans to participate in investor meetings and conferences virtually and online for most of the year and has therefore reduced its travel budget for 2021 from previous years.  A significant amount of uncertainty exists with the Company’s annual renewal of its insurance policies and costs are currently unpredictable.  Insurance premiums may differ significantly from our budget.  The Company has sufficient cash on hand to fund its corporate activities including any increases in insurance premiums upon renewal.

Summary of results

	in thousands of dollars,
	except for per share amounts
	Year ended	Year ended	Year ended
	November 30,	November 30,	November 30,
	2020	2019	2018
Selected expenses	$	$	$
Mineral properties and feasibility study expenses	2,610	19,211	16,490
General and administrative	1,650	1,838	1,532
Professional fees	1,347	1,382	453
Salaries	1,411	1,314	1,467
Salaries – technical services	898	—	—
Salaries – stock-based compensation	3,564	3,845	1,441
Loss on held for trading investments	—	—	272
Gain on derecognition of assets contributed to joint venture	(175,770)	—	—
Equity in investee	2,855	—	—
Comprehensive earnings (loss) for the year	161,767	(27,905)	(21,849)
Basic earnings (loss) per common share	1.14	(0.21)	(0.18)
Diluted earnings (loss) per common share	1.12	(0.21)	(0.18)

For the year ended November 30, 2020, we reported a net earnings of $161.8 million (or $1.14 basic earnings and $1.12 diluted earnings per common share) compared to a net loss in 2019 of $27.9 million (or $0.21 basic and diluted loss per common share) and a net loss of $21.8 million in 2018 (or $0.18 basic and diluted loss per common share). The 2020 movement to net earnings was primarily due to the $175.8 million gain realized on the derecognition of assets contributed to the joint venture, offset by our 50% share of the joint venture’s net operating loss and feasibility study charges incurred for the Arctic project subsequent to the formation of the joint venture.  Mineral properties expense was eliminated after the contribution of mineral properties to the joint venture at the end of the first quarter of 2020. This resulted in a significant cost savings of $17.7 million in relation to the prior year comparative. Going forward, all project related costs will be captured through our 50% equity recognition of the joint venture’s operating loss.  Adding to the variances in 2020 were incremental decreases in general and administrative expenses, professional fees and stock-based compensation offset by an increase in salaries. The increase in salaries resulted from the addition of management during the current year for which there is no prior year comparative. Pursuant to the Services Agreement, $0.9 million of salaries and wages were incurred by the Company in support of the joint venture back office while Ambler set up its permanent team. Salaries were lower in the prior year due to the resignation of the CEO in the fourth quarter.

The 2019 movement in net loss was primarily due to the increased size and magnitude of the field programs undertaken at our mineral properties. Adding to this variance in 2019 were incremental increases in general and administrative expenses, professional fees and stock-based compensation offset by a slight decrease in salaries. Additionally, there were losses recognized on both the sale of investments as well as investments designated as held for trading in the prior year that did not exist in the fiscal 2019 year. We executed a $18.2 million program at the UKMP in 2019, with $9.2 million on the Bornite Project funded by South32 under the Option Agreement, $2 million on a new regional exploration program funded 50/50 by Trilogy and South 32 and $7 million on the Arctic Project funded entirely by Trilogy.

Fourth quarter results

During the fourth quarter of 2020, we incurred a loss of $3.2 million compared to a loss of $6.5 million in the fourth quarter of 2019. The primary drivers for the difference were as follows: a) $3.8 million lower mineral property expenses as the prior year included project activity (field season was extended to October 2019) for which there are no comparatives in the current period as the mineral properties were contributed to the joint venture during the first quarter of 2020; b) $0.4 million lower professional fees as the comparative includes additional legal fees for corporate matters as well as consulting fees for our former CEO; c) $0.3 million lower stock-based compensation as the prior year included Restricted Share Units (“RSUs”) that vested during the fourth quarter; and d) a decrease of $0.2 million in general and administrative expenses mostly due to travel cost savings due to COVID-19 restrictions. These cost savings were offset by a loss of $1.0 million on the equity method investment for which there is no prior year comparative, Arctic feasibility study costs of $0.1 million and an increase of $0.3 million in salaries due to new hires to the management team in the fourth quarter 2020.

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

	in thousands of dollars
	Year ended	Year ended	Year ended
	November 30,	November 30,	November 30,
	2020	2019	2018
	$	$	$
Interest income	87	500	346
Services agreement income	929	—	—
Expenses	12,164	28,405	21,923
Gain (Loss) from continuing operations for the year	161,767	(27,905)	(21,849)
Gain (Loss) and comprehensive loss for the year	161,767	(27,905)	(21,849)
Total assets	185,265	51,617	54,659
Total liabilities	1,454	33,354	22,457

Quarterly information

	in thousands of dollars,
	except per share amounts
	Q4 2020	Q3 2020	Q2 2020	Q1 2020	Q4 2019	Q3 2019	Q2 2019	Q1 2019
	11/30/20	08/31/20	05/31/20	02/29/20	11/30/19	08/31/19	05/31/19	02/28/19
	$	$	$	$	$	$	$	$
Interest and other income	5	8	12	62	91	137	150	122
Mineral properties and feasibility study expenses	91	232	742	1,545	3,819	10,951	2,906	1,535
Share of loss on equity investment	1,022	1,094	561	178	—	—	—	—
Earnings (loss) for the period	(3,226)	(3,184)	(3,002)	171,179	(6,525)	(12,535)	(4,509)	(4,336)
Earnings (loss) per common share – basic	(0.04)	(0.02)	(0.02)	1.22	(0.05)	(0.09)	(0.04)	(0.03)
Earnings (loss) per common share – diluted	(0.01)	(0.01)	(0.02)	1.16	(0.05)	(0.09)	(0.04)	(0.03)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Subsequent to the formation of the Jont Venture, project related costs may cause fluctuations in our quarterly results through our 50% share of the Joint Venture’s net operating loss.

We realized a net earnings of $171.2 million for the first quarter ended February 28, 2020, and comparatively incurred a net loss of $4.3 million for the first quarter ended February 28, 2019. The difference of $175.5 million is primarily due to the gain realized on transfer of assets to Ambler Metals, offset by the loss on equity method investment. Additionally,  there was a decrease in stock-based compensation offset by higher professional fees incurred due to the formation of the joint venture and the implementation of the new lease accounting standard. General and administrative expenses were higher due primarily to an executive search for a new CEO in the first quarter of 2020.

Our net loss for the second quarter ended May 31, 2020 of $3.0 million was $1.5 million lower versus the comparative period. The difference was primarily due to the elimination of mineral property expenses upon the transfer of UKMP assets to the joint venture in the first quarter of 2020, offset by a $0.6 million loss on equity method investment and $0.7 million Arctic feasibility study costs incurred during the quarter.

Similarly, our net loss for the third quarter ended August 31, 2020 of $3.2 million decreased by $9.3 million from the comparative period. The decrease was primarily due to the elimination of $11 million in mineral properties expenses due to the formation of the Joint Venture, for which there are no comparable expenses in the current period, offset by $1 million in feasibility study costs during the third quarter of 2020.

Liquidity and capital resources

At November 30, 2020, we had $11.1 million in cash and cash equivalents and working capital of $10.4 million. We expended $8.3 million on operating activities during the 2020 fiscal year compared with $23.5 million for operating activities for the same period in 2019, and expenditures of $22.1 million for operating activities for the same period in 2018. A majority of cash spent on operating activities during all periods was expended on mineral property expenses, general and administrative expenses, salaries and professional fees. Ambler assumed responsibility for project funding upon formation of the Joint Venture on February 11, 2020. This resulted in a decrease in cash spent during the year ended November 30, 2020, mainly due to decreased mineral property expenses of $17.7 million offset by $1.1 million on Arctic feasibility study costs. The Company continues to manage its cash expenditures through its working capital and management believes that the working capital available is sufficient to meet its operational requirements for the next two years.

During the year ended November 30, 2020, we received proceeds of $0.2 million from directors and officers exercise of stock options. Comparatively, during the year ended November 30, 2019, we received proceeds of approximately $9.9 million as a result of an exercise of 6,521,740 warrants and $0.2 million from directors and officers exercise of stock options.

During the year ended November 30, 2020, we did not have any investing activities. During the year ended November 30, 2019, we raised $9.6 million from investing activities. The investing proceeds consist of $10.2 million raised through mineral property funding from South32 offset by outflows of $0.6 million on the purchase of a new septic system for our remote exploration camp. During the year ended November 30, 2018, we raised $12.7 million from investing activities. These investing proceeds consist of $10.4 million of mineral property funding from South32 and $2.3 million proceeds received from the disposition of shares classified as held for trading investment.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at November 30, 2020 are as follows.

	In thousands of dollars
	Total	<1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	888	888	—	—	—
Office lease	728	196	409	123	—
	1,616	1,084	409	123	—

On February 21, 2017, the Company entered into a lease for office space effective July 1, 2017 for a period of seven years with a total commitment of $1.3 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At February 11, 2021, we had 144,185,729 common shares issued and outstanding. At February 12, 2021, we had 11,951,650 stock options outstanding with a weighted-average exercise price of $1.92 and 1,251,253 Deferred Share Units (“DSUs”) outstanding. We continue to hold 11,927 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board. For additional information on NovaGold DSUs, please refer to note 9 in our November 30, 2020 audited consolidated financial statements. Upon the exercise of all the forgoing convertible securities, the Company would be required to issue an aggregate of 13,204,891 common shares.

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities. The fair value of the financial instruments approximates their carrying value due to the short-term nature of their maturity. Our financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. Our investments were held for trading and marked-to-market at each period end with changes in fair value recorded to the statement of loss. The South32 purchase option was a derivative financial liability measured at fair value with changes in value recorded to the statement of loss.

(a)  Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2020 is limited to Canadian dollar balances consisting of cash of CDN$116,000, accounts receivable of CDN$19,000 and certain trade payables and accrued personnel costs CDN$843,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $55,000.

(b)  Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions. The Company’s accounts receivable are for recoverable expenses. The Company’s exposure to credit risk is equal to the balance of cash and cash equivalents and accounts receivable as recorded in the financial statements.

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

(d)  Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2020, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

New accounting pronouncements

Certain recent accounting pronouncements have been included under note 2 in our November 30, 2020 audited consolidated financial statements.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our equity method investment in Ambler Metals LLC, income taxes and valuation of stock-based compensation.

Impairment of Investment in Ambler Metals LLC

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals LLC whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made in assessing the possibility of impairment. Factors that may be indicative of an impairment include a loss in the value of an investment that is not temporary. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, significant changes in the legal, business or regulatory environment, adverse changes in the use or physical condition of the underlying mineral properties asset, changes in the market interest rates or other market rates of return that are likely to significantly affect the discount rate used in the impairment assessment, significant adverse changes impacting the investee and internal reporting indicating the economic performance of an investment is, or will be,worse than expected.

These factors are subjective and require consideration at each period end. If an indicator of impairment is determined to exist, the fair value of the impaired investment is determined based on the valuation of cohort companies with similar projects or upon the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and observed market earnings multiples of comparable companies.

Management’s estimates of mineral prices, mineral resources, foreign exchange rates and projected future production levels and operating capital are subject to risk and uncertainties that may affect the determination of the recoverability of the equity method investment.

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

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the US Exchange Act and the rules of Canadian Securities Administrators, as at November 30, 2020. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2020.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2020, the Company’s internal control over financial reporting was effective.

Risk factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 12, 2021 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Additional information

Additional information regarding the Company, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the Company and Ambler Metals’s funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects, sufficiency of the $145 million subscription price to fund the UKMP; impact of COVID-19 on the Company’s operations; market prices for precious and base metals; statements regarding the Ambler Road Project; or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates;

●	the potential impact of the novel coronavirus (COVID-19); and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;

●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;

●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the

Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 12, 2021, filed with the Canadian securities regulatory authorities and the SEC, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting is effective as of November 30, 2020.

/s/ Tony Giardini	/s/ Elaine Sanders

Tony Giardini	Elaine Sanders
President, Chief Executive Officer & Director	Vice President & Chief Financial Officer

February 11, 2021

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Trilogy Metals Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trilogy Metals Inc. and its subsidiaries (together, the Company) as of November 30, 2020 and 2019, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2020, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 11, 2021

We have served as the Company's auditor since 2012.

Trilogy Metals Inc.

Consolidated Balance Sheets

As at November 30, 2020 and 2019

		in thousands of US dollars
	November 30, 2020	November 30, 2019
	$	$
Assets
Current assets
Cash and cash equivalents	11,125	19,174
Accounts receivable (note 3)	129	264
Deposits and prepaid amounts	184	719
	11,438	20,157

Investment in Ambler Metals LLC (note 4)	173,145	—
Fixed assets (note 5)	206	715
Mineral properties and development costs (note 6)	—	30,631
Rent deposit (note 8 (a))	—	114
Right of use asset (note 8 (a))	476	—
	185,265	51,617
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 7)	888	2,354
Current portion of lease liability	158	—
	1,046	2,354

Long-term portion of lease liability (note 8 (b))	408	—
Mineral properties purchase option	—	31,000
	1,454	33,354
Shareholders’ equity
Share capital (note 9) – unlimited common shares authorized, no par value Issued – 144,137,850 (2019 – 140,427,761)	179,746	177,971
Contributed surplus	122	122
Contributed surplus – options (note 9(a))	23,303	21,123
Contributed surplus – units (note 9(b))	1,585	1,759
Deficit	(20,945)	(182,712)
	183,811	18,263
	185,265	51,617

Commitments and contingencies (note 13)

Subsequent events (note 14)

(See accompanying notes to the consolidated financial statements)

/s/Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

For the Years Ended November 30

	in thousands of US dollars, except share and per share amounts
	2020	2019	2018
	$	$	$
Expenses
Amortization	91	211	160
Feasibility study (note 6(d))	1,065	—	—
Foreign exchange (gain) loss	56	(19)	(26)
General and administrative	1,650	1,838	1,532
Investor relations	537	623	406
Mineral properties expense (note 6(a))	1,545	19,211	16,490
Professional fees	1,347	1,382	453
Salaries	1,411	1,314	1,467
Salaries – technical services (note 4(e))	898	—	—
Salaries – stock-based compensation	3,564	3,845	1,441
Total expenses	12,164	28,405	21,923
Other items
Loss on held for trading investments	—	—	272
Gain on derecognition of assets contributed to joint venture (note 4(a))	(175,770)	—	—
Share of loss on equity investment (note 4(b))	2,855	—	—
Interest and other income	(87)	(500)	(346)
Services agreement income (note 4(e))	(929)	—	—
Comprehensive earnings (loss) for the year	161,767	(27,905)	(21,849)
Basic earnings (loss) per common share	1.14	(0.21)	(0.18)
Diluted earnings (loss) per common share	1.12	(0.21)	(0.18)
Basic weighted average number of common shares outstanding	141,464,877	135,225,349	121,778,727
Diluted weighted average number of common shares outstanding	144,604,750	135,225,349	121,778,727

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended November 30

in thousands of US dollars, except share amounts

					Contributed	Contributed		Total
				Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – 2017	105,684,523	136,525	2,163	124	18,402	1,319	(132,868)	25,665
Bought-deal financing (note 9)	24,784,482	28,750	90	—	—	—	(90)	28,750
Share issuance costs	—	(1,805)	—	—	—	—	—	(1,805)
Exercise of options	315,148	140	—	—	(140)	—	—	—
Restricted Share Units	800,000	457	—	—	—	(457)	—	—
NovaGold DSU conversion	1,459	2	—	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	814	627	—	1,441
Loss for the year	—	—	—	—	—	—	(21,849)	(21,849)
Balance – 2018	131,585,612	164,069	2,253	122	19,076	1,489	(154,807)	32,202
Exercise of options	1,725,776	1,123	—	—	(915)	—	—	208
Exercise of warrants	6,521,740	12,166	(2,253)	—	—	—	—	9,913
Restricted share units	412,501	424	—	—	—	(424)	—	—
Deferred share units	182,132	189	—	—	—	(189)	—	—
Stock-based compensation	—	—	—	—	2,962	883	—	3,845
Loss for the year	—	—	—	—	—	—	(27,905)	(27,905)
Balance – 2019	140,427,761	177,971	—	122	21,123	1,759	(182,712)	18,263
Exercise of options	3,297,588	1,133	—	—	(916)	—	—	217
Exercise of warrants	—	—	—	—	—	—	—	—
Restricted share units	412,501	642	—	—	—	(642)	—	—
Deferred share units	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,096	468	—	3,564
Earnings for the year	—	—	—	—	—	—	161,767	161,767
Balance – 2020	144,137,850	179,746	—	122	23,303	1,585	(20,945)	183,811

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

For the Years Ended November 30

	in thousands of US dollars
	2020	2019	2018
	$	$	$
Cash flows used in operating activities
Earnings (loss) for the year	161,767	(27,905)	(21,849)
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	91	211	160
Right of use asset amortization and lease accretion	182	—	—
Office lease payments	(189)	—	—
Loss on working capital written-off upon joint venture formation	18	—	—
Gain on derecognition of assets (note 4(a))	(175,770)	—	—
Loss on equity investment in Ambler Metals LLC (note 4(b))	2,855	—	—
Loss on held for trading investments	—	—	272
Unrealized foreign exchange loss (gain)	27	1	(53)
Stock-based compensation	3,564	3,845	1,441
Net change in non-cash working capital
Decrease (increase) in accounts receivable	135	(241)	447
Decrease (increase) in deposits and prepaid amounts	535	(100)	104
(Decrease) increase in accounts payable and accrued liabilities	(1,466)	697	(2,592)
	(8,251)	(23,492)	(22,070)
Cash flows from financing activities
Proceeds from exercise of options	217	208	—
Proceeds from exercise of warrants	—	9,913	—
Proceeds from bought deal financing (note 9(d))	—	—	28,750
Share issuance costs	—	—	(1,805)
	217	10,121	26,945
Cash flows from investing activities
Acquisition of plant & equipment	—	(645)	(7)
Mineral properties funding	—	10,200	10,435
Proceeds from the sale of investments, net of fees	—	—	2,297
	—	9,555	12,725
(Decrease) increase in cash and cash equivalents	(8,034)	(3,816)	17,600
Effect of exchange rate on cash and cash equivalents	(15)	(1)	—
Cash and cash equivalents – beginning of year	19,174	22,991	5,391
Cash and cash equivalents – end of year	11,125	19,174	22,991

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1)    Nature of operations

Trilogy Metals Inc., (“Trilogy”, the “Company”, or “we”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties, through our equity investee (note 4), with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US” or “USA”).

2)    Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Trilogy and its wholly owned subsidiary, NovaCopper US Inc. (dba “Trilogy Metals US”). All intercompany transactions are eliminated on consolidation. For variable interest entities (“VIEs”) where Trilogy is not the primary beneficiary, we use the equity method of accounting.

All figures are in United States dollars unless otherwise noted. References to CDN$ refer to amounts in Canadian dollars.

These financial statements were approved by the Company’s Board of Directors for issue on February 11, 2021.

Cash and cash equivalents

Cash and cash equivalents had been comprised of highly liquid investments maturing less than 90 days from date of initial investment.

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

Ambler Metals LLC is a non-publicly traded equity investee holding exploration and development projects. Investments in nonconsolidated entities accounted for under the equity method are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is determined based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and observed market earnings multiples of comparable companies. Events that could indicate impairment of an investment in affiliates include a significant decrease in long-term expected commodity prices, a significant increase in expected operating or capital costs, unfavorable exploration results or technical studies, a significant decrease in reserves, a loss of significant mineral claims or a change in the development plan or strategy for the project.

Fixed assets

Plant and equipment were recorded at cost and amortization began when the asset was put into service. Amortization is calculated on a straight-line basis over the respective assets’ estimated useful lives. Amortization periods by asset class are:

Computer hardware and software	3 years
Leasehold Improvements	lease term
Office furniture and equipment	5 years
Machinery and equipment	3 – 10 years
Vehicles	3 years

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests were capitalized. Mineral property exploration expenditures were expensed when incurred. When it has been established that a mineral deposit is commercially mineable, an economic analysis has been completed and permits are obtained, the costs subsequently incurred to develop a mine on the property prior to the start of mining operations are capitalized. Capitalized costs will be amortized following commencement of production using the unit of production method over the estimated life of proven and probable reserves.

The acquisition of title to mineral properties is a complicated and uncertain process. The Company has taken steps, in accordance with industry standards, to verify the title to mineral properties held prior to being transferred to the Joint Venture, in which it has an interest. Although the Company has made efforts to ensure that legal titles to its mining assets are properly recorded, there can be no assurance that such title will be secured indefinitely.

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

Earnings and loss per share

Earnings and loss per common share is calculated based on the weighted average number of common shares outstanding during the year. The Company follows the treasury stock method in the calculation of diluted earnings per share. Under the treasury stock method, the weighted average number of common shares outstanding used for the calculation of diluted loss per share assumes that the proceeds to be received on the exercise of dilutive stock options and in the prior year, warrants are used to repurchase common shares at the average market price during the period.

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

Compensation expense for restricted share units (“RSUs”) and deferred share units (“DSUs”) granted to employees and directors, respectively, is determined based on estimated fair values of the units at the time of grant using quoted market prices or at the time the units qualify for equity classification under ASC 718. The cost is recognized using the graded attribution method over the vesting period of the respective units. The expense relating to the fair value of the units is included in expenses, net of forfeitures and is credited to other liabilities or contributed surplus based on the unit’s classification. Units may be settled in either i) cash, and/or ii) shares purchased in the open market, and/or iii) shares issued from treasury, at the Company’s election at the time of vesting.

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant judgments include the assessment of potential indicators of impairment of mineral properties. Significant estimates include the measurement of the South32 property acquisition option and subsequent equity method investment, income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

Accounting standards adopted

i.Leases

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

3)    Accounts receivable

	in thousands of dollars
	November 30, 2020	November 30, 2019
	$	$
GST input tax credits	15	42
Recoverable payments	—	222
Ambler Metals LLC	114	—
Accounts receivable	129	264

The balance due from Ambler Metals LLC (see note 4 below) consists of services rendered by Trilogy and reimbursements for invoices paid by Trilogy on behalf of Ambler Metals LLC per a service agreement. The balance was paid in full by Ambler Metals LLC subsequent to the year end.

4)    Investment in Ambler Metals LLC

(a)	Formation of Ambler Metals LLC

On February 11, 2020, the Company completed the formation of a 50/50 joint venture named Ambler Metals LLC with South32 Limited (“South32”). As part of the formation of the joint venture, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite Projects, while South32 contributed US$145 million, resulting in each party’s subsidiaries directly owning a 50% interest in Ambler Metals LLC. To assist Ambler Metals during the initial set up phase, Trilogy was paying all of Ambler Metals’ invoices and being reimbursed pursuant to a services agreement (the “Services Agreement”) between Trilogy and Ambler Metals until the back office is fully transitioned to a new permanenet team employed by the joint venture. The Services Agreement ended on December 31, 2020.

Ambler Metals LLC is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals LLC is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals LLC as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals LLC through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals LLC. Our investment in Ambler Metals LLC was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals LLC, which totaled $173 million, as well as approximately $114,000 of amounts receivable per the Services Agreement. The following table summarizes the gain on recognition of the UKMP assets upon transfer to the Ambler Metals LLC joint venture on February 11, 2020.

in thousands of dollars
$
Fair value ascribed to Ambler Metals LLC interest	176,000
Less: carrying value of contributed /eliminated assets
Mineral properties	(30,631)
Property, plant and equipment	(618)
Elimination of Fairbanks warehouse right of use asset	(93)
Elimination of prepaid State of Alaska mining claim fees	(303)
Add:
Reimbursement of claims staking	44
Demobilization costs of drills	278
Cancellation of Fairbanks warehouse lease liability	93
Fair value of mineral properties purchase option	31,000
Gain on derecognition	175,770

(b)	Carrying value of investment in Ambler Metals LLC

During the year ended November 30, 2020, Trilogy recognized, based on its 50% ownership interest in Ambler Metals LLC, an equity loss equivalent to its pro rata share of Ambler Metals LLC's net loss of $5.7 million for the period between

February 11, 2020 (date of joint venture formation) to November 30, 2020. The carrying value of Trilogy’s 50% investment in Ambler Metals LLC as at November 30, 2020 is summarized on the following table.

in thousands of dollars
$
February 11, 2020, fair value ascribed to Ambler Metals LLC interest	176,000
Share of loss on equity investment from February 11, 2020 to November 30, 2020	(2,855)
November 30, 2020, equity method investment	173,145

(c)	The following table summarizes Ambler Metals LLC's Balance Sheet as at November 30, 2020.

in thousands of dollars
November 30, 2020
$
Current assets: Cash, deposits and prepaid expenses	82,226
Non - current assets: Property, equipment and mineral properties	31,287
Loan receivable from South32	58,478
Current liabilities: Accounts payable and accrued liabilities	(1,445)
Non - current liabilities: Lease obligation	(51)
Net assets	170,495

(d)	The following table summarizes Ambler Metals LLC's net loss from the formation of the joint venture on February 11, 2020 to the end of the reporting period on November 30, 2020.

in thousands of dollars
Period ending
November 30, 2020
$
Amortization	95
Mineral properties expense	3,619
General and administrative expense	3,177
Interest income	(1,181)
Comprehensive loss	5,710

(e)	Related party transactions - services agreement income

The Company charged $0.9 million of expenses related to technical services, including geological, engineering, environmental and human resources and accounting services in connection with the Services Agreement. In addition, the Company received payments of $2.8 million related to operating expenses paid on behalf of Ambler Metals from February 11, 2020 to November 30, 2020 pursuant to the Services Agreement.

5)    Fixed assets

	in thousands of dollars
	November 30, 2020
			Assets
		Accumulated	derecognized
	Cost	amortization	note 4(a)	Net
	$	$	$	$
British Columbia, Canada
Furniture and equipment	63	(41)	—	22
Leasehold improvements	253	(69)	—	184
Computer hardware and software	115	(115)	—	—
Alaska, USA
Machinery, and equipment	3,667	(3,049)	(618)	—
Vehicles	348	(348)	—	—
Computer hardware and software	4	(4)	—	—
	4,450	(3,626)	(618)	206

	in thousands of dollars
	November 30, 2019
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	63	(29)	34
Leasehold improvements	53	(17)	36
Computer hardware and software	115	(112)	3
Alaska, USA
Machinery, and equipment	3,667	(3,026)	641
Vehicles	348	(348)	—
Computer hardware and software	4	(3)	1
	4,250	(3,535)	715

6)    Mineral properties and development costs

			in thousands of dollars
	November 30, 2019	Assets	November 30, 2020
		derecognized
		note 4(a)

	$	$	$
Alaska, USA
Ambler (a)	26,631	(26,631)	—
Bornite (b)	4,000	(4,000)	—
	30,631	(30,631)	—

			in thousands of dollars
	November 30, 2018	Acquisition costs	November 30, 2019
	$	$	$
Alaska, USA
Ambler (a)	26,587	44	26,631
Bornite (b)	4,000	—	4,000
	30,587	44	30,631

(a)	Ambler

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

On October 19, 2011, Trilogy Metals US acquired the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands, and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act, located adjacent to the Ambler lands in Northwest Alaska. As consideration, Trilogy Metals US paid $4 million to acquire the right to explore and develop the combined Upper Kobuk Mineral Projects (“UKMP”) through an Exploration Agreement and Option to Lease with NANA. Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after Trilogy Metals US has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties, less $40 million, with the difference multiplied by the elected percentage purchased. In no event will the purchase amount be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the classification of land from which production originates.

(c)	Option Agreement

On April 10, 2017, Trilogy and Trilogy Metals US entered into the South32 Option Agreement  to form a Joint Venture with South32 Group Operations Pty Ltd., a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (“South32”) on the UKMP (“Option Agreement”). Under the terms of the Option Agreement, as amended, Trilogy Metals US granted South32 the right to form a 50/50 joint venture to hold all of Trilogy Metals US’ Alaskan assets. Upon exercise of the option, the option agreement provided that Trilogy Metals US would transfer its Alaskan assets, including the UKMP, and South32 would contribute the Subscription Price (as defined below) to a newly formed and jointly held, limited liability company (“LLC”) (see note 4(a)).

To maintain the option in good standing, South32 was required to fund a minimum of $10 million per year for up to a three-year period, which funds were to execute a mutually agreed upon program at the UKMP. The funds provided by South32 could only be expended in accordance with an approved program by a technical committee with equal representation from Trilogy and South32. South32 could exercise its option at any time over the three-year period to enter into the 50/50 joint venture. To subscribe for 50% of the joint venture, the Option Agreement provided that South32 must contribute $150 million, plus (i) any amounts Trilogy spends on matched parallel funding to a maximum of $16 million over the three-year period and (ii) $5 million if the option had been exercised between April 1, 2018 and March 31, 2019 or $10 million if the option was exercised between April 1, 2019 and the expiration date of the option, less the amount of the initial funding contributed by South32 (the “Subscription Price”). South32 funded the full three-year option period. During the year ended November 30, 2020, South32 elected to exercise the option to form the LLC and made the Subscription Price payment on February 5, 2020 (see note 4 (a)).

As the initial option payments were credited against the future subscription price upon exercise, the Company accounted for the payments received from South32 as deferred consideration for the purchase of the UKMP interest. The $31.0 million of payments received were recognized as part of the consideration received for the Company’s contribution of the UKMP into the LLC.

The option to form the LLC was recognized as a financial instrument at inception of the arrangement with an initial fair value of $nil.  This option was required to be re-measured at fair value at each reporting date with any changes in fair value recorded in loss for the period.  The Company determined that the fair value of the option remained $nil during the option period and through to the formation of the Joint Venture on February 11, 2020.

(d)	Mineral properties expense

The following table summarizes mineral properties expense for the years ended November 30, 2020, 2019 and 2018, and includes expenditures funded by South32 up to the formation of the Joint Venture on February 11, 2020, as applicable.

		In thousands of dollars
	2020	2019	2018
	$	$	$
Alaska, USA
Community	137	596	466
Drilling	—	5,194	4,545
Engineering	723	2,410	1,056
Environmental	99	611	806
Geochemistry and geophysics	12	1,259	1,253
Land and permitting	134	744	705
Project support	249	4,652	4,244
Other income	—	(13)	(20)
Wages and benefits	191	3,758	3,435
	1,545	19,211	16,490

Mineral property expenses consist of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Other than the feasibility costs related to the Arctic project funded directly by the Company, no additional mineral properties expenses were incurred subsequent to the formation of the joint venture, as on February 11, 2020, upon the formation of the Joint Venture with South32, all mineral properties previously held by the Company were contributed to Ambler Metals LLC.

The Company funded the Arctic Project feasibility study, costs for which were $1.1 million since the formation of the Joint Venture on February 11, 2020. Prior to the formation of the Joint Venture, the Company had also incurred $0.7 million in Arctic Project feasibility costs that are included in the mineral properties expense balance of $1.5 million for the year ended November 30, 2020.

Cumulative mineral properties expense in Alaska from the initial earn‐in agreement on the property in 2004 to the formation of the Joint Venture on February 11, 2020 was $115.3 million and cumulative acquisition costs were $30.6 million. Cumulative spend to date totaled $147 million. On February 11, 2020, upon the formation of the joint venture with South32, the acquisition costs of $30.6 million were derecognized upon the contribution of the mineral properties to Ambler Metals.

(e)	Derecognition

As part of the formation of the Joint Venture with South32 on February 11, 2020, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite projects. As a result, machinery and equipment with a carrying value of $0.62 million as well as $30.6 million of mineral properties related to the UKMP were derecognized by Trilogy on February 11, 2020.

7)    Accounts payable and accrued liabilities

		in thousands of dollars
	November 30, 2020	November 30, 2019
	$	$
Trade accounts payable	226	902
Accrued liabilities	198	721
Accrued salaries and vacation	464	731
Accounts payable and accrued liabilities	888	2,354

8)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
ASC 842 transition as at December 1, 2019	681
Amortization	(162)
Lease accretion	50
Derecognition of Fairbanks warehouse lease	(93)
476

The pre-transition rent deposit of approximately $114,000 was transferred to the Right-of-use asset upon adoption of ASC 842 on December 1, 2019 and is included in the opening balance of approximately $681,000.

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

in thousands of dollars
Year ended
November 30, 2020
$
Operating lease costs	162
Variable lease costs	131
Total lease expense	293

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of November 30, 2020, the remaining lease term was 3.67 years and the discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the year ended November 30, 2020 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $188,811.
●	No cash was paid upon termination of a lease for office and warehouse space and reassignment to Ambler Metals LLC that resulted in the derecognition of the right-of-use asset of $92,974 and the operating lease liability of $93,006.

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2020 are as follows:

in thousands of dollars
November 30, 2020
Fiscal year	$
2021	196
2022	202
2023	207
2024	123
Total undiscounted lease payments	728
Effect of discounting	(162)
Present value of lease payments recognized as lease liability	566

9)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2018	131,585,612	164,069
Exercise of options	1,725,776	1,123
Restricted Share Units	412,501	424
Deferred Share Units	182,132	189
Exercise of warrants	6,521,740	12,166
November 30, 2019	140,427,761	177,971
Exercise of options	3,297,588	1,133
Restricted Share Units	412,501	642
November 30, 2020, issued and outstanding	144,137,850	179,746

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”), once vested, on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of November 30, 2020, a total of  11,927 NovaGold DSUs remain outstanding representing a right to receive 1,988 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

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

During the year ended November 30, 2020, a total of 4,445,000 options (2019 - 3,077,500 options) at a weighted-average exercise price of CDN$2.79 (2019 - CDN$2.86) were granted to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The weighted-average fair value attributable to options granted in 2020 was $0.90 (2019 - $1.03).

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

November 30, 2020
Risk-free interest rates	0.92%
Exercise price	CAD$2.79
Expected life	3 years
Expected volatility	64.4%
Expected dividends	Nil

The Company recognized a stock option expense of $3.1 million for the year ended November 30, 2020 (2019 - $2.9 million; 2018 - $0.8 million), net of forfeitures.

As of November 30, 2020, there were 2,493,337 non-vested options outstanding with a weighted average exercise price of $2.15. The non-vested stock option expense not yet recognized was $1.0 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

	November 30, 2020
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of the year	9,205,600	1.11
Granted	4,445,000	2.15
Exercised	(4,263,100)	0.51
Cancelled	(740,000)	2.27
Balance – end of the year	8,647,500	1.84

The following table summarizes information about the stock options outstanding at November 30, 2020.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of price (CAD$)	options	to expiry	CAD$	options	CAD$	options
$0.44 to $0.50	20,000	0.06	0.44	20,000	0.44	—
$0.51 to $1.00	770,000	1.06	0.72	770,000	0.72	—
$1.01 to $1.50	1,070,000	2.02	1.04	1,070,000	1.04	—
$2.01 to $2.50	865,000	3.98	2.37	865,000	2.37	—
$2.51 to $3.00	3,835,000	3.85	2.77	2,121,665	2.82	1,713,335
$3.01 to $3.41	2,087,500	4.05	3.03	1,307,498	3.04	780,002
	8,647,500	3.43	2.39	6,154,163	2.22	2,493,337

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2020 was $2.4 million (2019 - $7.2 million, 2018 - $12.2 million) and the aggregate intrinsic value of exercised options in 2020 was $2.6 million (2019 - $2.6 million, 2018 - $0.5 million).

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

On April 13 2020, a Company officer was granted 200,000 RSUs, all of which vested immediately. Directors were granted 83,775 DSUs throughout the year ended November 30, 2020 based on their election to receive 50% of their annual retainer in DSUs.

A summary of the Company’s unit plans and changes during the year ended is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the year	212,501	1,137,488
Granted	200,000	83,775
Vested	(412,501)	—
Balance – end of the year	—	1,221,263

For the year ended November 30, 2020, Trilogy recognized a stock-based compensation expense of $0.5 million (2019 - $0.9 million, 2018 - $0.6 million).

(c)Share purchase warrants

During the year ended November 30, 2019, all the outstanding warrants were exercised in advance of the July 2, 2019 expiry date.  As a result of the warrants exercised, the Company issued a total of 6,521,740 common shares and received cash proceeds of approximately $9.9 million. The Company had no warrants outstanding as at November 30, 2020.

(d)Bought deal financing

On April 20, 2018, the Company completed a bought-deal financing for gross proceeds of $28.7 million by issuing 24,784,482 common shares at $1.16 per common share. Expenses including bank commissions, legal fees, stock exchange and other fees totaled $1.8 million for net proceeds of $26.9 million.

10)    Management of capital risk

The Company relies upon management to manage capital in order to accomplish the objectives of safeguarding the Company’s ability to continue as a going concern in order to pursue the development of our mineral properties through our equity investee (note 4) and maintain a capital structure which optimizes the costs of capital at an acceptable risk. The Company’s current capital consists of equity funding through capital markets.

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

11)   Financial instruments

The Company is exposed to a variety of risks arising from financial instruments. These risks and management’s objectives, policies and procedures for managing these risks are disclosed as follows.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The Company’s investments were held for trading and marked-to-market at each period end with changes in fair value recorded to the statement of loss. The South32 purchase option was a derivative financial liability measured at fair value with changes in value recorded to the statement of loss.

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2020 is limited to the Canadian dollar balances consisting of cash of CDN$116,000, accounts receivable of CDN$15,000 and certain trade payables and accrued personnel costs CDN$843,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $55,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian Chartered financial institutions. The Company’s only significant exposure to credit risk is equal to the balance of cash and cash equivalents as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at November 30, 2020 are as follows.

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	888	888	—	—	—
Office lease	728	196	409	123	—
	1,616	1,084	409	123	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2020, a 1% change in interest rates would result in a change in net loss of $0.1 million, assuming all other variables remain constant.

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity)

The Company did not have any financial assets and liabilities that were measured and recognized at fair value as at November 30, 2020.

During the year ended November 30, 2018, the Company disposed of its remaining shares of Gold Mining Inc., a publicly-held mineral exploration company.

12)    Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

			in thousands of dollars
	November 30, 2020	November 30, 2019	November 30, 2018
	$	$	$
Combined federal and provincial statutory tax rate	27.00%	27.00%	26.92%
Income tax (recovery) at statutory rate	43,677	(7,534)	(5,882)
Difference in foreign tax rates	2,424	(281)	(424)
Impact of change in tax rate	—	—	23,582
Effect of foreign exchange changes	(4)	—	—
Non-deductible expenditures	1,009	4,061	3,018
Income from option payments applied as proceeds of sale	(8,812)	—	—
Return to provision adjustments	(6)	193	1,319
Impact of new lease accounting rules (ASC 842 adoption)	(28)	—	—
Expiry of Losses	—	277	—
Change in valuation allowance	(38,260)	3,284	(21,613)
Income tax recovery (expense)	—	—	—

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2020 and 2019 are as follows:

		in thousands of dollars
	November 30, 2020	November 30, 2019
	$	$
Deferred income tax assets
Non-capital losses	51,250	48,968
Mineral property interest	—	11,351
Deferred interest	6,251	6,251
Property, plant and equipment	88	70
Lease liability	153	—
Share issuance costs	267	351
Capital Loss	—	186
Investments	—	—
Other deductible temporary differences	223	345
Total deferred tax assets	58,232	67,522
Valuation allowance	(29,259)	(67,519)
Net deferred income tax assets	28,973	3
Deferred income tax liabilities
Investment in Ambler Metals LLC	(28,844)	—
Right of use asset	(129)	—
Other taxable temporary differences	—	(3)
Deferred income tax liabilities	(28,973)	(3)
Net deferred income tax assets	—	—

The Company has loss carry-forwards of approximately $182.6 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

		in thousands of dollars
	Non-capital losses	Operating losses
	Canada	United States
	$	$
2021	—	1
2022	—	366
2023	—	960
2024	—	569
Thereafter	46,965	119,598
	46,965	121,494

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period and are further dependent upon the Company attaining profitable operations. An ownership change under Section 382 occurred on January 22, 2009 regarding losses incurred by AGC, of which the attributes of those losses were transferred to Trilogy Metals US with the purchase of the mineral property in October 2011. Therefore, approximately $39.4 million of the U.S. losses above are subject to limitation under Section 382. Accordingly, the Company’s ability to use these losses may be limited. Furthermore, tax reform provisions under section 172 allow federal net operating losses arising in tax years subsequent to December 31, 2017 to be carried forward indefinitely. As at November 30, 2020 the Company has $14.2 million in operating losses that can be carried forward indefinitely.

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

13)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 8(b).

14)    Subsequent events

On December 10, 2020 directors were granted 700,000 stock options vesting immediately. Employees were granted 2,674,500 stock options, of which 427,650 options vested immediately, with the remainder vesting equally in thirds on the grant date, the first anniversary of the grant date, and the second anniversary of the grant date.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administrators, as at November 30, 2020. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2020.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2020, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2021 Proxy Statement regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” and “Information Concerning the Board of Directors and Executive Officers” is incorporated by reference in this section. The information under the heading “Executive Officers of Trilogy” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. The information in our 2021 Proxy Statement regarding our Code of Business Conduct and Ethics under the subheading “Ethical Business Conduct” under “Statement of Corporate Governance Practices” is also incorporated by reference in this section. Finally, the information in our 2021 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information appearing in our 2021 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Statement of Executive Compensation”, and “Director Compensation” is incorporated by reference in this section.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2021 Proxy Statement under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” (which is also contained in this report in Part II, Item 5) and the information under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of November 30, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,868,763	$1.61	11,751,915
Equity compensation plans not approved by security holders	—	—	—
Total	9,868,763	$1.61	11,751,915

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2021 Proxy Statement under the heading “Independence of Directors” under the heading “Information Concerning the Board of Directors and Executive Officers” and under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2021 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed With This Report

1.FINANCIAL STATEMENTS

2.FINANCIAL STATEMENT SCHEDULES

None.

3.EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Employment Agreement between the Registrant and James Gowans, dated October 21, 2019, identified in exhibit list below.

Amendment Agreement between the Company and James Gowans, dated April 9, 2020, identified in exhibit list below.

Employment Agreement between the Registrant and Tony Giardini, dated April 20, 2020, identified in exhibit list below.

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

(b)Exhibits

Exhibit No.	Description

2.1

Contribution Agreement, dated February 11, 2020, between NovaCopper US Inc., Trilogy Metals Inc. and Ambler Metals LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 40-F filed on March 1, 2012)

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Company’s Registration Statement on Form 40-F filed on April 19, 2012)

3.3	Notice of Articles and Certificate of Name Change, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 8, 2016)

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 13, 2020)

10.1

Net Smelter Returns Royalty Agreement, dated effective January 7, 2010, among Kennecott Exploration Company, Kennecott Arctic Company, Alaska Gold Company, and NovaGold Resources Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 6-K filed on April 25, 2012)

10.2

Exploration Agreement and Option to Lease, dated October 19, 2011, between NovaCopper US Inc. and NANA Regional Corporation, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 6-K filed on April 25, 2012)

10.3

Option Agreement to Form Joint Venture, dated April 10, 2017, among the Company, NovaCopper US Inc. and South32 Group Operations Pty Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on April 20, 2017)

10.4

Amended and Restated Limited Liability Company Agreement of Ambler Metals LLC dated February 11, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020)

10.5	NovaCopper Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 12, 2013)

10.6	NovaCopper Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 12, 2013, File No. 001-35447)

10.7	Form of NovaCopper Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on April 27, 2012)

10.8	NovaCopper Inc. Equity Incentive Plan (incorporated by reference to Schedule G of Exhibit 99.1 to the Company’s Registration Statement on Form 40-F filed on March 1, 2012)

10.9	Employment Agreement, dated October 21, 2019, between the Company and James Gowans (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 13, 2020)

10.10	Amendment Agreement, dated April 9, 2020, between the Company and James Gowans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2020)

10.11	Employment Agreement, dated April 20, 2020, between the Company and Tony Giardini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020)

10.12

Employment Agreement, dated November 5, 2012, between the Company and Elaine Sanders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K filed on February 12, 2013)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Richard Gosse

23.3	Consent of BD Resource Consulting, Inc.

23.4	Consent of SIM Geological Inc.

23.5	Consent of International Metallurgical & Environmental Inc.

23.6	Consent of Ausenco Engineering Canada Inc.

23.7	Consent of Wood Canada Limited

23.8	Consent of SRK Consulting (Canada) Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following materials from Trilogy Metals Inc.’s Annual Report on Form 10-K for the year ended November 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(c) Financial Statement Schedules

Schedule A – The Financial Statement of Ambler Metals LLC as of November 30, 2020.

Item 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Board of Ambler Metals LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ambler Metals LLC (the Company) as of November 30, 2020 and the related statement of loss and comprehensive loss, changes in members’ equity and cash flows for the period from February 11, 2020 to November 30, 2020 including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and the results of its operations and its cash flows for the period from February 11, 2020 to November 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada February 11, 2021

We have served as the Company's auditor since 2020.

Ambler Metals LLC

Balance Sheet

As of November 30, 2020

in thousands of US dollars
November 30, 2020
$
Assets
Current assets
Cash (note 3)	81,673
Deposits and prepaid	543
Other assets	10
Total current assets	82,226

Right of use asset (note 7)	51
Loan receivable	58,478
Property, plant and equipment (note 4)	531
Mineral properties (note 5)	30,705
Total assets	171,991

Liabilities
Current liabilities
Accounts payable (note 6,8)	790
Accrued liabilities (note 6)	655
Lease liabilities (note 7)	51
Total liabilities	1,496

Members’ equity
Owner contribution – South32	145,000
Owner contribution – Trilogy	31,206
Deficit	(5,711)
Total Members’ equity	170,495
Total liabilities and members’ equity	171,991

Subsequent events (note 12)

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Loss and Comprehensive Loss

For the Period February 11, 2020 to November 30, 2020

in thousands of US dollars
2020
$
Expenses

Amortization	95
Corporate salaries and wages	614
General and administrative	914
Lease expense	48
Mineral property expense (note 5)	3,227
Professional fees	1,990
Foreign exchange loss	3
Total expenses	6,891

Other items
Interest income	(1,180)
Loss and comprehensive loss for the period	5,711

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Changes in Members’ Equity

For Period Feb 11, 2020 to November 30, 2020

	in thousands of US dollars
	Number of	Trilogy	South32		Total
	units	owner	owner		members’
	outstanding	contribution	contribution	Deficit	equity
		$	$	$	$
Owner contributions	2,000,000	31,206	145,000	—	176,206
Loss for the period	—	—	—	(5,711)	(5,711)
Balance – 2020	2,000,000	31,206	145,000	(5,711)	170,495

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Cash Flows

For the Period February 11, 2020 to November 30, 2020

in thousands of US dollars
2020
$
Cash flows used in operating activities
Loss for the period	(5,711)
Items not affecting cash
Amortization	95
Interest earned on South32 loan	(978)
Change in working capital
Decrease (increase) in deposits and prepaids	(543)
Decrease (increase) in other assets	(10)
Increase (decrease) in accounts payable and accrued liabilities	1,445
(5,702)

Cash flows from (used in) financing activities
Cash contributed by South32 upon JV formation	145,000
145,000

Cash flows from (used in) investing activities
Loan issued to South32	(57,500)
Property staking	(118)
Purchase of office equipment	(7)
(57,625)

(Decrease) increase in cash	81,673
Cash – beginning of period	—
Cash – end of period	81,673

(See accompanying notes to the financial statements)

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

1.    Organization & basis of presentation

Ambler Metals LLC (the “Company” or “Joint Venture”), a Delaware limited liability company, is a 50-50 joint venture between NovaCopper US Inc., a wholly owned subsidiary of Trilogy Metals Inc. (collectively “Trilogy”), and South32 USA Exploration Inc., a wholly owned subsidiary of South32 Limited (collectively “South32”).

The Company is engaged in the exploration and development of mineral properties with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US” or “USA”).

On February 11, 2020, pursuant to a contribution agreement among Trilogy, South32 and the Company (the “Contribution Agreement”), Trilogy contributed to the Company substantially all of Trilogy’s assets associated with the Upper Kobuk Mineral Projects ("UKMP") located in northwest Alaska in exchange for a 50% membership interest in the Company. Simultaneously, South32 contributed US$145 million cash in exchange for a 50% membership interest in the Company.

The operations and governance of the Joint Venture are provided for in the Company’s Limited Liability Company Agreement dated February 11, 2020 (the “LLC Agreement”).

The mining rights, deposits and property, plant and equipment contributed to the Company from Trilogy are recognized at Trilogy’s historical carrying value on the date of contribution. The contributions, including noncash contributions, made to the Company by each respective member on February 11, 2020 are as follows:

Respective contributions to the Joint Venture

in thousands of US dollars
$
Net intangible assets:
Mining rights	30,587
Trilogy contributed net intangible assets	30,587

Net tangible assets:
Deposits	1
Property, plant and equipment	618
Trilogy contributed net tangible assets	619

Cash	145,000
South32 contributed cash	145,000
Total capital contributed at inception	176,206

As a result of these transactions, Trilogy and South32 each have equal interests in the Company and have equal representation on the Board of the Company.

Following the formation of the Joint Venture, on March 17, 2020 the Company loaned South32 $57.5 million secured by South32’s membership interest in Ambler Metals and guaranteed by South32 International Investment Holdings Pty Ltd., a wholly owned subsidiary of South32. The loan has as a 7-year maturity date and is recorded at amortized cost.

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

The financial statements have been prepared by management in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

These financial statements have been prepared pursuant to Rule 3-09 of SEC Regulation S-X for inclusion in Trilogy’s 10-K/A, as the Company is an equity investee of Trilogy.

2.    Summary of significant accounting policies

Property, plant and equipment

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

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, proven and probable reserves and other mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange rates, production levels, operating, capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect management’s estimates.

Leases

We determine if a contractual arrangement represents or contains a lease at inception. Operating leases are included in Right of use assets and Lease liabilities in our Balance Sheet. Assets under finance leases are included in Property, Plant and Equipment and the related lease liabilities in Lease liabilities in our Balance Sheet.

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

Operating and finance lease right of use assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. When the rate implicit to the lease cannot be readily determined, we utilize the incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest our Company would have to pay to borrow on a collateralized basis over a similar term and the amount equal to the lease payments in a similar economic environment.

The operating lease expenses are recognized on a straight-line basis over the lease term and included in Lease expenses.

Income taxes

The Company is not a taxable entity for income tax purposes. Accordingly, no recognition is given to income taxes for financial reporting purposes. Tax on the net income (loss) of the Company is borne by the owners through the allocation of taxable income (loss). Net income for financial statement purposes may differ significantly from taxable income for the owners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the shareholders agreement.

Financial instruments

Loans and receivables are recorded initially at fair value, net of transaction costs incurred, and subsequently at amortized cost using the effective interest rate method. Loans and receivables consist of cash, deposits, and loans receivable.

Other financial liabilities include accounts payable and accrued liabilities.

Translation of foreign currencies

Foreign denominated monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date, and non-monetary assets and liabilities at the exchange rate in effect at the time of acquisition or issue. Income and expenses are translated at rates approximating the exchange rate in effect at the time of transactions. Exchange gains or losses arising on translation are included in income or loss for the period.

The functional currency of the Company and the Company’s reporting currency is the United States dollar.

3.    Cash

As of November 30, 2020, included in cash is $88,973 (CDN$118,573) denominated in Canadian dollars and $81,583,624 denominated in United States dollars.

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

4.    Property, plant and equipment

A summary of property, plant and equipment as of November 30, 2020, is as follows:

	in thousands of US dollars
		Accumulated
	Cost	Amortization	Net
	$	$	$
Machinery and equipment	1,057	(532)	525
Computer hardware and software	12	(6)	6
	1,069	(538)	531

5.    Mineral properties

	in thousands of US dollars
	February 11, 2020	Acquisition costs	November 30, 2020
	$	$	$
Ambler	26,587	118	26,705
Bornite	4,000	—	4,000
	30,587	118	30,705

a)	Ambler

On February 11, 2020, the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Artic Project and other mineralized targets within the volcanogenic massive sulfide belt, were contributed to Ambler Metals LLC pursuant to the contribution agreement. The Ambler lands are subject to a 1% net smelter return (“NSR”) royalty that can be purchased at any time for a onetime payment of $10.0 million.

Mineral property costs of $118,157 were added to the Ambler land holdings during the period ended November 30, 2020.

b)	Bornite

On February 11, 2020, the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands, and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act, located adjacent to the Ambler lands in Northwest Alaska, were contributed to Ambler Metals LLC pursuant to the contribution agreement.

Upon a decision to proceed with construction of a mine on the lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after Ambler Metals LLC has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution ofs a mining lease or a surface use agreement, the amount of which is determined by the classification of land from which production originates.

c)	Mineral properties expense

The following table summarizes mineral properties expense incurred from February 11, 2020 to the period ended November 30, 2020:

in thousands of US dollars
2020
$
Drilling	444
Engineering	645
Environmental	245
Geochemistry and geophysics	171
Land and permitting	232
Project support	320
Wages and benefits	1,170
Mineral property expense	3,227

6.    Accounts payable and accrued liabilities

in thousands of US dollars
November 30, 2020
$
Accounts payable	444
Accrued demobilization charges	339
Accrued salaries and vacation	232
Due to related parties	114
Other accrued liabilities	316
Accounts payable and accrued liabilities	1,445

7.    Leases

(a)	Right-of-use asset

in thousands of US dollars
November 30, 2020
$
Recognition of Fairbanks warehouse lease	93
Amortization	(42)
51

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

The Company’s lease arrangement for warehouse space ends in October 2021. Total lease expense recorded was comprised of operating lease costs of $48,015 and variable lease costs of $nil. As of November 30, 2020, the remaining lease term was 11 months.

Supplemental cash and non-cash information relating to our leases during the period ended November 30, 2020 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $48,080.
●	Non-cash amounts included in the measurement of lease liabilities was $nil.

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2020 are as follows:

in thousands of US dollars
November 30, 2020
$
2021	53
2022 to 2025	—
Total undiscounted lease payments	53
Effects of discounting	(2)
Present value of lease payments recognized as lease liability	51

8.    Related party transactions

The Company incurred $931,897 of expenses related to employee compensation, payroll processing fees, office supplies, and accounting services in connection with the Services Agreement between Trilogy and the Company dated February 18, 2020 (“Services Agreement”). In addition, the Company made payments of $2,771,515 related to operating expenses paid by Trilogy and reimbursed by the Company pursuant to the Services Agreement.

As of November 30, 2020, included in accounts payable is s $114,303 due to Trilogy.

During the period ended November 30, 2020, the Company loaned $57.5 million to South32 and earned interest of $978,383 on the loan.

9.    Financial risk management

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and holds a bank account denominated in Canadian currency to facilitate payments to Canadian vendors, as necessary. The Company’s exposure to the currency risk at November 30, 2020 is limited to the Canadian dollar balances consisting of cash of CDN$118,573 and accounts payable of CDN$181,461. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $5,107.

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with US Chartered financial institutions. The Company’s receivables consist of a loan receivable from South32. The Company’s exposure to credit risk is equal to the balance of cash and loan receivables recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the terms of the LLC Agreement.

Contractually obligated cash flow requirements as at November 30, 2020 are as follows.

	in thousands of US dollars
	Total	< 1 year	Thereafter
	$	$	$
Accounts payable and accrued liabilities	1,445	1,445	—
Warehouse lease	53	53	—
	1,498	1,498	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on cash balances as at November 30, 2020, a 1% change interest rates would result in a change in a net loss of $800,000 assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, the ability for our Owners to obtain long-term financing and its economic viability could be affected by commodity price volatility.

10.    Commitments and contingencies

The Company has commitments with respect to a warehouse lease requiring future minimum lease payments as summarized in note 7.

11.    Members’ equity

The Company has been established as a limited liability company. Under the terms of the LLC Agreement, unless otherwise provided for in the LLC Agreement, all membership interests are entitled to the same benefits, rights, duties and obligations and vote on all matters.

The Company is authorized to establish a capital account for each member equal to that member’s initial capital contribution, represented by Units. The Units are voting and subject to transfer restrictions as defined in the LLC

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

Agreement. As of November 30, 2020, the Company has 2 million Units, with each of South32 and Trilogy owning 1 million Units each, in exchange for the contributions made to the Company at inception.

As described in the LLC Agreement, under certain circumstances a member shall have the right to transfer to any third party all or any part of its Membership Interest or any economic interest (including its right to receive distributions of cash or property from the Company). Any such transfer is subject to the satisfaction of certain conditions, and the relevant purchase price is determined pursuant to specific formulas, all as set forth in the LLC Agreement.

12.    Subsequent events

The Company has evaluated subsequent events to February 10, 2021, which is the date the financial statements were available to be issued.

In December 2020, the Company executed a lease arrangement for office space ending December 2025 for its new Anchorage office space. Future minimum payments relating to this lease are approximately $920,655.

In February 2021, the Company and the Alaska Industrial Development and Export Authority (“AIDEA”) entered into a Funding Agreement to which the Company agrees to reimburse AIDEA for fifty percent (50%) of the direct costs for certain pre-construction activities of the Ambler Access Project over the next three to four years, up to $35 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILOGY METALS INC.

By:	/s/ Tony Giardini
	Name:	Tony Giardini
	Title:	President and Chief Executive Officer

Date: February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Giardini	President and Chief Executive Officer	February 12, 2021
Tony Giardini	(Principal Executive Officer) and Director

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 12, 2021
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ James Gowans	Director	February 12, 2021
James Gowans

/s/ William Hayden	Director	February 12, 2021
William Hayden

/s/ William Hensley	Director	February 12, 2021
William Hensley

/s/ Gregory Lang	Director	February 12, 2021
Gregory A. Lang

/s/ Kalidas Madhavpeddi	Director	February 12, 2021
Kalidas V. Madhavpeddi

/s/ Janice Stairs	Director	February 12, 2021
Janice Stairs

/s/ Diana Walters	Director	February 12, 2021
Diana Walters