Form 10-Q
period 2021-02-28
Trilogy Metals Inc.
filed 2021-04-07
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 7, 2021, the registrant had 144,292,774 Common Shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

		in thousands of US dollars
	February 28, 2021	November 30, 2020
	$	$
Assets
Current assets
Cash and cash equivalents	9,631	11,125
Accounts receivable (note 3)	24	129
Deposits and prepaid amounts	217	184
	9,872	11,438

Investment in Ambler Metals LLC (note 4)	172,025	173,145
Fixed assets (note 5)	189	206
Right of use asset (note 7 (a))	448	476
	182,534	185,265
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	551	888
Current portion of lease liability	166	158
	717	1,046

Long-term portion of lease liability (note 7 (b))	374	408
	1,091	1,454
Shareholders’ equity
Share capital (note 8) – unlimited common shares authorized, no par value Issued – 144,214,485 (2020 – 144,137,850)	180,080	179,746
Contributed surplus	122	122
Contributed surplus – options (note 8(a))	25,081	23,303
Contributed surplus – units (note 8(b))	1,621	1,585
Deficit	(25,461)	(20,945)
	181,443	183,811
	182,534	185,265

Commitments (note 10)

(See accompanying notes to the interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	3

`

Trilogy Metals Inc.

Interim Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss)

(unaudited)

	in thousands of US dollars, except share and per share amounts
	For the three months ended
	February 28, 2021	February 29, 2020
	$	$
Expenses
Amortization	17	42
Foreign exchange loss	35	23
General and administrative	401	651
Investor relations	154	126
Mineral properties expense (note 4(a))	—	1,545
Professional fees	229	668
Salaries	439	224
Salaries – stock-based compensation	2,148	1,196
Total expenses	3,423	4,475
Other items
Gain on derecognition of assets contributed to joint venture (note 4(a))	—	(175,770)
Share of loss on equity investment (note 4(b))	1,120	178
Interest and other income	(5)	(62)
Services agreement income (note 4(e))	(22)	—
Comprehensive (loss) earnings for the year	(4,516)	171,179
Basic (loss) earnings per common share	(0.03)	1.22
Diluted (loss) earnings per common share	(0.03)	1.16
Basic weighted average number of common shares outstanding	144,163,869	140,616,672
Diluted weighted average number of common shares outstanding	144,163,869	147,649,507

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	4

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

					Contributed	Contributed		Total
				Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – November 30, 2019	140,427,761	177,971	—	122	21,123	1,759	(182,712)	18,263
Exercise of options	19,514	6	—	—	(6)	—	—	—
Restricted Share Units	212,501	330	—	—	—	(330)	—	—
Stock-based compensation	—	—	—	—	1,155	41	—	1,196
Loss for the period	—	—	—	—	—	—	171,179	171,179
Balance - February 29, 2020	140,659,776	178,307	—	122	22,272	1,470	(11,533)	190,638

Balance – November 30, 2020	144,137,850	179,746	—	122	23,303	1,585	(20,945)	183,811
Exercise of options	76,635	334	—	—	(334)	—	—	—
Stock-based compensation	—	—	—	—	2,112	36	—	2,148
Loss for the period	—	—	—	—	—	—	(4,516)	(4,516)
Balance – February 28, 2021	144,214,485	180,080	—	122	25,081	1,621	(25,461)	181,443

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	5

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the three months ended
	February 28, 2021	February 29, 2020
	$	$
Cash flows used in operating activities
(Loss) earnings for the period	(4,516)	171,179
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	17	42
Right of use asset amortization and lease accretion	38	60
Office lease payments	(49)	(54)
Loss on working capital written-off upon joint venture formation	—	18
Gain on derecognition of assets (note 4(a))	—	(175,770)
Loss on equity investment in Ambler Metals LLC (note 4(b))	1,120	178
Unrealized foreign exchange loss	14	25
Stock-based compensation	2,148	1,196
Net change in non-cash working capital
Decrease (increase) in accounts receivable	105	(154)
Decrease (increase) in deposits and prepaid amounts	(33)	419
(Decrease) in accounts payable and accrued liabilities	(337)	(1,080)
Decrease in cash from operating activities	(1,493)	(3,941)
Effect of exchange rate on cash and cash equivalents	(1)	(16)
Cash and cash equivalents – beginning of period	11,125	19,174
Cash and cash equivalents – end of the period	9,631	15,217

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	6

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

The unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of February 28, 2021 and our results of operations and cash flows for the three months ended February 28, 2021 and February 29, 2020. The results of operations for the three months ended February 28, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2021.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities on February 12, 2021.

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 6, 2021.

3)    Accounts receivable

	in thousands of dollars
	February 28, 2021	November 30, 2020
	$	$
GST input tax credits	23	15
Ambler Metals LLC	1	114
Accounts receivable	24	129

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

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	7

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

party’s subsidiaries directly owning a 50% interest in Ambler Metals LLC. To assist Ambler Metals during the initial set up phase, Trilogy was paying all of Ambler Metals LLC’s invoices and being reimbursed pursuant to a services agreement (the “Services Agreement”) between Trilogy and Ambler Metals LLC until the back office was fully transitioned to a new permanent team employed by the joint venture. The Services Agreement ended on December 31, 2020.

Ambler Metals LLC is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals LLC is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals LLC as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals LLC through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals LLC. Our investment in Ambler Metals LLC was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals LLC, which, as at February 28, 2021, totaled $172 million. The following table summarizes the gain on recognition of the UKMP assets upon transfer to the Ambler Metals LLC joint venture on February 11, 2020.

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

No additional mineral properties expenses were incurred subsequent to February 11, 2020 as upon the formation of the joint venture with South 32, all mineral properties previously held by the Company were contributed to Ambler Metals LLC. Prior to the formation of the joint venture, the Company had also incurred $0.7 million in Arctic Project feasibility costs that are included in the mineral properties expense balance of $1.5 million for the three-month period ended February 29, 2020.

(b)	Carrying value of equity method investment

During the three-month period ending February 28, 2021, Trilogy recognized, based on its 50% ownership interest in Ambler Metals LLC, an equity loss equivalent to its pro rata share of Ambler Metals LLC's comprehensive loss of $2.2 million for the three month period ending February 28, 2021. The carrying value of Trilogy’s 50% investment in Ambler Metals LLC as at February 28, 2021 is summarized on the following table.

in thousands of dollars
$
November 30, 2020, investment in Ambler Metals LLC.	173,145
Share of loss on equity investment for the three month period ending February 28, 2021	(1,120)
February 28, 2021, investment in Ambler Metals LLC.	172,025

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	8

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(c)	The following table summarizes Ambler Metals LLC's Balance Sheet as at February 28, 2021.

	in thousands of dollars
	February 28, 2021	November 30, 2020
	$	$
Current assets: Cash, deposits and prepaid expenses	79,576	82,226
Non - current assets: Property, equipment and mineral properties	32,038	31,287
Loan receivable from South32	58,747	58,478
Current liabilities: Accounts payable and accrued liabilities	(1,310)	(1,445)
Non - current liabilities: Lease obligation	(795)	(51)
Net assets	168,256	170,495

(d)	The following table summarizes Ambler Metals LLC's comprehensive loss for the three-month period ending February 28, 2021.

	in thousands of dollars
	Period ending	Period ending
	February 28, 2021	February 29, 2020
	$	$
Amortization	16	12
Mineral properties expense	1,400	167
General and administrative expense	1,095	219
Interest income	(272)	(43)
Comprehensive loss	2,239	355

(e)	Related party transactions - services agreement income

The Company charged $22,151 of expenses related to technical services, including geological, engineering, environmental and human resources, and accounting services in connection with the Services Agreement. In addition, the Company received payments of $4,053 related to operating expenses paid on behalf of Ambler Metals during the three-month period ending February 28, 2021.

5)    Fixed assets

	in thousands of dollars
	February 28, 2021

		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	63	(45)	18
Leasehold improvements	253	(82)	171
Computer hardware and software	115	(115)	—
	431	(242)	189

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	9

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

	in thousands of dollars
	November 30, 2020
		Accumulated
	Cost	amortization	Net
	$	$	$
British Columbia, Canada
Furniture and equipment	63	(41)	22
Leasehold improvements	253	(69)	184
Computer hardware and software	115	(115)	—
	431	(225)	206

6)    Accounts payable and accrued liabilities

		in thousands of dollars
	February 28, 2021	November 30, 2020
	$	$
Trade accounts payable	275	226
Accrued liabilities	166	198
Accrued salaries and vacation	110	464
Accounts payable and accrued liabilities	551	888

7)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
ASC transition as at December 1, 2019	681
Amortization	(162)
Lease accretion	50
Derecognition of Fairbanks warehouse lease	(93)
Balance as at November 30, 2020	476
Amortization	(38)
Lease accretion	10
Balance as at February 28, 2021	448

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Three months ended	Three months ended
	February 28, 2021	February 29, 2020
	$	$
Operating lease costs	38	50
Variable lease costs	35	34
Total lease expense	73	84

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	10

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of February, 28, 2021, the weighted-average remaining lease term was 3.3 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the three months ended February 28, 2021 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $48,830.

Future minimum payments relating to the lease recognized in our balance sheet as of February 28, 2021 are as follows:

in thousands of dollars
February 28, 2021
Fiscal year	$
2021	151
2022	206
2023	212
2024	126
Total undiscounted lease payments	695
Effect of discounting	(155)
Present value of lease payments recognized as lease liability	540

8)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2019	140,427,761	177,971
Exercise of options	3,297,588	1,133
Restricted Share Units	412,501	642
November 30, 2020	144,137,850	179,746
Exercise of options	76,635	334
February 28, 2021, issued and outstanding	144,214,485	180,080

(a)	Stock options

During the three-month period ended February 28, 2021, the Company granted 3,374,150 options (2020 - 2,050,000 options) at a weighted-average exercise price of CAD$2.52 (2020 - CAD$3.02) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The weighted-average fair value attributable to options granted in the period was $0.84 (2020 - $0.99).

For the three-month period ended February 28, 2021, Trilogy recognized a stock-based compensation charge of $2.10 million (2019 – $1.16 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	11

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the three-month period ended February 28, 2021 are as provided below.

February 28, 2021
Risk-free interest rates	0.31%
Exercise price	CAD$2.52
Expected life	3 years
Expected volatility	64.4%
Expected dividends	Nil

As of February 28, 2021, there were 3,374,150 non-vested options outstanding with a weighted average exercise price of $2.07; the non-vested stock option expense not yet recognized was $1.63 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the three-month period ended February 28, 2021 is as follows:

	February 28, 2021
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of the period	8,647,500	1.88
Granted	3,374,150	1.98
Exercised	(381,373)	1.97
Cancelled	(120,000)	2.42
Balance – end of the period	11,520,277	1.90

The following table summarizes information about the stock options outstanding at February 28, 2021.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of price	options	to expiry	$	options	$	options
$0.55 to $1.00	1,705,627	1.34	0.69	1,705,627	0.69	—
$1.01 to $1.50	75,000	1.81	1.15	75,000	1.15	—
$1.51 to $2.00	4,277,150	4.54	1.95	2,779,483	1.94	1,497,667
$2.01 to $2.50	5,425,000	3.72	2.24	3,618,330	2.28	1,806,670
$2.51 to $3.00	37,500	3.23	2.68	37,500	2.68	—
	11,520,277	3.66	1.90	8,215,940	1.82	3,304,337

The aggregate intrinsic value of vested share options (the market value less the exercise price) at February 28, 2021 was $3.3 million (2020 - $5.9 million) and the aggregate intrinsic value of exercised options for the three months ended February 28, 2021 was $0.17 million (2020 - $0.04 million).

(b)	Restricted Share Units and Deferred Share Units

The Company has a Restricted Share Unit Plan (“RSU Plan”) and a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”) to provide long-term incentives to employees, officers and directors.  Awards under the RSU Plan and DSU Plan

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	12

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

may be settled in cash and/or common shares of the Company at the Company’s election with each restricted share unit (“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company or equivalent value.  All units are accounted for as equity-settled awards.

A summary of the Company’s unit plans and changes during the three-month period ended February 28, 2021 is as follows:

Number of DSUs
Balance – beginning of the period	1,218,520
Granted	19,992
Balance – end of the period	1,238,512

For the three-month period ended February 28, 2021, Trilogy recognized a stock-based compensation charge of $0.04 million (2020- $0.04 million), net of estimated forfeitures.  The Company did not issue any RSU grants during the three-month period ended February 28, 2021. As of February 28, 2021, there were no outstanding RSU grants.

9)    Financial instruments

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at February 28, 2021 is limited to the Canadian dollar balances consisting of cash of approximately CDN$78,000, accounts receivable of approximately CDN$29,000 and accounts payable of approximately CDN$413,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $24,000.

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

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	13

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at February 28, 2021 are as follows:

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	551	551	—	—	—
Office lease	694	201	421	72	—
	1,245	752	421	72	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at February 28, 2021, a 1% change in interest rates would result in a $200 change in net loss, assuming all other variables remain constant.

10)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 7(b) above.

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended February 28, 2021

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the Company and Ambler Metals’s funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects, sufficiency of the $145 million subscription price to fund the UKMP; impact of COVID-19 on the Company’s operations; market prices for precious and base metals; statements regarding the Ambler Road Project (also known as the Ambler Mining District Industrial Access Project); or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	15

●	continued good relationships with South32 Limited (‘South32”), our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	16

development of mineral properties, and related cost increases;

●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;

●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	17

●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated April 6, 2021 and provides an analysis of our unaudited interim financial results for the quarter ended February 28, 2021 compared to the quarter ended February 29, 2020.

The following information should be read in conjunction with our February 28, 2021 unaudited interim condensed consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2020. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	18

Project Activities

2021 Operating Budget for the Upper Kobuk Mineral Projects

In a press release dated November 19, 2020, the Company announced that Ambler Metals had approved a 2021 program budget of approximately $27 million for the advancement of the UKMP. The budget is to be 100% funded by Ambler Metals. The 2021 program budget includes 7,600 meters of infill and metallurgical drilling at the Arctic Project, 7,000 meters of exploration drilling within the Ambler Volcanogenic Massive Sulphide (“VMS”) Belt, geological and engineering work focused on getting the Arctic Project ready for permitting and permitting efforts focused on submission of the Federal 404 permit application in the second half of 2021.

COVID Safety Measures

During the 2021 field season, we will be adhering to a strict COVID safety protocol regime which includes limited personnel rotations, COVID-19 testing, stringent sanitation and disinfection procedures and contact tracing. These protocols will be followed throughout the summer field season in strict observance to Government of Alaska guidelines.

Arctic Project

Activities at the Arctic Project will focus on an additional 7,600 meters of drilling which will have the dual purpose of extracting additional material for metallurgical work and for the conversion of mineral resources into the measured category. The metallurgical program that is associated with this drilling will support variability test work and pilot plant work which will commence later in 2021. Engineering work is continuing at Arctic with the aim of submitting the application for the Notice of Intent for the 404 Dredge and Fill Permit, which is covered by the Clean Water Act, to the United States Army Corps of Engineers.

Regional Exploration Project

Following up from the 2019 work performed along the 100-kilometer Ambler VMS belt, Ambler Metals will continue exploration efforts along the belt and around Bornite to discover and define additional deposits. During the 2021 field season, Ambler Metals plans to conduct a 7,000-meter regional exploration drill campaign at drill-ready targets. In addition, detailed geologic mapping, geochemical soil sampling and possibly ground geophysics is planned.

Ambler Mining District Industrial Access Project (AMDIAP)

On January 6, 2021, the United States Bureau of Land Management (“BLM”), the National Park Service (“NPS”) and the Alaska Industrial Development and Export Authority (“AIDEA”) signed Right-of-Way agreements giving AIDEA the ability to cross federally owned and managed lands along the route for the Ambler Road Project approved in the Joint Record of Decision. The agreements grant a 50-year right-of-way on federally owned and managed land by the federal agencies for the future development of the Ambler Mining District Industrial Access Road. The authorizing documents with the two agencies are the final federal permits required for the Ambler Road Project.

Development Funding Agreement with the Alaska Industrial Development and Export Authority (AIDEA)

In a press release dated February 11, 2021, the Company announced its approval for Ambler Metals to enter into an Ambler Access Development Agreement (the “Development Agreement”) with AIDEA.

The Development Agreement defines how AIDEA and Ambler Metals will work cooperatively together on the pre-development work for the Ambler Access Project to address funding and oversight of the project’s feasibility and permitting activities until the parties reach a decision on the construction of the project by the end of 2024 at the latest. The cost of the pre-development work and activities will be paid 50% by AIDEA and 50% by Ambler Metals based on an

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	19

annually agreed program and budget. Under the Development Agreement, Ambler Metals and AIDEA agree to contribute up to $35 million each for pre-development costs of the Ambler Access Project through December 31, 2024.

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

Formation of joint venture

On February 11, 2020, Trilogy completed the formation of the 50/50 joint venture with South32. Trilogy contributed all its assets associated with the 172,675-hectare UKMP, including the Arctic and Bornite Projects, while South32 contributed a subscription price of US$145 million (the “Subscription Price”), resulting in each party owning a 50% interest in Ambler Metals. The Subscription Price will be used to advance the Arctic and Bornite Projects, along with exploration in the Ambler mining district. With Ambler Metals being well funded, with access to $145 million, Trilogy does not expect to fund programs and budgets to advance the UKMP until the Subscription Price is spent by Ambler Metals. To assist Ambler Metals during the initial set up phase, Trilogy paid all of Ambler Metals’ invoices and was being reimbursed pursuant to a services agreement (the “Services Agreement”) until the back office was fully transitioned to a new team employed by Ambler Metals. The Services Agreement ended on December 31, 2020.

Ambler Metals is an independently operated company controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of February 28, 2021, totaled $172 million.

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

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	20

Summary of results

	Three months ended
	February 28, 2021	February 29, 2020
Selected expenses	$	$
Mineral properties and feasibility study expenses	—	1,545
General and administrative	401	651
Investor relations	154	126
Professional fees	229	668
Salaries	439	224
Salaries – stock-based compensation	2,148	1,196
Gain on derecognition of assets contributed to joint venture	—	(175,770)
Share of loss on equity investment	1,120	178
Comprehensive earnings (loss) for the year	(4,516)	171,179
Basic earnings (loss) per common share	(0.03)	1.22
Diluted earnings (loss) per common share	(0.03)	1.16

For the three months ended February 28, 2021, Trilogy reported net loss of $4.5 million (or $0.03 basic and diluted loss per common share). For the comparable period in 2020, we reported net earnings of $171 million (or $1.22 basic and $1.16 diluted earnings per common share). This first quarter difference is primarily due to the $176 million gain on derecognition of mineral property assets contributed to Ambler Metals upon formation of the joint venture on February 11, 2020. This is offset by $1.5 million of mineral property expenses incurred during the first quarter of 2020. Furthermore, our share of loss in equity in investment is $0.94 million higher in the current quarter as the comparative does not include a full quarter of costs for the equity pick up; it reflects our pro rata 50% share of Ambler’s net loss from the formation of the joint venture on February 11, 2020 through to the end of the quarter on February 29, 2020.

Other variances noted for the comparable period were: i) a decrease in general and administrative expenses of $0.3 million, primarily due to $0.1 million in travel cost savings (due to COVID-19 travel restrictions), additional regulatory fees of $0.1 million included in the comparative quarter as well as $0.1 million recruiting fees incurred in the comparative period for which there is no current period cost; ii) a decrease of $0.4 million in professional fees as the comparative period includes charges for the research and implementation of new accounting standards and legal and accounting fees in relation to the formation and valuation of the joint venture, all of which do not have a current period comparative; iii) an increase of $0.2 million in salaries is due to the addition of management during the second half of the prior year, for which there is no prior year first quarter comparative; iv) an increase of $1 million in stock-based compensation driven primarily by a 0.9 million increase in the number of  stock options that were granted and vested during the first quarter of 2021 versus the comparative period.

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	21

Selected financial data

Quarterly information

		in thousands of dollars,
		except per share amounts
	Q1 2021	Q4 2020	Q3 2020	Q2 2020	Q1 2020	Q4 2019	Q3 2019	Q2 2019
	02/28/21	11/30/20	08/31/20	05/31/20	02/29/20	11/30/19	08/31/19	05/31/19
	$	$	$	$	$	$	$	$
Interest and other income	5	5	8	12	62	91	137	150
Mineral properties and feasibility study expenses	—	91	232	742	1,545	3,819	10,951	2,906
Share of loss on equity investment	1,120	1,022	1,094	561	178	—	—	—
Earnings (loss) for the period	(4,516)	(3,226)	(3,184)	(3,002)	171,179	(6,525)	(12,535)	(4,509)
Earnings (loss) per common share – basic	(0.03)	(0.04)	(0.02)	(0.02)	1.22	(0.05)	(0.09)	(0.04)
Earnings (loss) per common share – diluted	(0.03)	(0.01)	(0.01)	(0.02)	1.16	(0.05)	(0.09)	(0.04)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Subsequent to the formation of the Joint Venture on February 11, 2020, project related costs may cause fluctuations in our quarterly results through our 50% share of the Joint Venture’s net operating loss.

For the first quarter of 2021, we reported comprehensive loss of $4.5 million, which consists of $3.4 million in operating expenses and $1.1 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the first quarter of 2020, we recognized a gain of $176 million from the contribution of our Alaskan mineral properties to the joint venture for which there is no current period comparative. Other variances, when compared to the three-month period ended February 29, 2020, include our pro rata share of the joint venture’s operating loss, which is $0.9 million higher in the current period and operating expenses, which are $1.1 million lower for the current period. The decrease in the operating expenses is primarily due to the elimination of $1.5 million in mineral properties expenses as the mineral properties were contributed to the joint venture during the first quarter of 2020 and a cost savings of $0.4 million from professional fees, offset by an increase of $1.0 million in stock-based compensation.

For the fourth quarter ended November 30, 2020, we incurred a loss of $3.2 million, which consists of $3.1 million in operating expense and $1.0 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the fourth quarter of 2019, the operating expenses were $3.5 million lower. The decrease is primarily due to the elimination of $3.8 million in mineral property expenses, a decrease of $0.4 million in professional fees, $0.3 million lower stock‐based compensation and a decrease of $0.2 million in general and administrative expenses. These cost savings were offset by a loss of $1.0 million on the equity method investment for which there is no comparatives for the fourth quarter of 2019, and an increase of $0.3 million in salaries due to new hires to the management team in the fourth quarter 2020.

For the third quarter ended August 31, 2020, we reported a comprehensive loss of $3.2 million, which consists of $2.1 million in operating expenses and $1.1 million for Trilogy’s 50% share of Ambler Metals’ operating loss. When compared to the three-month period ended August 31, 2019, the operating expenses for the third quarter was $10.6 million lower. The decrease is primarily due to the elimination of $11 million in mineral properties expenses due to the formation of the joint venture for which there are no comparable expenses in the third quarter of 2020, offset by $1 million in feasibility study costs in the same period.

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	22

For the second quarter ended May 31, 2020, we reported a comprehensive loss of $3.0 million, which consists of $2.4 million in operating expenses and $0.6 million for Trilogy’s 50% share of Ambler Metals’ operating loss. There is no prior period comparative for our pro rata share of Ambler Metals’ operating loss as the joint venture formation was completed during fiscal 2020. When compared to the three-month period ended May 31, 2019, the operating expenses for the second quarter of 2020 was $2.1 million lower. The decrease is primarily due to the elimination of $2.9 million of mineral properties expense, offset by $0.7 million in feasibility study costs incurred in the second quarter of 2020.

Liquidity and capital resources

At February 28, 2021, we had $9.6 million in cash and cash equivalents and working capital of $9.2 million, which is sufficient to fund our ongoing operations for at least the next 12 months. The projects are fully funded by Ambler Metals and we do not anticipate needing to fund our 50% share of future expenditures to advance the projects until Ambler Metals’ $145 million is spent.

Contractual obligations

Contractual obligated undiscounted cash flow requirements as at February 28, 2021 are as follows.

	In thousands of dollars
	Total	<1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	551	551	—	—	—
Office lease	694	201	421	72	—
	1,245	752	421	72	—

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At April 6, 2021, we had 144,292,774 common shares issued and outstanding. At April 6, 2021, we had outstanding, 11,404,650 stock options with a weighted-average exercise price of $1.93, no RSUs, as well as 1,251,726 DSUs and 11,927 NovaGold DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. Upon exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 12,658,364 common shares.

New accounting pronouncements

There are no new accounting pronouncements affecting the company.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our equity method investment in Ambler Metals LLC, income taxes and valuation of stock‐based compensation.

Impairment of Investment in Ambler Metals LLC

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals LLC whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made in assessing the possibility of impairment. Factors that may be indicative of

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	23

an impairment include a loss in the value of an investment that is not temporary. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, significant changes in the legal, business or regulatory environment, adverse changes in the use or physical condition of the underlying mineral properties asset, changes in the market interest rates or other market rates of return that are likely to significantly affect the discount rate used in the impairment assessment, significant adverse changes impacting the investee and internal reporting indicating the economic performance of an investment is, or will be, worse than expected.

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

Income taxes

We must make estimates and judgments in determining the provision for income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized charges including interest and penalties. We are subject to income tax law in the United States and Canada. The evaluation of tax liabilities involving uncertainties in the application of complex tax regulation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. The evaluation of an uncertain tax position requires significant judgment, and a change in such recognition would result in an additional charge to the income tax expense and liability.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	24

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of February 28, 2021. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended February 28, 2021 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation.

Item 1A. Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties and the formation of the joint venture. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 12, 2021 which is available on SEDAR at www.sedar.com, EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

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

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	26

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 7, 2021	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini

President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders

Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended February 28, 2021	28