Form 10-Q
period 2021-05-31
Trilogy Metals Inc.
filed 2021-07-07
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2021

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

As of July 7, 2021, the registrant had 144,446,485 Common Shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

		in thousands of US dollars
	May 31, 2021	November 30, 2020
	$	$
Assets
Current assets
Cash and cash equivalents	8,449	11,125
Accounts receivable (note 3)	19	129
Deposits and prepaid amounts	702	184
	9,170	11,438

Investment in Ambler Metals LLC (note 4)	170,325	173,145
Fixed assets	39	206
Right of use asset (note 6 (a))	559	476
	180,093	185,265
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	907	888
Current portion of lease liability	179	158
	1,086	1,046

Long-term portion of lease liability (note 6 (b))	347	408
	1,433	1,454
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued – 144,446,485 (2020 – 144,137,850)	180,388	179,746
Contributed surplus	122	122
Contributed surplus – options (note 7(a))	25,367	23,303
Contributed surplus – units (note 7(b))	1,657	1,585
Deficit	(28,874)	(20,945)
	178,660	183,811
	180,093	185,265

Commitments (note 9)

(See accompanying notes to the interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	3

`

Trilogy Metals Inc.

Interim Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss)

(unaudited)

	in thousands of US dollars, except share and per share amounts

	For the three months ended		For the six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
	$	$	$	$
Expenses
Amortization	50	42	104	144
Feasibility study (note 4(a))	—	742	—	742
Foreign exchange loss (gain)	40	(16)	75	7
General and administrative	306	407	669	998
Investor relations	116	101	270	227
Mineral properties expense	—	—	—	1,545
Professional fees	275	198	504	866
Salaries	407	226	846	450
Salaries – stock-based compensation	524	770	2,672	1,966
Total expenses	1,718	2,470	5,140	6,945
Other items
Share of loss on equity investment (note 4(b))	1,700	561	2,820	739
Interest and other income	(5)	(12)	(9)	(74)
Services agreement income (note 4(e))	—	(17)	(22)	(17)
Gain on derecognition of assets contributed to joint venture (note 4(a))	—	—	—	(175,770)
Comprehensive (loss) earnings for the period	(3,413)	(3,002)	(7,929)	168,177
Basic (loss) earnings per common share	(0.02)	(0.02)	(0.05)	1.20
Diluted (loss) earnings per common share	(0.02)	(0.02)	(0.05)	1.13
Basic weighted average number of common shares outstanding	144,428,511	140,785,082	144,297,644	140,701,337
Diluted weighted average number of common shares outstanding	144,428,511	140,785,082	144,297,644	148,705,482

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	4

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2019	140,427,761	177,971	122	21,123	1,759	(182,712)	18,263
Exercise of options	19,514	6	—	(6)	—	—	—
Restricted Share Units	212,501	330	—	—	(330)	—	—
Stock-based compensation	—	—	—	1,155	41	—	1,196
Earnings for the period	—	—	—	—	—	171,179	171,179
Balance – February 29, 2020	140,659,776	178,307	122	22,272	1,470	(11,533)	190,638
Exercise of options	63,110	31	—	(31)	—	—	—
Restricted Share Units	200,000	312	—	—	(312)	—	—
Stock-based compensation	—	—	—	420	350	—	770
Loss for the period	—	—	—	—	—	(3,002)	(3,002)
Balance – May 31, 2020	140,922,886	178,650	122	22,661	1,508	(14,535)	188,406

Balance – November 30, 2020	144,137,850	179,746	122	23,303	1,585	(20,945)	183,811
Exercise of options	76,635	334	—	(334)	—	—	—
Stock-based compensation	—	—	—	2,112	36	—	2,148
Loss for the period	—	—	—	—	—	(4,516)	(4,516)
Balance – February 28, 2021	144,214,485	180,080	122	25,081	1,621	(25,461)	181,443
Exercise of options	232,000	308	—	(202)	—	—	106
Stock-based compensation	—	—	—	488	36	—	524
Loss for the period	—	—	—	—	—	(3,413)	(3,413)
Balance – May 31, 2021	144,446,485	180,388	122	25,367	1,657	(28,874)	178,660

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	5

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the six months ended
	May 31, 2021	May 31, 2020
	$	$
Cash flows used in operating activities
(Loss) earnings for the period	(7,929)	168,177
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	104	144
Office lease accounting	(98)	(97)
Loss on working capital written-off upon joint venture formation	—	18
Gain on derecognition of assets (note 4(a))	—	(175,770)
Loss on equity investment in Ambler Metals LLC (note 4(b))	2,820	739
Unrealized foreign exchange loss	35	11
Stock-based compensation	2,672	1,966
Net change in non-cash working capital
Decrease (increase) in accounts receivable	110	(435)
Decrease (increase) in deposits and prepaid amounts	(518)	246
(Decrease) in accounts payable and accrued liabilities	19	(1,815)
	(2,785)	(6,816)
Cash flows from financing activities
Proceeds from exercise of options	106	—
	106	—
Decrease in cash from operating activities	(2,679)	(6,816)
Effect of exchange rate on cash and cash equivalents	3	(15)
Cash and cash equivalents – beginning of year	11,125	19,174
Cash and cash equivalents – end of the period	8,449	12,343

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	6

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

The unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of May 31, 2021 and our results of operations and cash flows for the six months ended May 31, 2021 and May 31, 2020. The results of operations for the six months ended May 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2021.

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

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on July 6, 2021.

3)    Accounts receivable

	in thousands of dollars
	May 31, 2021	November 30, 2020
	$	$
GST input tax credits	19	15
Ambler Metals LLC	—	114
Accounts receivable	19	129

The balance due from Ambler Metals LLC (see note 4 below) consisted of services rendered by Trilogy and reimbursements for invoices paid by Trilogy on behalf of Ambler Metals LLC per a service agreement.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	7

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

phase, Trilogy was paying all of Ambler Metals LLC’s invoices and being reimbursed pursuant to a services agreement (the “Services Agreement”) between Trilogy and Ambler Metals LLC until the back office was fully transitioned to a new permanent team employed by the joint venture. The Services Agreement ended on December 31, 2020.

Ambler Metals LLC is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals LLC is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals LLC as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals LLC through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals LLC. Our investment in Ambler Metals LLC was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals LLC, which, as at May 31, 2021, totaled $170 million. The following table summarizes the gain on derecognition of the UKMP assets upon transfer to the Ambler Metals LLC joint venture on February 11, 2020.

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

No additional mineral properties expenses were incurred subsequent to February 11, 2020 as upon the formation of the joint venture with South 32, all mineral properties previously held by the Company were contributed to Ambler Metals LLC. Prior to the formation of the joint venture, the Company had also incurred $0.7 million in Arctic Project feasibility costs that are included in the mineral properties expense balance of $1.5 million for the six-month period ended May 31, 2020.

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals LLC, an equity loss equivalent to its pro rata share of Ambler Metals LLC's comprehensive loss of $3.4 million for the three-month period ending May 31, 2021 (2020 - $1.1 million) and $5.6 million for the six-month period ending May 31, 2021 (2020 - $1.5 million). The carrying value of Trilogy’s 50% investment in Ambler Metals LLC as at May 31, 2021 is summarized on the following table.

in thousands of dollars
$
November 30, 2020, investment in Ambler Metals LLC	173,145
Share of loss on equity investment for the six-month period ending May 31, 2021	(2,820)
May 31, 2021, investment in Ambler Metals LLC	170,325

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	8

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(c)	The following table summarizes Ambler Metals LLC's Balance Sheet as at May 31, 2021.

	in thousands of dollars
	May 31, 2021	November 30, 2020
	$	$
Current assets: Cash, deposits and prepaid expenses	77,156	82,226
Non - current assets: Property, equipment and mineral properties	32,078	31,287
Loan receivable from South32	57,959	58,478
Current liabilities: Accounts payable and accrued liabilities	(1,555)	(1,445)
Non - current liabilities: Lease obligation	(782)	(51)
Net assets	164,856	170,495

(d)	The following table summarizes Ambler Metals LLC's comprehensive loss for the three and six-month period ending May 31, 2021.

		in thousands of dollars
	Three months ending		Six months ending
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
	$	$	$	$
Amortization	17	38	33	50
Mineral properties expense	2,570	913	3970	1,080
General and administrative expense	1,088	685	2183	904
Interest income	(275)	(514)	(547)	(557)
Comprehensive loss	3,400	1,122	5,639	1,477

(e)	Related party transactions - services agreement income

The Company charged $22,151 of expenses related to technical services, including geological, engineering, environmental and human resources, and accounting services in connection with the Services Agreement. In addition, the Company received payments of $4,053 related to operating expenses paid on behalf of Ambler Metals during the three-month period ending February 28, 2021. There were no services provided to Ambler Metals during the three-month period ended May 31, 2021.

5)    Accounts payable and accrued liabilities

		in thousands of dollars
	May 31, 2021	November 30, 2020
	$	$
Trade accounts payable	603	226
Accrued liabilities	189	198
Accrued salaries and vacation	115	464
Accounts payable and accrued liabilities	907	888

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	9

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

6)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
ASC transition as at December 1, 2019	872
Net amortization	(147)
Derecognition of Fairbanks warehouse lease	(93)
Balance as at November 30, 2020	632
Net amortization	(73)
Balance as at May 31, 2021	559

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Six months ended	Six months ended
	May 31, 2021	May 31, 2020
	$	$
Operating lease costs	93	86
Variable lease costs	50	64
Total lease expense	143	150

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of May 31, 2021, the weighted-average remaining lease term is 3 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the six months ended May 31, 2021 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $98,359.

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	10

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Future minimum payments relating to the lease recognized in our balance sheet as of May 31, 2021 are as follows:

in thousands of dollars
May 31, 2021
Fiscal year	$
2021	106
2022	217
2023	223
2024	36
Total undiscounted lease payments	582
Effect of discounting	(56)
Present value of lease payments recognized as lease liability	526

7)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2019	140,427,761	177,971
Exercise of options	3,297,588	1,133
Restricted Share Units	412,501	642
November 30, 2020	144,137,850	179,746
Exercise of options	308,635	642
May 31, 2021, issued and outstanding	144,446,485	180,388

(a)	Stock options

During the six-month period ended May 31, 2021, the Company granted 3,374,150 options (2020 - 2,325,000 options) at a weighted-average exercise price of CAD$2.52 (2020 - CAD$2.93) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The weighted-average fair value attributable to options granted in the period was $0.84 (2020 - $0.96).

For the six-month period ended May 31, 2021, Trilogy recognized a stock-based compensation charge of $2.60 million (2020 – $1.58 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	11

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Assumptions used in the pricing model for the six-month period ended May 31, 2021 are as provided below.

May 31, 2021
Risk-free interest rates	0.31%
Exercise price	1.98
Expected life	3 years
Expected volatility	64.4%
Expected dividends	Nil

As of May 31, 2021, there were 3,176,337 non-vested options outstanding with a weighted average exercise price of CAD$2.63; the non-vested stock option expense not yet recognized was $1.17 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the six-month period ended May 31, 2021 is as follows:

	May 31, 2021
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of the year	8,647,500	1.84
Granted	3,374,150	2.09
Exercised	(767,000)	1.67
Cancelled	(131,334)	2.52
Balance – end of the period	11,123,316	2.03

The following table summarizes information about the stock options outstanding at May 31, 2021.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price	options	to expiry	$	options	$	options
$0.58 to $1.00	1,440,000	1.09	0.73	1,440,000	0.73	—
$1.01 to $1.50	75,000	1.56	1.22	75,000	1.22	—
$1.50 to $2.00	865,000	3.48	1.96	865,000	1.96	—
$2.01 to $2.50	8,705,816	3.87	2.25	5,529,479	2.29	3,176,337
$2.51 to $3.00	37,500	2.97	2.82	37,500	2.82	—
	11,123,316	3.46	2.03	7,946,979	1.97	3,176,337

The aggregate intrinsic value of vested share options (the market value less the exercise price) at May 31, 2021 was $6.8 million (2020 - $8.3 million) and the aggregate intrinsic value of exercised options for the six months ended May 31, 2021 was $0.71 million (2020 - $0.18 million).

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	12

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company or equivalent value.  All units are accounted for as equity-settled awards.

A summary of the Company’s unit plans and changes during the six-month period ended May 31, 2021 is as follows:

Number of DSUs
Balance – beginning of the year	1,218,520
Granted	35,406
Balance – end of the period	1,253,926

For the six-month period ended May 31, 2021, Trilogy recognized a stock-based compensation charge of $0.07 million (2020- $0.39 million), net of estimated forfeitures.  The Company did not issue any RSU grants during the six-month period ended May 31, 2021. As of May 31, 2021, there were no outstanding RSU grants.

8)    Financial instruments

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at May 31, 2021 is limited to the Canadian dollar balances consisting of cash of approximately CAD$123,000, accounts receivable of approximately CAD$24,000 and accounts payable of approximately CAD$248,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $8,000.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	13

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Contractually obligated undiscounted cash flow requirements as at May 31, 2021 are as follows:

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	907	907	—	—	—
Office lease	582	213	369	—	—
	1,489	1,120	369	—	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2021, a 1% change in interest rates would result in a $200 change in net loss, assuming all other variables remain constant.

9)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 6(b) above.

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended May 31, 2021

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	15

●	continued good relationships with South32 Limited (‘South32”), our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	the potential impact of the novel coronavirus (COVID-19);
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Access Project, (formerly, Ambler Mining District Industrial Access Project, or AMDIAP), will receive all the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	16

●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;

●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	17

●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated July 6, 2021 and provides an analysis of our unaudited interim financial results for the quarter ended May 31, 2021 compared to the quarter ended May 31, 2020.

The following information should be read in conjunction with our May 31, 2021 unaudited interim condensed consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2020. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CAD$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Richard Gosse, P.Geo., Vice President, Exploration of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	18

Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which hosts the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets.

Project Activities

Development Funding Agreement with the Alaska Industrial Development and Export Authority (AIDEA)

In a press release dated April 19, 2021, the Company announced that the Alaska Industrial Development and Export Authority (“AIDEA”) had formally approved the proposed plan and budget for the 2021 summer field season activities and services of up to $13 million for the Ambler Access Project (“AAP”). The cost will be shared 50/50 by AIDEA and Ambler Metals. The Board of AIDEA has authorized up to $6.5 million for field season activities. These funds will be matched by up to another $6.5 million from Ambler Metals under the terms of the Ambler Access Development Agreement that was approved by the AIDEA Board on February 10, 2021 and subsequently executed by both parties, resulting in a total budget for 2021 of up to $13 million. The AAP is a proposed 211-mile, east-west running controlled industrial access road that would provide industrial access to the Ambler Mining District in northwestern Alaska.

2021 Exploration Season for the Upper Kobuk Mineral Projects

In a press release dated May 17, 2021, the Company announced that Ambler Metals had finalized the details of the 2021 exploration field program at the UKMP for the previously approved $27 million exploration budget. The exploration program is aligned with a strategy developed by the Company and South32 which prioritizes the exploration budget within the UKMP. The strategy defines a program that advances the highest priority projects and exploration targets, both volcanogenic Massive Sulphide (“VMS”) and Carbonate-Hosted Copper (“CHC”), ranging from early-stage geophysical anomalies that were identified during the 2019 airborne Versatile Time Domain Electromagnetic (“VTEM”) survey to advanced VMS and CHC prospects with historical resources. The site camp opened on June 1, 2021, and drilling has now commenced.

Arctic Project

Exploration activities planned for the 2021 field season at the Arctic Project include geotechnical drilling (8 holes – 2,000 meters), conversion/metallurgical drilling (28 holes – 4,800 meters) and condemnation drilling (4 holes – 800 meters). The condemnation drilling will target areas proximal to the Arctic Project that may host additional VMS-style mineralization but also provide condemnation information for the processing plant and tailings management facility. The goal of this summer’s campaign at Arctic is to advance and de-risk the project so the joint venture partners can make a future construction decision. In total, there is expected to be approximately 7,600 meters of drilling at Arctic during the summer campaign. In addition, approximately 2,250 meters of drilling is planned for three high-priority target areas that are within 5 kilometers of the Arctic project.

Regional Exploration Project

During the 2021 field season, Ambler Metals plans to focus approximately 2,900 meters of drilling on the three drill-ready VMS Belt prospects that have the best potential for shallow open-pit mineralization. These targets consist of the Sunshine, Snow and Cliff prospects, all of which are within 30 km from the Arctic Project. Ambler Metals plans to perform additional geological mapping and soil sampling at several other VMS prospects in the belt, including Ambler, Dead Creek, South Cliff and Nora, as well as at approximately 10 high-priority VTEM anomalies that were identified from the 2019 VTEM survey.

Included in the 2021 field season is exploration, including drilling, for carbonate-hosted copper-cobalt mineralization in the Cosmos Hills, host to the Bornite deposit, and along strike in the Ambler Lowlands. Outside of exploration work on the Bornite deposit itself, the Cosmos Hills have not been systematically explored since historical work was carried out by Kennecott in the 1990s. Mapping and soil sampling planned for 2021 cover an area approximately 10 kilometers in length, from the Aurora and Pardner Hill copper prospects in the west to Bornite East and will be used to define drill

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	19

targets for 2022. The Ambler Lowlands form a 10-kilometer-wide glaciated valley separating Arctic and Bornite that is virtually unexplored despite its proximity to Bornite.

COVID Safety Measures

During the 2021 field season, we will be adhering to a strict COVID safety protocol regime which includes limited personnel rotations, COVID-19 testing, stringent sanitation and disinfection procedures and contact tracing. These protocols will be followed throughout the summer field season in strict observance to Government of Alaska guidelines.

Corporate Developments

Annual General Meeting

The Annual General Meeting of shareholders was held on May 19, 2021. At the Annual General Meeting, all directors nominated by the Company and standing for election were elected by shareholders of the Company, with each director receiving no less than 99.77% of the votes cast.

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

Formation of joint venture

On February 11, 2020, Trilogy completed the formation of the 50/50 joint venture with South32. Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite Projects, while South32 contributed a subscription price of US$145 million (the “Subscription Price”), resulting in each party owning a 50% interest in Ambler Metals. The Subscription Price will be used to advance the Arctic and Bornite Projects, along with exploration in the Ambler mining district. With Ambler Metals being well funded, with access to $145 million, Trilogy does not expect to fund programs and budgets to advance the UKMP until the Subscription Price is spent by Ambler Metals. To assist Ambler Metals during the initial set up phase, Trilogy paid all of Ambler Metals’ invoices and was being reimbursed pursuant to a services agreement (the “Services Agreement”) until the back office was fully transitioned to a new team employed by Ambler Metals. The Services Agreement ended on December 31, 2020.

Ambler Metals is an independently operated company controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of May 31, 2021, totaled $170 million.

During the three-month period ended May 31, 2020, Ambler Metals loaned $57.5 million back to South32 and retained $87.5 million of the cash subscription price. The loan has a 7-year maturity date, but Ambler Metals has begun drawing

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	20

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

Summary of results

	in thousands of dollars,
	except for per share amounts
	Three months ended		Six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Selected expenses	$	$	$	$
Mineral properties and feasibility study expenses	—	—	—	1,545
General and administrative	306	407	669	998
Investor relations	116	101	270	227
Professional fees	275	198	504	866
Salaries	407	226	846	450
Salaries – stock-based compensation	524	770	2,672	1,966
Gain on derecognition of assets contributed to joint venture	—	—	—	(175,770)
Share of loss on equity investment	1,700	561	2,820	739
Comprehensive earnings (loss) for the year	(3,413)	(3,002)	(7,929)	168,177
Basic earnings (loss) per common share	(0.02)	(0.02)	(0.05)	1.20
Diluted earnings (loss) per common share	(0.02)	(0.02)	(0.05)	1.13

For the three-month period ended May 31, 2021, Trilogy reported a net loss of $3.4 million (or $0.02 basic and diluted loss per common share). For the comparable period in 2020, we reported a net loss of $3.0 million (or $0.02 basic and diluted loss per common share). This second quarter difference is primarily due to a $1.1 million increase in our 50% pro rata share of Ambler Metals’ comprehensive loss. This was offset by a one-time amount of $0.7 million in feasibility study costs incurred during the second quarter of 2020. The share of loss in equity investment is higher versus the comparative period as the current quarter includes costs incurred to ready the camp for the 2021 field season. These set up costs were not incurred in the comparative period as the 2020 field season had been cancelled due to the COVID-19 pandemic.

Other variances noted for the comparable period were: i) a decrease in general and administrative expenses of $0.10 million primarily due to recruiting fees incurred in the comparative period for which there are no current period costs as well as the elimination of travel costs due to COVID-19 travel restrictions; ii) an increase of $0.07 million in professional fees primarily driven by an increase of $0.12 million for geological consulting, offset by $0.04 million in savings for auditing and legal services as the comparative period included charges for new accounting standard implementation and joint venture set up; iii) an increase of $0.18 million in salaries as the current period cost reflects additions to the executive team during the third quarter of 2020 for which there are no prior year second quarter comparatives; and iv) a decrease of $0.30 million in stock-based compensation driven primarily by RSUs that vested during the second quarter of 2020, for which there are no current quarter comparatives.

For the six-month period ended May 31, 2021, Trilogy reported a net a loss of $7.9 million (or $0.05 basic and diluted loss per common share). For the comparable period in 2020, we reported net earnings of $168 million (or $1.20 basic and $1.13 diluted earnings per common share). The difference for the six-month period ended May 31, 2021, when compared to the same period in 2020, is primarily due to the $176 million gain on derecognition of mineral property assets contributed to Ambler Metals upon formation of the joint venture on February 11, 2020. This variance is offset by $1.5 million of mineral property expenses and $0.7 million of feasibility study cost incurred during the comparable prior

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	21

period for which there are no current period comparatives. Furthermore, our share of loss on equity investment was $2 million higher for the six-month period ended May 31, 2021, and reflects costs incurred by Ambler Metals to ready the project site for the 2021 field season. These set up costs were not incurred by Ambler Metals in 2020 as the field season was cancelled due to the COVID-19 pandemic.

Other variances noted for the comparative six-month period ended May 31, 2021 consist of: i) a decrease of $0.3 million in general and administrative expenses, primarily due to additional stock exchange fees of $0.1 million as well as $0.2 million in recruiting fees incurred in the comparative prior year period; ii) a decrease of $0.4 million in professional fees as the comparative period includes one-time charges for the implementation of new accounting standards and legal and accounting fees in relation to the formation of the joint venture; iii) an increase of $0.4 million in salaries reflecting additions to the executive team during the third quarter of 2020; iv) an increase of $0.7 million in stock-based compensation, driven primarily by a $1.0 million increase in stock based compensation due to a higher fair value per award (2021 -$0.97/option; 2021 - $0.65/option) and an increase in total awards vested during the period (2021 - 2.7 million; 2020 – 2.4 million), offset by a $0.3 million reduction in stock based compensation from DUSs that vested during the prior year comparative period.

Selected financial data

Quarterly information

		in thousands of dollars,
		except per share amounts
	Q2 2021	Q1 2021	Q4 2020	Q3 2020	Q2 2020	Q1 2020	Q4 2019	Q3 2019
	5/31/21	02/28/21	11/30/20	08/31/20	05/31/20	02/29/20	11/30/19	08/31/19
	$	$	$	$	$	$	$	$
Interest and other income	5	5	5	8	12	62	91	137
Mineral properties and feasibility study expenses	—	—	91	232	742	1,545	3,819	10,951
Share of loss on equity investment	1,700	1,120	1,022	1,094	561	178	—	—
Earnings (loss) for the period	(3,413)	(4,516)	(3,226)	(3,184)	(3,002)	171,179	(6,525)	(12,535)
Earnings (loss) per common share – basic	(0.02)	(0.03)	(0.04)	(0.02)	(0.02)	1.22	(0.05)	(0.09)
Earnings (loss) per common share – diluted	(0.02)	(0.03)	(0.01)	(0.01)	(0.02)	1.16	(0.05)	(0.09)

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

For the second quarter of 2021, we reported a comprehensive loss of $3.4 million, which consisted of $1.7 million in operating expenses and $1.7 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the second quarter of 2020, we recognized a comprehensive loss of $3.0 million which consisted of $2.5 million in operating expenses and $0.6 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the second quarter of 2020, our pro rata share of the joint venture’s operating loss is $1.1 million higher for the second quarter of 2021. The increase is due to camp set up costs in relation to the 2021 field season. Ambler Metals did not incur these costs during the second quarter of 2020 due to the cancellation of the 2020 field season as a result of the COVID-19 pandemic. The $0.8 million decrease in operating expenses for the current period versus the comparative was primarily due to the Arctic project feasibility study costs that were incurred by Trilogy during the second quarter of 2020 for which there are no current period comparatives.

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	22

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

For the fourth quarter ended November 30, 2020, we incurred a loss of $3.2 million, which consists of $3.1 million in operating expense and $1.0 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the fourth quarter of 2019, the operating expenses were $3.5 million lower. The decrease is primarily due to the elimination of $3.8 million in mineral property expenses, a decrease of $0.4 million in professional fees, $0.3 million lower stock‐based compensation and a decrease of $0.2 million in general and administrative expenses. These cost savings were offset by a loss of $1.0 million on the equity method investment for which there is no comparative amounts  for the fourth quarter of 2019, and an increase of $0.3 million in salaries due to new hires to the management team in the fourth quarter 2020.

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

Liquidity and capital resources

At May 31, 2021, we had $8.4 million in cash and working capital of $8.1 million, which is sufficient to fund our ongoing operations for at least the next 12 months. The projects are fully funded by Ambler Metals and we do not anticipate needing to fund our 50% share of future expenditures to advance the projects until the subscription price paid by South32 into Ambler Metals of $145 million is spent.

Contractual obligations

Contractually obligated undiscounted cash flow requirements as at May 31, 2021 are as follows.

	In thousands of dollars
	Total	<1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	907	907	—	—	—
Office lease	582	213	369	—	—
	1,489	1,120	369	—	—

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At July 6, 2021, we had 144,446,485 common shares issued and outstanding. At July 6, 2021, we had outstanding, 11,123,316 stock options with a weighted-average exercise price of $1.98, no RSUs, as well as 1,265,275 DSUs and 11,927

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	23

NovaGold Resources Inc. (“NovaGold”) DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. Upon exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 12,390,580 common shares.

New accounting pronouncements

There are no new accounting pronouncements affecting the Company.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our equity method investment in Ambler Metals, income taxes and valuation of stock‐based compensation.

Impairment of Investment in Ambler Metals LLC

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made in assessing the possibility of impairment. Factors that may be indicative of an impairment include a loss in the value of an investment that is not temporary. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, significant changes in the legal, business or regulatory environment, adverse changes in the use or physical condition of the underlying mineral properties asset, changes in the market interest rates or other market rates of return that are likely to significantly affect the discount rate used in the impairment assessment, significant adverse changes impacting the investee and internal reporting indicating the economic performance of an investment is, or will be, worse than expected.

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

Stock-based compensation

Compensation expense for options granted to employees, directors and certain service providers is determined based on estimated fair values of the options at the time of grant using the Black-Scholes option pricing model, which considers, as of the grant date, the fair market value of the shares, expected volatility, expected life, expected forfeiture rate, expected dividend yield and the risk-free interest rate over the expected life of the option. The use of the Black-Scholes

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	24

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of May 31, 2021. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended May 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	25

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

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	26

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2021	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini

President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders

Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended May 31, 2021	28