Form 10-Q
period 2021-08-31
Trilogy Metals Inc.
filed 2021-10-05
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2021

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

As of October 5, 2021, the registrant had 144,451,485 Common Shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

		in thousands of US dollars
	August 31, 2021	November 30, 2020
	$	$
Assets
Current assets
Cash and cash equivalents	6,831	11,125
Accounts receivable (note 3)	16	129
Deposits and prepaid amounts	481	184
	7,328	11,438

Investment in Ambler Metals LLC (note 4)	164,253	173,145
Fixed assets	34	206
Mineral properties	119	—
Right of use asset (note 6 (a))	521	476
	172,255	185,265
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	385	888
Current portion of lease liability	176	158
	561	1,046

Long-term portion of lease liability (note 6 (b))	286	408
	847	1,454
Shareholders’ equity
Share capital (note 7) – unlimited common shares authorized, no par value Issued – 144,451,485 (2020 – 144,137,850)	180,392	179,746
Contributed surplus	122	122
Contributed surplus – options (note 7(a))	25,750	23,303
Contributed surplus – units (note 7(b))	1,682	1,585
Deficit	(36,538)	(20,945)
	171,408	183,811
	172,255	185,265

Commitments (note 9)

(See accompanying notes to the interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	3

`

Trilogy Metals Inc.

Interim Consolidated Statements of Income (Loss)

and Comprehensive Income (Loss)

(unaudited)

	in thousands of US dollars, except share and per share amounts

	For the three months ended		For the nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
	$	$	$	$
Expenses
Amortization	5	17	16	75
Exploration expense	130	—	130	—
Feasibility study (note 4(a))	—	232	—	974
Foreign exchange loss (gain)	(31)	37	44	44
General and administrative	425	265	1,188	1,349
Investor relations	170	156	440	383
Mineral properties expense	—	—	—	1,545
Professional fees	123	165	627	1,031
Salaries	365	170	1,210	620
Salaries – stock-based compensation	409	1,064	3,081	3,030
Total expenses	1,596	2,106	6,736	9,051
Other items
Share of loss on equity investment (note 4(b))	6,072	1,094	8,892	1,833
Interest and other income	(4)	(8)	(13)	(82)
Services agreement income (note 4(e))	—	(8)	(22)	(25)
Gain on derecognition of assets contributed to joint venture (note 4(a))	—	—	—	(175,770)
Comprehensive (loss) earnings for the period	(7,664)	(3,184)	(15,593)	164,993
Basic (loss) earnings per common share	(0.05)	(0.02)	(0.11)	1.17
Diluted (loss) earnings per common share	(0.05)	(0.02)	(0.11)	1.12
Basic weighted average number of common shares outstanding	144,447,463	141,018,130	144,347,948	140,807,319
Diluted weighted average number of common shares outstanding	144,447,463	141,018,130	144,347,948	146,660,689

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	4

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2019	140,427,761	177,971	122	21,123	1,759	(182,712)	18,263
Exercise of options	19,514	6	—	(6)	—	—	—
Restricted Share Units	212,501	330	—	—	(330)	—	—
Stock-based compensation	—	—	—	1,155	41	—	1,196
Earnings for the period	—	—	—	—	—	171,179	171,179
Balance – February 29, 2020	140,659,776	178,307	122	22,272	1,470	(11,533)	190,638
Exercise of options	63,110	31	—	(31)	—	—	—
Restricted Share Units	200,000	312	—	—	(312)	—	—
Stock-based compensation	—	—	—	420	350	—	770
Loss for the period	—	—	—	—	—	(3,002)	(3,002)
Balance – May 31, 2020	140,922,886	178,650	122	22,661	1,508	(14,535)	188,406
Exercise of options	2,055,919	660	—	(660)	—	—	—
Stock-based compensation	—	—	—	1,023	41	—	1,064
Loss for the period	—	—	—	—	—	(3,184)	(3,184)
Balance - August 31, 2020	142,978,805	179,310	122	23,024	1,549	(17,719)	186,286

Balance – November 30, 2020	144,137,850	179,746	122	23,303	1,585	(20,945)	183,811
Exercise of options	76,635	334	—	(334)	—	—	—
Stock-based compensation	—	—	—	2,112	36	—	2,148
Loss for the period	—	—	—	—	—	(4,516)	(4,516)
Balance – February 28, 2021	144,214,485	180,080	122	25,081	1,621	(25,461)	181,443
Exercise of options	232,000	308	—	(202)	—	—	106
Stock-based compensation	—	—	—	488	36	—	524
Loss for the period	—	—	—	—	—	(3,413)	(3,413)
Balance – May 31, 2021	144,446,485	180,388	122	25,367	1,657	(28,874)	178,660
Exercise of options	5,000	4	—	(1)	—	—	3
Restricted Share Units	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	384	25	—	409
Loss for the period	—	—	—	—	—	(7,664)	(7,664)
Balance – August 31, 2021	144,451,485	180,392	122	25,750	1,682	(36,538)	171,408

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	5

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the nine months ended
	August 31, 2021	August 31, 2020
	$	$
Cash flows used in operating activities
(Loss) earnings for the period	(15,593)	164,993
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	16	75
Office lease accounting	(10)	(18)
Loss on working capital written-off upon joint venture formation	—	18
Gain on derecognition of assets (note 4(a))	—	(175,770)
Loss on equity investment in Ambler Metals LLC (note 4(b))	8,892	1,833
Unrealized foreign exchange loss	18	12
Stock-based compensation	3,081	3,030
Net change in non-cash working capital
Decrease in accounts receivable	113	143
Decrease (increase) in deposits and prepaid amounts	(297)	340
Decrease in accounts payable and accrued liabilities	(503)	(1,067)
	(4,283)	(6,411)
Cash flows from financing activities
Proceeds from exercise of options	109	—
	109	—
Cash flows from investing activities
Mineral claims	(119)	—
	(119)	—
Decrease in cash from operating activities	(4,293)	(6,411)
Effect of exchange rate on cash and cash equivalents	(1)	17
Cash and cash equivalents – beginning of year	11,125	19,174
Cash and cash equivalents – end of the period	6,831	12,780

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	6

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

These unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of August 31, 2021 and our results of operations and cash flows for the nine months ended August 31, 2021 and August 31, 2020. The results of operations for the nine months ended August 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2021.

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

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 4, 2021.

3)    Accounts receivable

	in thousands of dollars
	August 31, 2021	November 30, 2020
	$	$
GST input tax credits	16	15
Ambler Metals LLC	—	114
Accounts receivable	16	129

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	7

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

Ambler Metals LLC is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals LLC is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals LLC as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals LLC through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals LLC. Our investment in Ambler Metals LLC was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals LLC, which, as at August 31, 2021, totaled $164 million. The following table summarizes the gain on derecognition of the UKMP assets upon transfer to the Ambler Metals LLC joint venture on February 11, 2020.

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

No additional mineral properties expenses were incurred subsequent to February 11, 2020 as upon the formation of the joint venture with South 32, all mineral properties previously held by the Company were contributed to Ambler Metals LLC. Prior to the formation of the joint venture, the Company had also incurred $0.7 million in Arctic Project feasibility costs that are included in the mineral properties expense balance of $1.5 million for the nine-month period ended August 31, 2020.

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals LLC, an equity loss equivalent to its pro rata share of Ambler Metals LLC's comprehensive loss of $12.1 million for the three-month period ending August 31, 2021 (2020 - $2.2 million) and $17.8 million for the nine-month period ending August 31, 2021 (2020 - $3.7 million). The carrying value of Trilogy’s 50% investment in Ambler Metals LLC as at August 31, 2021 is summarized on the following table.

in thousands of dollars
$
November 30, 2020, investment in Ambler Metals LLC	173,145
Share of loss on equity investment for the nine-month period ending August 31, 2021	(8,892)
August 31, 2021, investment in Ambler Metals LLC	164,253

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	8

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(c)	The following table summarizes Ambler Metals LLC's Balance Sheet as at August 31, 2021.

	in thousands of dollars
	August 31, 2021	November 30, 2020
	$	$
Current assets: Cash, deposits and prepaid expenses	69,452	82,226
Non - current assets: Property, equipment and mineral properties	32,231	31,287
Loan receivable from South32	56,070	58,478
Current liabilities: Accounts payable and accrued liabilities	(4,083)	(1,445)
Non - current liabilities: Lease obligation	(957)	(51)
Net assets	152,713	170,495

(d)	The following table summarizes Ambler Metals LLC's comprehensive loss for the three and nine-month period ending August 31, 2021.

		in thousands of dollars
	For the three months ended		For the nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
	$	$	$	$
Amortization	22	37	55	87
Mineral properties expense	11,139	1,329	15,109	2,409
General and administrative expense	1,243	1,168	3,426	2,072
Interest income	(260)	(345)	(807)	(902)
Comprehensive loss	12,144	2,189	17,783	3,666

(e)	Related party transactions - services agreement income

During the three-month period ending February 28, 2021, the Company charged $22,151 of expenses related to technical services, including geological, engineering, environmental and human resources, and accounting services in connection with the Services Agreement. In addition, the Company received payments of $4,053 related to operating expenses paid on behalf of Ambler Metals during the three-month period ending February 28, 2021. There were no further services provided to Ambler Metals under the agreement.

5)    Accounts payable and accrued liabilities

		in thousands of dollars
	August 31, 2021	November 30, 2020
	$	$
Trade accounts payable	118	226
Accrued liabilities	163	198
Accrued salaries and vacation	104	464
Accounts payable and accrued liabilities	385	888

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	9

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

6)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
ASC transition as at December 1, 2019	681
Net amortization	(112)
Derecognition of Fairbanks warehouse lease	(93)
Balance as at November 30, 2020	476
Net amortization	(111)
Previously classified in fixed assets	156
Balance as at August 31, 2021	521

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Nine months ended	Nine months ended
	August 31, 2021	August 31, 2020
	$	$
Operating lease costs	140	124
Variable lease costs	86	97
Total lease expense	226	221

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of August 31, 2021, the weighted-average remaining lease term is 2.75 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the nine months ended August 31, 2021 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $150,418.

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	10

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Future minimum payments relating to the lease recognized in our balance sheet as of August 31, 2021 are as follows:

in thousands of dollars
August 31, 2021
Fiscal year	$
2021	51
2022	207
2023	213
2024	36
Total undiscounted lease payments	507
Effect of discounting	(45)
Present value of lease payments recognized as lease liability	462

7)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2019	140,427,761	177,971
Exercise of options	3,297,588	1,133
Restricted Share Units	412,501	642
November 30, 2020	144,137,850	179,746
Exercise of options	313,635	646
August 31, 2021, issued and outstanding	144,451,485	180,392

(a)	Stock options

During the nine-month period ended August 31, 2021, the Company granted 3,374,150 options (2020 – 4,095,000 options) at a weighted-average exercise price of $2.00 (2020 - $2.14) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The weighted-average fair value attributable to options granted in the period was $0.84 (2020 - $0.90).

For the three-month period ended August 31, 2021, Trilogy recognized a stock-based compensation charge of $0.38 million (2020 – $1.02 million) for options granted to directors, employees and service providers, net of estimated forfeitures. For the nine-month period ended August 31, 2021, Trilogy recognized a stock-based compensation charge of $2.98 million (2020 – $2.60 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	11

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Assumptions used in the pricing model for the nine-month period ended August 31, 2021 are as provided below.

August 31, 2021
Risk-free interest rates	0.31%
Exercise price	1.98
Expected life	3 years
Expected volatility	64.4%
Expected dividends	Nil

As of August 31, 2021, there were 2,643,004 non-vested options outstanding with a weighted average exercise price of $2.09; the non-vested stock option expense not yet recognized was $0.81 million. This expense is expected to be recognized over the next two years.

A summary of the Company’s stock option plan and changes during the nine-month period ended August 31, 2021 is as follows:

	August 31, 2021
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of the year	8,647,500	1.90
Granted	3,374,150	2.00
Exercised	(772,000)	1.59
Cancelled	(131,334)	2.41
Balance – end of the period	11,118,316	1.94

The following table summarizes information about the stock options outstanding at August 31, 2021.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price	options	to expiry	$	options	$	options
$0.56 to $1.00	1,435,000	0.84	0.70	1,435,000	0.84	—
$1.01 to $1.50	75,000	1.31	1.17	75,000	1.31	—
$1.51 to $2.00	4,269,150	4.03	1.97	2,779,483	3.91	1,489,667
$2.01 to $2.50	5,301,666	3.22	2.26	4,148,329	3.11	1,153,337
$2.51 to $2.70	37,500	2.72	2.70	37,500	2.72	—
	11,118,316	3.21	1.94	8,475,312	2.97	2,643,004

The aggregate intrinsic value of vested share options (the market value less the exercise price) at August 31, 2021 was $2.20 million (2020 - $5.20 million) and the aggregate intrinsic value of exercised options for the nine months ended August 31, 2021 was $0.63 million (2020 - $4.50 million).

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	12

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company or equivalent value.  All units are accounted for as equity-settled awards.

A summary of the Company’s unit plans and changes during the nine-month period ended August 31, 2021 is as follows:

Number of DSUs
Balance – beginning of the year	1,218,520
Granted	44,550
Balance – end of the period	1,263,070

For the three-month period ended August 31, 2021, Trilogy recognized a stock-based compensation charge of $0.03 million (2020- $0.04 million), net of estimated forfeitures. For the nine-month period ended August 31, 2021, Trilogy recognized a stock-based compensation charge of $0.10 million (2020- $0.43 million), net of estimated forfeitures.  The Company did not issue any RSU grants during the nine-month period ended August 31, 2021. As of August 31, 2021, there were no outstanding RSU grants.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at August 31, 2021 is limited to the Canadian dollar balances consisting of cash of approximately CAD$20,000, accounts receivable of approximately CAD$19,000 and accounts payable of approximately CAD$178,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $14,000.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	13

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated undiscounted cash flow requirements as at August 31, 2021 are as follows:

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	385	385	—	—	—
Office lease	507	206	301	—	—
	892	591	301	—	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2021, a 1% change in interest rates would result in a $130 change in net loss, assuming all other variables remain constant.

9)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 6(b) above.

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended August 31, 2021

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	15

●	continued good relationships with South32 Limited (‘South32”), our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	the potential impact of the novel coronavirus (COVID-19);
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Access Project, (formerly, Ambler Mining District Industrial Access Project, or AMDIAP), will receive all the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks relating to ongoing litigation regarding the AMDIAP;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	16

●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	17

●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated October 4, 2021 and provides an analysis of our unaudited interim financial results for the quarter ended August 31, 2021 compared to the quarter ended August 31, 2020.

The following information should be read in conjunction with our August 31, 2021 unaudited interim condensed consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2020. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CAD$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Description of business

We are a base metals exploration company focused on the exploration and development of mineral properties located in Alaska, U.S.A. We conduct our joint venture operations through a wholly owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”) were contributed into a 50/50 joint venture named Ambler Metals LLC (“Ambler Metals”) between Trilogy and South32 on February 11, 2020 (see below). The projects contributed to Ambler Metals consist of: i) the Ambler lands which host the Arctic copper-zinc-lead-gold-silver project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	18

Corporation, which hosts the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets. We also conduct early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

Joint venture project activities

2021 Exploration Season for the Upper Kobuk Mineral Projects

In a press release dated May 17, 2021, the Company announced that Ambler Metals had finalized the details of the 2021 exploration field program at the UKMP for the previously approved $27 million exploration budget. The exploration program was aligned with a strategy developed by the Company and South32 which prioritizes the exploration budget within the UKMP. The strategy defines a program that advances the highest priority projects and exploration targets, both volcanogenic massive sulphide (“VMS”) and carbonate-hosted copper (“CHC”), ranging from early-stage geophysical anomalies that were identified during the 2019 airborne versatile time domain electromagnetic (“VTEM”) survey to advanced VMS and CHC prospects with historical resources.

The exploration camp opened in May in preparation for the start-up of drilling in June at the Arctic Project. The drilling program planned for 7,600 meters of drilling at Arctic with most of the drilling targeting infill areas to improve the confidence of the mineral resources, and geotechnical and metallurgical drill holes to further de-risk the project. An additional 7,000 meters of exploration drilling was planned at targets near the Arctic deposit and elsewhere in the Ambler Mining District.

Drilling productivity at the project was behind schedule during the quarter due to adverse weather conditions in the district and challenges with the contractor staffing the drill rigs. As a result, a total of 7,325 meters of the originally planned drill program were completed. Despite the lower-than-expected drill productivity, all planned geotechnical drilling at the Arctic Project was completed and sufficient mineralized material was recovered to complete the planned metallurgical program. The summer 2021 drill program was completed on September 22, 2021.

Arctic Project

Technical activities at the Arctic Project commenced in early June with initial work focused on infill drilling to further improve the confidence of the mineral resources from the “indicated” to “measured” category. In addition, metallurgical drilling was conducted at the project. Most of this drilling has consisted of large diameter PQ-size (96-mm diameter) core which allows for the extraction of large sample-sized material. During the field season a total of 18 holes were completed at Arctic comprising 4,131 meters of core. All the core has been logged and sampled with results expected to be announced later this year.

Regional Exploration Project

During the quarter, two drill rigs were relocated from the Arctic Project to the Regional drilling program. Regional drilling was focused on near Arctic (“Arctic Hub”) exploration targets, with the goal of discovering nearby copper-rich satellite deposits within a 3-to-5-kilometer radius of the Arctic deposit. Drilling was completed at the Arctic East and Southeast Arctic targets before moving drills to investigate other targets within the UKMP, including Snow and the Ambler Lowlands. During the field season a total of 8 holes were completed totaling 3,194 meters. Core samples are being logged and sent for assaying with results expected later this year.

In addition to the regional drill program, regional geological mapping and soil geochemistry surveys within the Ambler VMS belt and Cosmos Hills was carried out during the quarter. The goal of this program has been to follow-up on previous

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	19

anomalous geochemical results and to investigate geophysical anomalies that were identified during the 2019 airborne VTEM survey.

Arctic Mine Permitting

Arctic mine permitting preparation work was ongoing during the quarter for the filing of the Notice of Intent (“NOI”), which marks the commencement of formal federal permitting activities at the Arctic Project. The next step before the submittal of the NOI is a permit preparedness review which will be an independent third-party audit of the draft NOI. The Company expects to file the NOI before the end of the year and anticipates the overall permitting process to take 24 to 30 months.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)

On July 23, 2020, the United States Bureau of Land Management (“BLM”) issued the Joint Record of Decision (“JROD”) for the AMDIAP.  The JROD approves the development of the northern or “A” route which is to be a 211-mile-long gravel private access road in the southern Brooks Range foothills to provide industrial access to the Ambler Mining District.  Along with the JROD, a Section 404 Permit, which is governed by the Clean Water Act (“CWA”), was issued by the United States Army Corp. of Engineers (“USACE”) to the Alaska Industrial Development and Export Authority (“AIDEA”).

On August 3, 2020, a coalition of national and Alaska environmental non-government organizations (“ENGO”) filed the first of two lawsuits against the federal agencies responsible for issuing the JROD. A second similar lawsuit was filed in October 2020. The ENGO’s main position is that due process was not carried out during the permitting of the AMDIAP.  Subsequently, AIDEA, Ambler Metals, the State of Alaska and NANA have filed for and received intervenor status in each of the lawsuits and will be defending the issuance of the JROD and the permits.

On January 6, 2021, BLM, the National Park Service and AIDEA signed Right-of-Way agreements giving AIDEA the ability to cross federally owned and managed lands along the route for the Ambler Access Project approved in the JROD. The authorizing documents with the two agencies are the final federal permits required for the Ambler Access Project.

On September 28, 2021, the Department of Justice (“DOJ”) requested a 60-day stay with respect to each of the above referenced lawsuits. In its request for the stay, the DOJ stated that it was necessary to “accommodate review of this matter by officials within the United States Department of the Interior who have engaged in various discussions with multiple parties involving this matter and in government-to-government consultations with tribal entities”.

Development Funding Agreement regarding the Ambler Access Project with the Alaska Industrial Development and Export Authority

The summer field season for the Ambler Access Project commenced during the quarter with cultural heritage work along the proposed 211-mile, east-west-running controlled industrial access road that would provide industrial access to the Ambler Mining District in Northwestern Alaska. The Alaska Industrial Development and Export Authority has prioritized cultural heritage work, aquatic habitat studies and geotechnical planning for this year’s and next year’s field seasons to progress the feasibility engineering and permitting work for the road. On August 9, 2021, the Governor of Alaska, Mike Dunleavy, visited the UKMP. During the visit, the Governor reiterated his strong support for the development of the Ambler Mining District and for the development of the Ambler Access Project. He also announced the formation of the Subsistence Advisory Committee Working Group which is to include Native stakeholders within the Northwest Arctic Borough and the Doyon Region who could be affected by the proposed road. This committee is being formed to develop the terms of reference for the formal Subsistence Advisory Committee that will provide guidance on subsistence and other matters for the design and operation of the road.

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	20

COVID Safety Measures

During the 2021 field season, we adhered to a strict COVID safety protocol regime which included limited personnel rotations, COVID-19 testing, stringent sanitation and disinfection procedures and contact tracing. These protocols were followed throughout the summer field season in strict observance to Government of Alaska guidelines.

Early-stage exploration

Trilogy has acquired, through staking, mineral claims located in Alaska, USA outside of the UKMP. During the quarter ended August 31, 2021, the Company executed a 10-day preliminary reconnaissance program of the claims to confirm government-mapped geology and to collect rock and stream sediment samples.

Summary of results

	in thousands of dollars,
	except for per share amounts
	Three months ended		Nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Selected expenses	$	$	$	$
Exploration expense	130	—	130	—
Mineral properties and feasibility study expenses	—	232	440	2,519
General and administrative	425	265	1,188	1,349
Investor relations	170	156	440	383
Professional fees	123	165	627	1,031
Salaries	365	170	1,210	620
Salaries – stock-based compensation	409	1,064	3,081	3,030
Gain on derecognition of assets contributed to joint venture	—	—	—	(175,770)
Share of loss on equity investment	6,072	1,094	8,892	1,833
Comprehensive earnings (loss) for the year	(7,664)	(3,184)	(15,593)	164,993
Basic earnings (loss) per common share	(0.05)	(0.02)	(0.11)	1.17
Diluted earnings (loss) per common share	(0.05)	(0.02)	(0.11)	1.12

Three months ended August 31, 2021

For the three-month period ended August 31, 2021, overall cash costs related to general and administrative expenses, investor relations, professional fees and salaries were primarily tracking to budget. Trilogy reported a net loss of $7.7 million (or $0.05 basic and diluted loss per common share). For the comparable period in 2020, we reported a net loss of $3.2 million (or $0.02 basic and diluted loss per common share). This third quarter difference is primarily due to a $5.0 million increase in our 50% pro rata share of Ambler Metals’ comprehensive loss. This was offset by a one-time charge of $0.2 million in feasibility study costs incurred during the third quarter of 2020. The share of loss in equity investment is higher versus the comparative period as the current quarter includes mineral property expenses that Ambler Metals incurred during the quarter for the 2021 summer drill program. These costs were not incurred in the comparative period as the 2020 field season had been cancelled due to the COVID-19 pandemic.

Other variances noted for the comparable period were: i) an increase in general and administrative expenses of $0.2 million primarily due to an increase in insurance premiums and additional stock exchange fees incurred for updates to the Company’s equity incentive plans; ii) exploration costs of $0.1 million incurred during the current period for geological review work for which there is no comparative; iii) an increase of $0.2 million in salaries as the current period cost reflects additions to the executive team in September 2020; and iv) a decrease of $0.7 million in stock-based compensation as the Company did not award any new grants during the current period, compared to 1.8 million options that were awarded during the comparative quarter in the prior year.

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	21

Nine months ended August 31, 2021

For the nine-month period ended August 31, 2021, overall cash costs related to general and administrative expenses, investor relations, professional fees and salaries were primarily tracking to budget. Trilogy reported a net loss of $15.6 million (or $0.11 basic and diluted loss per common share). For the comparable period in 2020, we reported net earnings of $165 million (or $1.17 basic and $1.12 diluted earnings per common share). The difference for the nine-month period ended August 31, 2021, when compared to the same period in 2020, is primarily due to the $176 million gain on derecognition of mineral property assets contributed to Ambler Metals upon formation of the joint venture on February 11, 2020. This variance is offset by $1.5 million of mineral property expenses and $1.0 million of feasibility study costs incurred during the comparable prior period for which there are no current period comparatives. Furthermore, our share of loss on the equity investment in Ambler Metals was $7.1 million higher for the nine-month period ended August 31, 2021, and reflects costs incurred by Ambler Metals for the 2021 summer drill program.

Other variances noted for the comparative nine-month period ended August 31, 2021 consist of: i) a decrease of $0.2 million in general and administrative expenses, primarily due to $0.2 million in recruiting fees incurred in the comparative prior year period, offset by an increase in insurance costs and stock exchange fees during the current period; ii) a decrease of $0.4 million in professional fees as the comparative period includes one-time charges for the implementation of new accounting standards and legal and accounting fees in relation to the formation of the joint venture; and iii) an increase of $0.6 million in salaries reflecting additions to the executive team in September 2020.

Selected financial data

Quarterly information

		in thousands of dollars,
		except per share amounts
	Q3 2021	Q2 2021	Q1 2021	Q4 2020	Q3 2020	Q2 2020	Q1 2020	Q4 2019
	8/31/21	5/31/21	02/28/21	11/30/20	08/31/20	05/31/20	02/29/20	11/30/19
	$	$	$	$	$	$	$	$
Interest and other income	4	5	5	5	8	12	62	91
Exploration expense	130	—	—	—	—	—	—	—
Mineral properties and feasibility study expenses	—	—	—	91	232	742	1,545	3,819
Share of loss on equity investment	6,072	1,700	1,120	1,022	1,094	561	178	—
Earnings (loss) for the period	(7,664)	(3,413)	(4,516)	(3,226)	(3,184)	(3,002)	171,179	(6,525)
Earnings (loss) per common share – basic	(0.05)	(0.02)	(0.03)	(0.04)	(0.02)	(0.02)	1.22	(0.05)
Earnings (loss) per common share – diluted	(0.05)	(0.02)	(0.03)	(0.01)	(0.01)	(0.02)	1.16	(0.05)

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

For the third quarter of 2021, we reported a comprehensive loss of $7.7 million, which consisted of $1.6 million in operating expenses and $6.1 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the third quarter of 2020, we reported a comprehensive loss of $3.2 million which consisted of $2.1 million in operating expenses and $1.1 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the third quarter of 2020, our pro rata share of the joint venture’s operating loss is $5 million higher. The increase is due to the project drilling costs incurred in

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	22

the 2021 field season. Ambler Metals did not incur these costs during the third quarter of 2020 due to the cancellation of the 2020 field season because of the COVID-19 pandemic. The $0.5 million decrease in operating expenses for the current period versus the comparative was primarily due to a decrease of $0.7 million in stock-based compensation, offset by a $0.2 million increase in salaries as in the current period, CEO compensation is salary-based verses stock based in the comparative third quarter of 2020.

For the second quarter of 2021, we reported a comprehensive loss of $3.4 million, which consisted of $1.7 million in operating expenses and $1.7 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the second quarter of 2020, we recognized a comprehensive loss of $3.0 million which consisted of $2.5 million in operating expenses and $0.6 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the second quarter of 2020, our pro rata share of the joint venture’s operating loss is $1.1 million higher for the second quarter of 2021. The increase is due to camp set up costs in relation to the 2021 field season. Ambler Metals did not incur these costs during the second quarter of 2020 due to the cancellation of the 2020 field season because of the COVID-19 pandemic. The $0.8 million decrease in operating expenses for the current period versus the comparative was primarily due to the Arctic project feasibility study costs that were incurred by Trilogy during the second quarter of 2020 for which there are no current period comparatives.

For the first quarter of 2021, we reported a comprehensive loss of $4.5 million, which consists of $3.4 million in operating expenses and $1.1 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the first quarter of 2020, we recognized a gain of $176 million from the contribution of our Alaskan mineral properties to the joint venture for which there is no current period comparative. Other variances, when compared to the three-month period ended February 29, 2020, include our pro rata share of the joint venture’s operating loss, which is $0.9 million higher in the current period and operating expenses, which are $1.1 million lower for the current period. The decrease in the operating expenses is primarily due to the elimination of $1.5 million in mineral properties expenses as the mineral properties were contributed to the joint venture during the first quarter of 2020 and a cost savings of $0.4 million from professional fees, offset by an increase of $1.0 million in stock-based compensation.

For the fourth quarter ended November 30, 2020, we incurred a loss of $3.2 million, which consists of $3.1 million in operating expense and $1.0 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the fourth quarter of 2019, the operating expenses were $3.5 million lower. The decrease is primarily due to the elimination of $3.8 million in mineral property expenses, a decrease of $0.4 million in professional fees, $0.3 million lower stock‐based compensation and a decrease of $0.2 million in general and administrative expenses. These cost savings were offset by a loss of $1.0 million on the equity method investment for which there is no comparative amount for the fourth quarter of 2019, and an increase of $0.3 million in salaries due to new hires to the management team in the fourth quarter 2020.

Liquidity and capital resources

At August 31, 2021, we had $6.8 million in cash and working capital of $6.8 million, which is sufficient to fund our ongoing operations for at least the next 12 months. The UKMP Projects are fully funded by Ambler Metals and we do not anticipate needing to fund our 50% share of future expenditures to advance the UKMP until the subscription price paid by South32 into Ambler Metals of $145 million is spent.

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	23

Contractual obligations

Contractually obligated undiscounted cash flow requirements as at August 31, 2021 are as follows.

	In thousands of dollars
	Total	<1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	385	385	—	—	—
Office lease	507	206	301	—	—
	892	591	301	—	—

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At October 4, 2021, we had 144,451,485 common shares issued and outstanding. At October 4, 2021, we had outstanding, 11,118,316 stock options with a weighted-average exercise price of $1.94, no RSUs, as well as 1,277,447 DSUs and 11,927 NovaGold Resources Inc. (“NovaGold”) DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. Upon exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 12,397,751 common shares.

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

Impairment of Investment in Ambler Metals LLC

Management assesses the possibility of impairment in the carrying value of its equity investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made in assessing the possibility of impairment. Factors that may be indicative of an impairment include a loss in the value of an investment that is not temporary. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, significant changes in the legal, business or regulatory environment, adverse changes in the use or physical condition of the underlying mineral properties asset, changes in the market interest rates or other market rates of return that are likely to significantly affect the discount rate used in the impairment assessment, significant adverse changes impacting the investee and internal reporting indicating the economic performance of an investment is, or will be, worse than expected.

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

Management’s estimates of mineral prices, mineral resources, foreign exchange rates and projected future production

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	24

levels and operating capital are subject to risk and uncertainties that may affect the determination of the recoverability of the equity investment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of August 31, 2021. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	25

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended August 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation.

Item 1A. Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties and the formation of the joint venture. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 12, 2021 which is available on SEDAR at www.sedar.com, EDGAR at www.sec.gov and on our website at www.trilogymetals.com. There have been no material changes in our risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K dated February 12, 2021, except for the following:

The Ambler Mining District Industrial Access Project (“AMDIAP” or the “Ambler Access Project”) is critical to the development of the Upper Kobuk Mineral Projects, and significant delays in the development of the Ambler Access Project or failure to develop the Ambler Access Project would have a material adverse impact on development of the Upper Kobuk Mineral Projects and the Company.

On July 23, 2020, the BLM issued the Joint Record of Decision (“JROD”) for the Ambler Access Project. The JROD approves the development of the northern or “A” route which is to be a 211-mile-long gravel private access road in the southern Brooks Range foothills to provide industrial access to the Ambler Mining District. Along with the JROD, a Section 404 Permit, which is governed by the Clean Water Act, was issued by the United States Army Corp. of Engineers to AIDEA. On August 3, 2020, a coalition of national and Alaska environmental non-government organizations (“ENGO”) filed the first of two lawsuits against the federal agencies responsible for issuing the JROD. The ENGOs main position is that due process was not carried out during the permitting of the AMDIAP.  Subsequently, AIDEA, Ambler Metals, the State of Alaska, and NANA Regional Corporation, Inc., have filed for and received intervenor status in the lawsuit and will be defending the issuance of the JROD and the permits. On September 28, 2021, the Department of Justice requested a 60-day stay with respect to each of the lawsuits. At this time, we cannot provide any assurances that the litigation will be resolved in a manner that will allow the AMDIAP to be constructed on a timely basis or at all.

Further, construction of the AMDIAP will require significant financing and additional permitting. We cannot provide assurances that the proposed AMDIAP that would provide access to the Ambler mining district will be built, that it will be built in a timely manner, that the cost of accessing the proposed road will be reasonable, that it will be built in the manner contemplated, or that it will sufficiently satisfy the requirements of the Upper Kobuk Mineral Projects. If not, it would materially and adversely impact the ability to develop the Upper Kobuk Mineral Projects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	27

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 5, 2021	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini

President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders

Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended August 31, 2021	29