Form 10-K
period 2021-11-30
Trilogy Metals Inc.
filed 2022-02-11
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
1
For the Fiscal Year Ended November 30, 2021

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒	Emerging growth company ☐

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

As at May 31, 2021, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $173 million. As of February 11, 2022, the registrant had 145,464,286 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2022, in connection with the registrant’s 2022 annual meeting of shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TRILOGY METALS INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Trilogy” refer to Trilogy Metals Inc., formerly NovaCopper Inc. (“Trilogy” or “Trilogy Metals”), a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2021.

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

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority (“AIDEA”) will build the AMDIAP;

●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties and related cost increases;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred, indicated and measured mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	uncertainty related to successfully acquiring commercially mineable mineral rights;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	risks related to industry competition in the acquisition of exploration properties and the recruitment and retention of qualified personnel;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares (“Common Shares”), diluting voting power and reducing future earnings per share;

●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s Common Shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”); and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (“SEC”), Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

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

The SEC adopted new mining property disclosure rules ("SK 1300") that will replace SEC Industry Guide 7. SK 1300 will apply to companies beginning with a company's first fiscal year beginning on or after January 1, 2021, which for us would be the fiscal year beginning December 1, 2021. While allowed to comply with SK 1300 early, we have not chosen to do so.

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

PART I

Item 1.     BUSINESS

Our principal business is the exploration and development of the Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or  “UKMP” or “UKMP Projects”) located in the Ambler mining district in Northwest Alaska, United States. The Upper Kobuk Mineral Projects are held by Ambler Metals LLC (“Ambler Metals”), a limited liability company owned equally by Trilogy and South32 Limited (“South32”) (as defined below), and is comprised of the (i) Arctic Project, which contains a high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit (“Arctic Project”); and (ii) Bornite Project, which contains a carbonate-hosted copper - cobalt deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing the UKMP Projects through technical, engineering and feasibility studies so that production decisions can be made on those projects. Our interest in Ambler Metals is held by a wholly-owned subsidiary, NovaCopper US Inc. (dba Trilogy Metals US) (“Trilogy Metals US”), registered to do business in the State of Alaska. We also conduct early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

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

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiaries at November 30, 2021. All ownership is 100% unless otherwise stated.

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

Trilogy’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration and advancement of the Bornite Project with our joint venture partner, South32, and through the pursuit of similarly attractive mining projects. We plan to:

●	advance the Arctic Project towards development with key activities including increased definition of the NI 43-101 mineral resources and reserves contained in the Arctic FS (as defined below), additional metallurgical and geotechnical studies and the advancement of baseline environmental studies;

●	advance exploration in the Ambler mining district and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and
●	pursue project level or corporate transactions that are value accretive.

Significant Developments in 2021

●	On January 6, 2021, the United States Bureau of Land Management (“BLM”), the National Park Service (“NPS”) and the AIDEA signed Right-of-Way agreements giving AIDEA the ability to cross federally owned and managed lands along the route for the Ambler Road Project approved in the Joint Record of Decision. The agreements grant a 50-year right-of-way on federally owned and managed land by the federal agencies for the future development of the Ambler Mining District Industrial Access Road. The authorizing documents with the two agencies are the final federal permits required for the Ambler Road Project.
●	In a press release dated February 11, 2021, the Company announced its approval for Ambler Metals to enter into an Ambler Access Development Agreement (the “Development Agreement”) with AIDEA. The Development Agreement defines how AIDEA and Ambler Metals will work cooperatively together on the pre-development work for the Ambler Access Project to address funding and oversight of the project’s feasibility and permitting activities until the parties reach a decision on the construction of the project. The cost of the pre-development work and activities will be paid 50% by AIDEA and 50% by Ambler Metals based on an annually agreed program and budget. Under the Development Agreement, Ambler Metals and AIDEA agree to contribute up to $35 million each for pre-development costs of the Ambler Access Project through December 31, 2024.
●	In a press release dated April 19, 2021, the Company announced that the AIDEA had formally approved the proposed plan and budget for the 2021 summer field season activities and services of up to $13 million for the Ambler Access Project (“AAP”). The cost was to be shared 50/50 by AIDEA and Ambler Metals. The Board of AIDEA authorized up to $6.5 million for field season activities. These funds were to be matched by up to another $6.5 million from Ambler Metals under the terms of the Ambler Access Development Agreement that was approved by the AIDEA Board on February 10, 2021 and subsequently executed by both parties, resulting in a total budget for 2021 of up to $13 million. The AAP is a proposed 211-mile, east-west running controlled industrial access road that would provide industrial access to the Ambler Mining District in northwestern Alaska.
●	In a press release dated May 17, 2021, the Company announced that Ambler Metals had finalized the details of the 2021 exploration field program at the UKMP for the previously approved $27 million exploration budget. The exploration program was aligned with a strategy developed by the Company and South32 which prioritizes the exploration budget within the UKMP. The strategy defines a program that advances the highest priority projects and exploration targets, both VMS and Carbonate-Hosted Copper (“CHC”), ranging from early-stage geophysical anomalies that were identified during the 2019 airborne Versatile Time Domain Electromagnetic (“VTEM”) survey to advanced VMS and CHC prospects with historical resources. The site camp opened on June 1, 2021.

Significant Developments in 2020

●	On April 10, 2017, we entered into an option agreement, as amended (the “South32 Option Agreement”) with South32 Group Operations Pty Ltd (“South32 Operations”), a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (together with South32 Operations, “South32”). The South32 Option Agreement granted to South32 a three-year option to form a 50/50 joint venture with respect to Trilogy’s Alaskan assets which includes the Upper Kobuk Mineral Projects. South32 was required to contribute a minimum of $10 million each year, for a maximum of three years, to keep the option in good standing (the “Initial Funding”). If South32 elected to exercise the

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
●	On February 11, 2020, we announced that the formation of Ambler Metals had completed, with the Company contributing its assets associated with the UKMP Projects, and South32 contributing a subscription price payment of US$145 million, to the joint venture.
●	In a press release dated February 26, 2020, the Company announced that Ambler Metals had approved a 2020 program budget of $22.8 million for the advancement of the UKMP Projects. The budget was to be 100% funded by Ambler Metals. The 2020 program budget included 10,000 meters of drilling at the Arctic Project, 2,500 meters of drilling within the Ambler VMS belt and geological mapping and geochemical soil sampling at the Bornite Project.
●	Subsequent to the approval of the 2020 program budget, the Company and its joint venture partner, South32, decided not to proceed with the 2020 exploration program after assessing the coronavirus (COVID-19) environment. Ambler Metals gave due consideration to the merits of carrying out an abridged work program at the UKMP Projects. However, given the continued uncertainty resulting from COVID-19, ongoing safety concerns (despite added safety protocols including physical distancing, protective equipment and testing) and the fact that, due to COVID-19, the planned field season had already been delayed to the point at which any field season would provide limited critical path benefits, the decision was made not to proceed with a 2020 field season.
●	On April 20, 2020, we issued a press release announcing the appointment of Tony Giardini as President and Chief Executive Officer effective June 1, 2020. Mr. Giardini has been a director of the Company since 2012 when the Company was formed and will continue to be an executive director. James (Jim) Gowans, the Interim President and Chief Executive Officer, remained in his role as a director of the Company.
●	In a press release dated July 23, 2020, the Company, along with our joint venture partner, South32, announced the signing of the Record of Decision by BLM for the Ambler Mining District Industrial Access Project. The Record of Decision approves the development of the northern route, which is to be a 211-mile private gravel access road in the southern Brooks Range foothills to provide industrial access to the Ambler Mining District.
●	In a press release dated August 20, 2020, the Company announced the positive results of its feasibility study for the Arctic Project (the “Arctic FS”). The Arctic FS was prepared on a 100% ownership basis, of which Trilogy’s share is 50%. The Arctic FS describes the technical and economic viability of establishing a conventional open-pit copper-zinc-lead-silver-gold mine and mill complex for a 10,000 tonne per day operation for a minimum 12-year mine life. See the 2020 Arctic Report (as defined below) and “Properties” for additional information.
●	On August 25, 2020, we issued a press release to announce that the board of Ambler Metals had appointed Ramzi Fawaz as President and Chief Executive Officer of Ambler Metals effective as of September 1, 2020. Mr Fawaz joined Ambler Metals from Newmont Corporation where he was Senior Vice President Projects from February 2011 to October 2019, with responsibility for the development and execution of Newmont’s major gold and copper projects globally.
●	On September 3, 2020, we issued a press release announcing that the Company had hired Richard Gosse as Vice President Exploration of the Company with immediate effect.

●	On October 2, 2020, we filed the technical report for the Company’s Arctic Project entitled “Arctic Feasibility Study Alaska, USA NI 43-101 Technical Report" with an effective date of August 20, 2020, prepared by Ausenco Engineering Canada Inc., Wood Canada Limited and SRK Consulting (Canada) Inc. (the “2020 Arctic Report”). The technical report describes the Arctic FS on the Arctic Project as discussed above. The 2020 Arctic Report supersedes the Company’s 2018 Arctic Report (as defined below).
●	On November 19, 2020, we issued a press release announcing that Ambler Metals had approved the 2021 program and budget of approximately $27 million for the advancement of the UKMP Projects. The budget will be 100% funded by Ambler Metals.

Significant Developments in 2019

●	On March 5, 2019, we issued a press release to announce additional copper and cobalt metallurgical results for the Bornite Project. Nine metallurgical composite samples were prepared from materials obtained from drilling at the Bornite Project during 2017 and 2018. Each of these test samples were approximately 60 to 120 kilograms in mass and represented approximately 30 to 100 meters of drill core. Mineralogical analysis of each of the nine composites was completed, indicating that a majority of the copper mineralization occurred as chalcopyrite, with minor amounts of bornite and variable pyrite levels within the test samples.
●	On June 28, 2019, we issued a press release to announce that all the Company’s outstanding warrants had been exercised in advance of the expiry date. Three of the Company’s largest shareholders exercised 6,521,740 in outstanding warrants. As a result of this warrant exercise, we issued a total of 6,521,740 common shares of the Company and received cash proceeds of approximately $9.9 million.
●	On August 26, 2019, we issued a press release reporting the public release of the Draft Environmental Impact Statement (“EIS”) Statement by the BLM for the AMDIAP and the Environmental and Economic Analysis by the NPS for that portion of AMDIAP that traverses the Gates of the Arctic National Park and Preserve. The public comment period of 45 days had commenced with comments on the Draft EIS being accepted through October 15, 2019. On March 27, 2020, we issued a press release announcing that the Final EIS had been publicly released.
●	On September 5, 2019, we issued a press release announcing the resignation of Rick Van Nieuwenhuyse as CEO, President and director of Trilogy Metals. James Gowans was appointed CEO and President on an interim basis. Mr. Van Nieuwenhuyse remained a consultant to the Company until February 29, 2020 to assist with transitional matters and with advancing our interests in Alaska.
●	On October 31, 2019, we filed a final short form base shelf prospectus with the securities commissions in each of the provinces of Canada, other than Québec, and a corresponding registration statement on Form S-3 with the SEC allowing for the future issuance, from time to time, of up to $100,000,000 in common shares, warrants to purchase common shares, share purchase contracts of the Company, subscription receipts, units or a combination of those securities. The intention of the base shelf prospectus and shelf registration statement is to allow the Company to more quickly access capital when the capital is needed and as market opportunities permit.

History of Trilogy

Spin-Out

We were formerly a wholly-owned subsidiary of NovaGold Resources Inc. (“NovaGold”). In April 2012, Trilogy Common Shares were distributed to NovaGold shareholders pursuant to a Plan of Arrangement under the Companies Act (Nova Scotia) and were listed and posted for trading on the TSX and on the NYSE American.

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

Employees

As of November 30, 2021, we had 7 full-time employees, all of whom were employed at our executive office in Vancouver, BC.  We have entered into executive employment agreements with the CEO and CFO (each as defined herein).

In the past, the number of individuals we employed fluctuated throughout the year depending on the season; however, during 2020, we contributed the UKMP Projects to Ambler Metals and no longer directly employ any seasonal staff.

Information About Our Executive Officers

As of November 30, 2021, we had two executive officers, namely Tony Giardini and Elaine Sanders.  The following information is presented as of November 30, 2021.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Tony Giardini British Columbia, Canada Director, President and Chief Executive Officer	62	June 1, 2020(1)	Chief Executive Officer of Trilogy (2020 – present); President of Ivanhoe Mines Ltd. (May 2019 – March 2020); Chief Financial Officer of Kinross Gold Corporation (December 2012 - April 2019)
Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	52	January 30, 2012(2)	Vice President and Chief Financial Officer of Trilogy (2012 – present); Corporate Secretary of Trilogy (2011 – present)

(1)	Mr. Giardini was appointed President and Chief Executive Officer on June 1, 2020.
(2)	Ms. Sanders was appointed Chief Financial Officer on January 30, 2012. She became a full-time employee of the Company on November 13, 2012.

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

The Company’s business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the coronavirus (COVID-19) emerged in China and the virus has now spread around the world, including Canada and the U.S. The extent to which COVID-19 impacts the Company’s business, including exploration and development activities at Ambler Metals and the market for its securities, will depend on future developments, which are uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus and travel and other restrictions established to curb the spread of the COVID-19, has and could continue to materially and adversely impact the Company’s business including without limitation, the planned exploration programs at Ambler Metals (see “Significant Developments in 2020” above), employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, the timing to process drill and other metallurgical testing, interruption of supplies from third parties upon which the Company relies  and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on the its business, financial condition and results of operations.

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

We cannot provide assurances that the proposed AMDIAP that would provide access to the Ambler mining district will be built, that it will be built in a timely manner, that the cost of accessing the proposed road will be reasonable, that it will be built in the manner contemplated, or that it will sufficiently satisfy the requirements of the Upper Kobuk Mineral Projects. The proposed AMDIAP requires significant permitting and approvals, and the JROD issued in 2020 is currently subject to lawsuits which could delay or prevent the project. Further, changes in the U.S. federal administration may result in changes in interpretations or priorties which may further delay or prevent the proposed AMDIAP.

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

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the years ending November 30, 2015, 2016, 2017, 2020 and 2021 but we believe we were a PFIC for the years ending November 30, 2018 and 2019 and may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. Holder’s (as defined below under Certain U.S. Federal Income Tax Considerations – U.S. Holders”) holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “QEF Election” or a “Mark-to-Market Election” (each as defined below under “Certain U.S. Federal Income Tax Considerations – Default PFIC Rules under Section 1291 of the Code”).  A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders.  A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein.  This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

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

Arctic Project Description, Location and Access

Project Description

NovaGold acquired the Arctic Project from Kennecott Exploration Company and Kennecott Arctic Company (collectively, “Kennecott”) in 2004. In 2011, NovaGold transferred all copper projects to NovaCopper Inc. and spun-out NovaCopper to its then existing shareholders in 2012. NovaCopper Inc. subsequently underwent a name change to Trilogy Metals Inc. in 2016. Under the Kennecott Purchase and Termination Agreement, Kennecott retained a 1% net smelter return (NSR) royalty that was subsequently sold by Kennecott. The 1% NSR runs with the lands and is purchasable at any time from the royalty holder for a one-time payment of $10 million.

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

The Arctic Project land tenure consists of 1,988 contiguous State mining claims, including 905 40-acre claims, 1,083 160-acre claims, and 18 Federal patented claims comprising 271.9 acres (110 ha) held in the name of Ambler Metals.

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

Exploration

Table 1 summarizes the exploration work conducted by NovaGold and Trilogy from 2004 to the present. Field exploration was largely conducted during the period between 2004 to 2007 with associated engineering and characterization studies between 2008 and 2019.

Table 1 - Summary of Overall Exploration Activities Targeting VMS Style Mineralization in the Ambler Sequence Stratigraphy and the Arctic Deposit

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

A Selenium water treatment plant (SeWTP) will treat excess water in the TMF that is predicted to have elevated selenium concentrations. The SeWTP is anticipated to commence treatment during operation in mine year 12. A portion of the treated effluent from the HDS WTP will be combined with excess water from the TMF, and treated for selenium such that the selenium water quality standard is met after a mixing zone in the Shungnak River. The SeWTP will cease once the TMF is dewatered (by approximately year 15 of closure). Studies are being conducted to evaluate alternative water management strategies and treatment methods that will not require a mixing zone in the Shugnak River.

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

Recommendations

A single-phase work program is recommended, which will include: additional drilling program to upgrade a portion of the indicated resource to measured resource; drill and blast study; geotechnical investigations and studies; further geohazards assessment; site specific seismic hazard assessment; updating of hydrogeological models and groundwater management plans; optimization of the plant and related service facilities and evaluation of the power supply; examination of water management, water treatment, WRF and TMF designs; baseline studies and environmental permitting activities; and additional metallurgical testwork.  The budget for this work is estimated at about $7.0 million.

Bornite Project, Ambler District, Alaska

Bornite Project

Except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from the technical report entitled “NI 43-101 Technical Report on the Bornite Project, Northwest Alaska, USA” dated February 11, 2022, with an effective date of December 31, 2021, prepared by SIM Geological Inc., Bruce M. Davis and International Metallurgical & Environmental Inc. (the “2021 Bornite Report”). The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the 2021 Bornite Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Bornite Project - Property Description and Location

The property is located in the Ambler Mining District of the southern Brooks Range in the Northwest Artic Borough (“NWAB”) of Alaska. The property is located in Ambler River A-2 quadrangle, Kateel River Meridian T 19N, R 9E, sections 4, 5, 8 and 9. The Bornite Project is located 248 km east of the town of Kotzebue, 19 km north of the village of Kobuk, 275 km west of the Dalton Highway (an all-weather state maintained public road) at geographic coordinates N67.07°

latitude and W156.94° longitude (Universal Transverse Mercator North American Datum 83, Zone 4W coordinates 7440449N, 589811E).

At the time of the formation of Ambler Metals, Trilogy transferred its Alaskan assets, including the Bornite Project, to the newly formed joint venture. The mineral resource estimates with respect to the Bornite Project are reported on a 100% basis, of which Trilogy’s share is 50%.

Bornite Project - Accessibility, Climate, Local Resources, Infrastructure, and Physiography

Primary access to the Bornite Project is by air, using both fixed wing aircraft and helicopters. There are four well maintained, approximately 1,500 m-long gravel airstrips located near the property, capable of accommodating charter fixed wing aircraft. These airstrips are located 40 km west at Ambler, 23 km southwest at Shungnak, 19 km south at Kobuk, and 15 km south at Dahl Creek. There is daily commercial air service from Kotzebue to the village of Kobuk, the closest community to the property. During the summer months, the Dahl Creek airstrip is suitable for larger aircraft, such as C-130 and DC-6. There is also a 700 m airstrip located at the Bornite Camp. The airstrip at Bornite is suited to smaller aircraft, which support the Bornite Camp with personnel and supplies.

There is no direct water access to the property. During spring runoff, river access is possible by barge from Kotzebue Sound to Ambler, Shungnak, and Kobuk via the Kobuk River.

A two-lane, two-wheel drive gravel road links the Bornite Project’s main camp to the 1,525 m Dahl Creek airstrip and village of Kobuk.

The climate in the region is typical of a sub-arctic environment. Exploration is generally conducted from late May until late September. Weather conditions on the Bornite Project can vary significantly from year to year and can change suddenly. During the summer exploration season, average maximum temperatures range from 10°C to 20°C, while average lows range from -2°C to 7°C. By early October, unpredictable weather limits safe helicopter travel to the property. During winter months, the property can be accessed by snow machine, track vehicle, or fixed-wing aircraft. Winter temperatures are routinely below -25°C and can exceed -50°C. Annual precipitation in the region averages 395 mm with the most rainfall occurring from June through September, and the most snowfall occurring from November through January.

Drilling and mapping programs are seasonal and have been supported out of the main Bornite Camp. The main Bornite Camp facilities are located on Ruby Creek on the northern edge of the Cosmos Hills. The camp provides office space and accommodations for the geologists, drillers, pilots, and support staff. There were four two-person cabins installed by NANA prior to our tenure. The 85-person capacity Bornite Camp consists of 35 structures most of which are metal-framed, insulated tents that house multi-occupancy sleeping accommodations, kitchen facilities, dining facilities, medical services, showers, washrooms, laundry, administrative offices, and a recreation tent. Early 1960s-era legacy structures constructed by Kennecott to support Bornite Shaft sinking are used for equipment maintenance, storage, and sleeping cabins. Core is logged in two, metal-clad buildings: one from the early 1970s and one 30 m x 9 m structure that was built in 2011. Electricity is generated at site by one 275 kW primary and one 300 kW backup diesel-powered generator.

Potable water is sourced from a permitted well. Solid waste disposal is accomplished by a combination of diesel-fired incineration and permitted landfill placement. The primary camp’s domestic wastewater is treated in a packaged bioreactor-style treatment plant before it is discharged. Wastewater from a small portion of the camp is treated in a conventional septic system.

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

Bornite Project - History

Kennecott and Bear Creek Mining Tenure

Regional exploration began in the early 1900s when gold prospectors noted copper occurrences in the hills north of Kobuk, Alaska. In 1947, local prospector Rhinehart “Rhiny” Berg along with various partners traversing in the area located outcropping mineralization along Ruby Creek (Bornite) on the north side of the Cosmos Hills. They subsequently staked claims over the Ruby Creek showings and constructed an airstrip for access. In 1957, Bear Creek Mining Company (“BCMC”), Kennecott's exploration subsidiary, optioned the property from Berg. Exploration drilling in 1961 and 1962 culminated in the discovery of the “No.1 Ore Body” where drill hole RC-34 cut 20 m of 24% Cu (the “No.1 Ore Body” is a historical term used by BCMC that does not connote economic viability in the present context; it is convenient to continue to use the term to describe exploration work and historical mineral resource estimation in a specific area that was previously referred to as the Ruby Creek zone and is now referred to simply as the Ruby Zone). The discovery of the “No.1 Ore Body” led to the development of an exploration shaft in 1965 through 1966. The shaft, which reached a depth of 328 m, encountered a significant watercourse and was flooded near completion depth. The shaft was subsequently dewatered and an exploration drift was developed to provide access for sampling and mapping, and to accommodate underground drilling to further delineate mineralization. A total of 59 underground holes were drilled before the shaft was allowed to re-flood. The discovery of the Arctic Project in 1965 prompted a hiatus in exploration at Bornite, and only limited drilling occurred up until 1976.

In the late 1990s, Kennecott resumed its evaluation of the Bornite deposit and the mineralization in the Cosmos Hills with an intensive soil, stream, and rock chip geochemical sampling program using a 32-element ICP analyses. Grid soil sampling yielded 765 samples.  Ridge and spur sampling resulted in an additional 850 soil samples in the following year. Skeletonized core samples (85 samples) from key historical drill holes were also analyzed using 32 element ICP analytical methods. Geochemical sampling identified multiple areas of elevated copper and zinc in the Bornite region.

Kennecott completed numerous geophysical surveys as an integral part of exploration throughout its tenure on the property.  Various reports, notes, figures, and data files stored in Kennecott’s Salt Lake City exploration office indicated that geophysical work included, but was not limited to, the following:

●	Airborne magnetic and EM surveys (fixed-wing INPUT) (1950s)
●	Gravity, single point (“SP”), audio-frequency magnetotelluric (“AMT”), EM, borehole and surface IP/resistivity surveys (1960s)
●	Gravity, airborne magnetic, and controlled-source audio-frequency (“CSAMT”) surveys (1990s)

We have minimal information or documentation associated with these geophysical surveys conducted prior to the 1990s. Where data are available in these earlier surveys, the lack of details in data acquisition, coordinate systems, and data reduction procedures limit their usefulness. The only complete geophysical report that is available concerns down-hole IP/resistivity results. Most notable is the 1996 Bouguer gravity survey from the Bornite deposit into the Ambler Lowlands. The Bornite deposit itself is seen as a significant 3 milligal anomaly.  Numerous 2 milligal to > 6 milligal anomalies occur under cover in the Ambler Lowlands and near the Aurora Mountain and Pardner Hill occurrences. In addition to the geophysical surveys conducted by Kennecott, the ADNR completed an aeromagnetic survey of portions of the Ambler mining district in 1974-1975.

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

Kennecott conducted two technical reviews of the groundwater conditions and a summary of the findings related to the flooding of the exploration shaft. In 1961, Kennecott collected 32 coarse reject samples from five drill holes to support preliminary metallurgical test work at Bornite. Samples targeted high-grade (> 10%) copper mineralization from the Upper Reef at the Ruby Zone.

Bornite Project - Geological Setting and Mineralization

The Bornite Project is located within the Arctic Alaska Terrane, a sequence of mostly Paleozoic continental margin rocks that make up the Brooks Range and North Slope of Alaska. It is within the Phyllite Belt geologic subdivision, which together with the higher-metamorphic grade Schist Belt, stretches almost the entire length of the southern Brooks Range and is considered to represent the hinterland of the Jura-Cretaceous Brookian orogeny. The southern margin of the Phyllite Belt is marked by mélange and low-angle faults associated with the Kobuk River fault zone, while the northern boundary is thought to be gradational with the higher-grade metamorphic rocks of the Schist Belt.

The geology of the Bornite resource area is composed of alternating inervals of carbonate rocks (limestone and dolostone) and calcareous phyllite. Limestone transitions laterally into dolostone near zones of mineralization and is considered to be hydrothermally altered. Spatial relationships and petrographic work suggest that dolomitization is genetically related to early stages of the copper mineralizing system; however, recent re-logging has questioned this view.

In 2015, Trilogy made an effort to improve the understanding of the distribution and nature of the various lithologic units and their context within a sedimentary depositional model. A new interpreation, based on lithogeochemical signatures of the various units along with their historical visual logging, concluded that stacked debris flows composed of basal non-argillaceous channelized breccias were overlain by upward fining upward sequence of increasingly argillaceous-rich breccias capped by high calcium (Ca) phyllites, confined laterally in channels between either massive or thin-bedded platform carbonates.

Two mineralized stacked debrite sequences were named the Lower and Upper Reefs. The Upper Reef grades upward into argillaceous limestones instead of discrete high Ca phyllites indicating a waning of debris supply. Based on this interpretation, a series of individual debrites were identified and modeled. In contrast to the locally derived high-Ca phyllites of the debrite- dominated Bornite carbonate sequence, low calcium (Ca) phyllites are abundant in the allochthonous Anirak schist (quartz phyllite) and the The Beaver Creek phyllite that underlie and overlie the Bornite carbonate sequence, respectively.  In addition to depositional lithostratigraphy, a crosscutting mineralized breccia called the “P-Breccia” has been identified in and around the South Reef deposit. Though poorly defined due to lack of drilling in the area, the P-Breccia zone—which contains excellent copper grade—lies at the apex of the Iron Mountain discontinuity. Although clearly post-deformational, it remains unclear whether the P-Breccia is a post-depositional structural, hydrothermal or solution-collapse breccia.

A short lithostratigraphic project carried out during the 2021 field season updated the depositional environment of the Bornite succession; this resulted in significant differences when compared to the previously summarized interpretations. The Bornite succession is now understood to be a carbonate slope deposit characterized by (a) lime mudstone, exported to the slope from a contemporaneous shallow-marine carbonate factory, variably mixed with and interlayered with (b) “background” argillaceous sediment that is locally carbonaceous. Superimposed on these calcite-dominated “normal”

slope strata are locally impressive thicknesses of dolomudstone-clast conglomerate (formerly “breccia”). Slope limestone and siltstone-mudstone were originally centimetrically to decimetrically bedded, but are commonly ductilely deformed, producing the variably limey ‘phyllites’ that exhibit sub-mm scale foliation. In contrast, the dolostone-clast conglomerates and individual dolomudstone clasts responded brittlely to Brookian stress and show no significant shearing or plastic deformation. Instead, plastic deformation is largely restricted to the various phyllitic layers around the peripheries of the dolostone bodies.

Structural fabrics observed on the property include rare bedding and two distinct metamorphic foliations. Bedding (S0) can be measured only rarely where phyllite and carbonate are interbedded and it is unclear to what extent it is transposed. The pervasive foliation (S1) is often mylonitic and exhibits both an imprinted stretching lineation and preferred “top” direction. It is easily measured in phyllites and is commonly reflected by colour banding and/or stylolamination (flaggy habit in outcrop) of the carbonates. Core logging shows that S1 is folded gently on the 10 m scale and locally tightly folded at the decimetre scale. S2 axial planar cleavage is locally developed in decimetre scale folds of S1. Both S1 and S2 foliations are considered to be Jurassic in age. Some limestone outcrops, in particular the “TBLS” on Aurora Mountain and the marbles at the base of Coral Hill, also exhibit a stretching lineation. Core-logging shows that S1 is folded gently on a 10 m scale and locally tightly folded at the decimetre scale forming a common S2 axial planar cleavage. S2 is folded gently on a 10 m scale forming an upright mesoscale S3 foliation. S1 and S3 foliations are thought to be Jura-Cretaceous in age.

Structural mapping in 2021 recognized a well-developed stretching lineation (i.e., L-tectonite) in the carbonate-phyllite rocks, typically oriented shallowly towards the NNE or SSW.  “Top” direction indicate movement to the S or SSW along the vector of the stretching lineation.  Moreover, new mapping indicates that stiff Bornite rocks, in particular metric to hectametric dolostone bodies, have been boudinaged into 3-D ellipsoids.  Slip is accommodated by phyllites., Additional mapping is required to determine whether such a tectonic style plays a role in the distribution of copper mineralization.

Owing to their greater rigidity, dolostone bodies of secondary dolostone manifest strain differently: tan hydrothermal dolostone tends to be broken into centimetre- to decimetre-scale blocks, whereas grey (diagenetic?) dolostone may exhibit unusual, contorted forms, some resembling human fingers or swan necks, as evident in outcrop. Dolostone is rarely cut by plastically deformed zones and instead forms metric to hectametric lenses (“augens”) encased in plastically deformed calc-mylonite and calc-phyllite. This deformation, presumably a product of the Jura-Cretaceous Brookian orogeny, complicates sedimentological interpretations.

Mineralization at Bornite forms tabular mineralized zones that coalesce into crudely stratabound bodies hosted in dolostone conglomerate/breccia. Two significant dolomitic horizons that host mineralization have been identified by drilling and include: 1) the Lower Reef, a substantial 100 m to 300 m thick dolomitized zone lying immediately above the basal quartz phyllite unit of the Anirak schist and 2) the Upper Reef, a 100 m to 150 m thick dolomite horizon that sits roughly 300 m higher in the section. The Lower Reef is separated from the Upper Reef by a zone of ductilely sheared phyllites up to 60 m thick.

The Lower Reef dolostone outcrops along the southern margin of the Ruby Zone and is spatially extensive throughout the deposit area. It hosts a significant portion of the shallow mineral resources in the Ruby Zone as well as higher grade mineral resources down-dip and to the northeast in the South Reef area. The Upper Reef hosts relatively high-grade mineral resources to the north in the Ruby Zone. The Upper Reef appears to lie at an important NE-trending facies transition to the NW of the main drilled area and appears to be at least partially thrust over the Lower Reef stratigraphy to the southeast.

Drill results from 2013 show dolomitization and copper mineralization in the Upper and Lower Reefs coalescing into a single unit along the northern limits of current exploration. The NE- trending Ruby Zone and South Reef areas also coalesce into a roughly 1,000 m wide zone of >200 m thick dolomite containing significant copper mineralization dipping north at roughly 5-10 degrees. The 2017 drill results show that the mineralized dolomite interval continues for at least another 700m down-dip to the northeast from mineralization in the Upper and Lower Reefs.

Bornite Project – Mineralization

Copper mineralization at Bornite comprises chalcopyrite, bornite, and chalcocite distributed in stacked, roughly stratiform zones exploiting favourable lithologies (conglomerate/berccia) within the Bornite sequence. Mineralization occurs, in order of increasing grade, as disseminations, irregular and discontinuous stringer-style veining, breccia matrix replacement, and stratabound massive sulphides. The distribution of copper minerals is zoned around the bottom-centre of each zone of mineralization, with bornite-chalcocite-chalcopyrite at the core progressing outward to a fringe of chalcopyrite-pyrite. Additional volumetrically minor copper minerals include carrollite, digenite, tennantite-tetrahedrite, and covellite. Stringer pyrite and locally significant sphalerite occur above and around the copper zones and locally massive pyrite and sparse pyrrhotite are associated with siderite alteration below copper mineralization in the Lower Reef.

Significant cobalt mineralization is found accompanying bornite-chalcocite mineralization. Cobalt often occurs with high-grade copper as carrollite (Co2CuS4) and as cobaltiferous rims on recrystallized pyrite grains. Preliminary geometallurgical work by Trilogy showed that cobalt occurs primarily as cobaltiferious pyrite (approximately 80% of he contained cobalt) and within other cobalt minerals such as carrollite, and cobaltite (CoAsS).

Some appreciable silver values are also found at Bornite, particularly in association with bornite-rich mineralization in the South Reef area and Ruby Zones.

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

2006 NovaGold

In 2006, NovaGold contracted Fugro Airborne Surveys to complete a detailed helicopter DIGHEM (frequency-domain EM), magnetic and radiometric survey of the Cosmos Hills. The survey covered a rectangular block approximately 18 km by 49 km which totaled 2,852-line km. The survey was flown at 300 m line spacing with a line direction of N20E. The DIGHEM helicopter survey system produced detailed profile data of magnetics, EM responses and radiometrics (total count, uranium, thorium, and potassium) and was processed into maps of magnetics, discrete EM anomalies, EM apparent resistivity, and radiometric responses.

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

2011 NovaGold

In 2011, NovaGold contracted Zonge International Inc. (“Zonge”) to conduct both dipole-dipole complex resistivity induced polarization (“CRIP”) and natural source audio-magnetotelluric (“NSAMT”) surveys over the northern end of Bornite to develop tools for additional exploration targeting under cover to the north.

NSAMT data were acquired along two lines totaling 5.15 line-km; one line is oriented generally north-south through the centre of the survey area and the other being the southernmost east-west line in the survey area. CRIP data were acquired on five lines: four east-west lines and one north-south line, for a total coverage of 14.1 line-km and 79 collected CRIP stations. The initial objective of the survey was to investigate geological structures and the distribution of sulphides possibly associated with copper mineralization.

Results from the paired surveys show that wide-spaced dipole-dipole resistivity is the most effective technique to directly target the mineralization package. Broad, low-resistivity anomalies reflecting pyrite haloes and mineralization appear to define the limits of the fluid package. Well-defined and often very strong chargeability anomalies are also present, but appear in part to be masked by phyllitic units which also have strong chargeability signatures. NSAMT shows similar resistivity features as the IP, but these are less well resolved.

2012 NovaCopper

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

2013 NovaCopper

The emphasis of the 2013 program was to further validate and refine the 2012 geologic map of the Cosmos Hills. A deep penetrating soil and vegetation geochemical orientation survey was completed over the South Reef deposit, using various partial leaches and pH methods. The initial, approximately 1 km, test lines suggest a good response for several of the partial leaches of the soils but little response in the vegetative samples. Follow-up is warranted to the north of the deposit into the Ambler Lowlands.

2014 NovaCopper

During 2014, exploration work was limited to a re-logging and re-sampling program of historical Kennecott drill core.

2015 NovaCopper

As a follow-up to the 2013 field program, a deep penetrating soil and vegetation geochemical survey was extended north of the deposit into the Ambler Lowlands. Trilogy geologists completed a lithogeochemical desktop study and a comprehensive update to the 3D lithology model.

2017 Trilogy

The 2017 field program extended the 2013 and 2015 deep penetrating geochemical (“DPG”) soil survey another 500m to the northeast.  The 2013 soil line was extended 1,500m to the east to test over the covered projection of the Two Grey Hills carbonate section.  The 3D lithology model was updated to incorporate the 2017 drill program results, which are described in Section 10,

Trilogy also completed a close spaced ground gravity survey over a 2 km by 4km grid with 100 m station spacing over the resource area and extending northeast over the 2017 drill target area.  The complete Bouguer anomaly residual plot (removes a strong decreasing to the northeast regional gradient) shows good correlation with the Lower Reef mineralization that outcrops on surface with the gravity high gradually decreasing down-dip to the northeast.

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

2018 Trilogy

During the 2018 field season, Trilogy Metals carried out additional DPG and a 2D seismic survey at Bornite. In addition, geophysical and geochemical data from Bornite were studied using existing datasets. Soil sampling was completed on the westerly extension of the DPG lines on the northwestern portion of the Bornite deposit. DPG was used to assist with outlining the edges of the deposit as well as to corroborate gravity anomalies defined during the 2017 field season.

A 2D seismic survey was completed by HiSeis (3D seismic imaging) in June 2018. This 2D acquisition program was designed to test whether seismic reflection was suitable for the Bornite deposit and to understand the logistics of any future 3D seismic survey over the project area. Two 6 km 2D seismic lines, a dip line and a strike line, were acquired with a total of 792 unique source locations to attempt to image hanging wall and footwall shears; other faults and shears; folding of stratigraphy; internal (within Bornite sequence) phyllite units; facies changes within the dolostones; and direct detection of massive sulphide mineralization; and any alteration associated with mineralization. Acquisition of this 2D dataset used 500 g seismic charges as a means of producing seismic energy. All seismic vibrations were measured on a “fully active” line of 1,189 geophone receivers which provided up to 6 km of offset on either side of the source using the Aries I seismic acquisition system. Supporting rock property data were acquired from drill core stored in Fairbanks, Alaska.

Mira Geosciences completed a 3D inversion model of the 100 m spaced ground gravity data that were collected over the Bornite deposit during the 2017 exploration season. Using geology to constrain the model, three areas of anomalously higher gravity were defined. Unfortunately, none of these intervals were properly tested in 2017 with two holes, those at Anomaly “B” and “C”, ending above the gravity anomalies. Two of the three identified anomalies from the 2017 inversion modelling changed in size and relative orientation with the updated geologic model. Anomaly B, which stretches to the northwest from hole RC17-0238 decreased in extent, likely the result of a thicker-than-previously-modelled Upper Reef carbonate section in RC17-0238. Anomaly C is much broader and less defined, indicating that it may be the result of underestimating the SG in the lithology model (incorrect interpretation). This anomaly remains untested with the failures of drill holes RC17-0242 and RC18-0245 and should be redrilled in the future. Anomaly A is relatively unchanged and remains coincident with the Iron Mountain structure. Holes RC18-0246, RC18-0249, and RC18-0250 tested the southwest edge of the anomaly where it joins the South Reef trend. Hole RC18-0250 suggests that mineralization wanes to the east, though this hole may have just missed mineralization controlled by the Iron Mountain structure. The northeast extent of this anomaly is still considered a viable exploration target.

South32 completed a QA/QC review, lithogeochemical-alteration assessment, and a vectoring/targeting exercise on downhole geochemical data on the Bornite deposit. The purpose of this exercise was to use downhole analyses to assess the geology, alteration, and mineralogy of the deposit to vector towards mineralization. The Bornite sequence can be classified into three geochemical groups including: 1) very low immobiles; 2) low immobiles; and 3) higher immobiles. The latter was then subdivided into five groups based on Al, Cr, and V concentrations. The “very low” and “low immobile” groups are predominately limestones and dolomites (including breccias), whereas increasing Al in “higher immobiles” represent the increasingly argillaceous/micaceous units (phyllites). High Al samples in the lower Bornite sequence can be discriminated from those in the upper sequence based on high Ni:Cu ratios. In the South Reef area, lithogeochemistry supported Trilogy Metals’ geologic model, identified the lower, central and upper Bornite sequence units and distinguished many of the logged phyllites from breccias. The results support Trilogy Metals’ interpretation that the Ruby Zone in the Lower Reef is hosted in units corresponding to the South Reef central sequence.

2019 Trilogy

In 2019, Trilogy Metals contracted Geotech Ltd. (Geotech) of Aurora, Ontario to complete VTEM Plus (versatile time domain electromagnetic) and ZTEM (z-axis tipper electromagnetic) airborne helicopter geophysical surveys over the Cosmos Hills and the Ambler VMS belt. Magnetics were measured using a cesium vapour sensor, while radiometrics was not collected due to snow cover.

The VTEM survey was flown along 200 m spaced lines oriented northwest-southeast over the entire Bornite carbonate sequence north of the Cosmos Arch (which hosts the Bornite deposit), with additional lines at 100 m spacing directly above the Bornite resource. A second set of perpendicular lines (southwest-northeast) were flown at 200 m spacing over just the general Bornite area. Tie lines at ~4,000 m spacing were flown perpendicular to the EM flight lines to provide control for the magnetic survey.

The VTEM results from the Bornite sequence are complex and appear to be mostly reflecting bedrock lithologies (the graphitic phyllites). The conductive plates that were modelled are generally coincident with the interpreted phyllite units, as are the apparent anomalies tested by holes RC19-0263 and RC19-0266.

2020 Ambler Metals

Trilogy Metals and South32 decided not to proceed with the 2020 exploration program due to the coronavirus (COVID-19) pandemic. The Bornite geologic model was updated using the 2019 drill program results. The Irish Centre for Research in Applied Geosciences initiated a machine-learning geochemical modelling project to help define the controls on high-grade copper mineralization.

2021 Ambler Metals

During the 2021 field season, the understanding of the Bornite deposit and the potential for additional deposits was advanced with a new interpretation of the carbonate sequence at Bornite and an improved structural understanding of the Cosmos Hills.  Dr. Elizabeth Turner, specialist in carbonate geology from Laurentian University, re-logged two fences/sections of drill holes, E-W and N-S, through the Bornite deposit, to identify, distinguish and correlate lithofacies within the Bornite sequence and to identify and distinguish different types/ages of dolomitization, including, if possible, their relation to mineralization.

Turner describes the Bornite sequence as a tectonized ”normal” carbonate slope deposit that consists of calcitic material (lime mud) derived from a nearby shallow-marine source area, interlayered with variable amounts of ”background” terrigenous mud (argillaceous proportion increases with distance downslope). The observed sequence includes massive lime mudstone, thin-bedded argillaceous lime mudstone, lime mudstone centimetrically interbedded with terrigenous mudstone, calcareous siltstone, and limestone-clast slope conglomerates. Brookian deformation strained these argillaceous limestone slope deposits to varying degrees producing phyllites and recrystallized, strained limestones/marbles.

Importantly, superimposed on the active limestone slope system is the local presence of dolostone-clast conglomerate. Dolostone clasts are equant and irregular; predominantly dolomudstone (locally with fossil fragments) and are likely derived from subaqueous horst blocks of pre-existing older dolostone and shed into the slope limestone system. The fault scarp(s) that shed dolostone clasts were probably part of a seafloor paleotopographic system that developed during regional extension and associated fault-mediated syn-depositional subsidence.

Also initiated in 2021 was structural mapping around Pardner Hill and Aurora Mountain by Dr. Jason Price. Initial results indicate: (1) Large carbonate bodies, such as Pardner Hill, Shield Mountain, and probably also Aurora Mountain, are fault klippen in allochthonous contact with the structurally subjacent Anirak schist; (2) Dolostone bodies are typically boudinaged forming metric to hectametric 3-D ellipsoids encased in ductilely deformed phyllites and, in some places, calc-mylonites (limestone protolith); (3) Top-South (to SSW) deformation at a number of outcrops in the Cosmos Hills suggest that this entire structural “block” may have been juxtaposed southward from the position of the Ambler Lowlands or, potentially, from off the top of the Ambler Highlands (Arctic area) during exhumation that was part of the Brookian orogeny; (4) the fault contact with the overlying Beaver Creek phyllite is likely a low-angle normal fault that cuts out of the Bornite deposit to the southeast where Beaver Creek is in structural contact with Anirak schist.

Bornite Project – Drilling

From 1957 to 2019, a total of 273 holes targeted the Bornite deposit during 24 different campaigns; 222 surface core holes and 51 underground core holes were drilled, totalling 106,406 m. All of the drill campaigns prior to 2011 were completed by Kennecott or its exploration subsidiary, BCMC, and the drill campaigns since 2011 were completed by NovaGold (2011), NovaCopper (2012 and 2013) or Trilogy.

In the summer of 2017, Trilogy Metals initiated eleven holes, but four were abandoned due to drilling problems. The seven remaining drill holes stepped-out to the north for distances between 250 m to 400 m from the previous drill holes; these were distances considered too far to support the estimation of mineral resources at that time.

From 1957 to 1976, Kennecott used drilling contractor Sprague and Henwood, a Pennsylvania-based drilling company. Kennecott’s 1997 program (three drill holes) was completed by Tonto Drilling Services, Inc. (a NANA-Dynatec company).

The 2011 through to 2013 NovaGold/Trilogy Metals programs used Boart Longyear Company as the drill contractor. The 2017 program used Tuuq drilling, a NANA company, who sub-contracted Major Drilling. The 2018 program used both Major and Tuuq as the primary drill contactors and the 2019 program used Major as the primary contractor.

In the initial years of drilling at Bornite, Kennecott relied on AX diameter core (1.1875 in or 30.2 mm diameter), but, as drilling migrated towards deeper targets, a change to BX diameter core (1.625 in or 41.3 mm diameter) was implemented to help limit deviation. From 1966 to 1967, drilling activity at Bornite moved underground and EX diameter core (0.845 in or 21.5 mm diameter) was implemented to define the Ruby Upper Reef zone “No.1 Ore Body”. In 1968, drilling activity moved back to the surface and from 1968 to 1972, BX diameter core was most commonly drilled. In later years, core size increased to NX (2.125 in or 54.0 mm diameter) and finally, in 2011, core size increased to NQ (1.874 in or 47.6 mm diameter) and HQ (2.5 in or 63.5 mm diameter). Over the years, progressively larger diameter drill rods have been used in an effort to minimize drill hole deviation.

There is only limited information with respect to the specific drill core handling procedures used by Kennecott during its tenure at the Bornite deposit. All of the drill data collected during the Kennecott drilling programs (1958 to 1997) were logged on paper drill logs, and copies were stored in the Kennecott office in Salt Lake City, Utah. Electronic, scanned copies of the paper logs, in PDF format, are held by Trilogy. Drill core was sawed or split in half with a splitter, half was submitted to various assay labs and the remainder was stored in the Kennecott core storage facility at the Bornite deposit. In 1995, Kennecott converted the drill assay data, geologic core logs and the down-hole collar survey data into an electronic format. In 2009, NovaGold geologists verified the geologic data from the original paper logs against the Kennecott electronic format and then merged the data into a MicrosoftTM SQL database. Sampling of drill core by Kennecott and BCMC focused primarily on the moderate to high grade mineralized zones. Intervals of visible sulphide mineralization containing roughly >0.5% to 1% Cu were selected for analysis by Union Assay Office Inc. of Salt Lake City, Utah. This approach left numerous intervals containing weak to moderate copper mineralization, un-sampled in the historical drill core. During the 2012 exploration program, we began sampling a portion of this remaining drill core in select holes in the South Reef area. Trilogy extended this sampling program to the Ruby Zone in 2013 and 2014.

Throughout our tenure at Bornite, the following core handling procedures have been implemented (including programs conducted by NovaGold and NovaCopper). Core is slung by helicopter, or transported by truck or ATV, from the drill rig to the core-logging facility. Upon delivery, geologists and geotechnicians open and inspect the core boxes for any irregularities. They first mark the location of each drilling block on the core box, and then convert footages on the blocks into metric equivalents. Geotechnicians or geologists measure the intervals (or “from/to”) for each box of core and include this information, together with the drill hole ID and box number, on a metal tag stapled to the end of each box. Geotechnicians then measure the core to calculate percent recovery and rock quality designation (“RQD”). RQD is the sum of the total length of all pieces of core in a run over 12 cm. The total length of core in each run is measured and compared to the corresponding run length to determine percent recovery. Core is then logged with lithology and visual alteration features captured on observed interval breaks. Mineralization data, including sulphide species and abundance (recorded as percent), and gangue and vein mineralogy are collected for each sample interval with an average interval of approximately 2 m. Structural data is collected as point data. Geologists then mark sample intervals to indicate each lithology or other geologically appropriate intervals. Sample intervals of core are typically between 1 m and 3 m in length but are not to exceed 3 m long. Occasionally, if warranted by the need for better resolution of geology or mineralization, smaller sample intervals have been used. Geologists staple sample tags on the core boxes at the start of each sample interval and mark the core itself with a wax pencil to designate sample intervals. This sampling approach is considered sound and appropriate for this style of mineralization and alteration. Drill core is digitally photographed prior to sampling. Drill core is cut in half using diamond core saws. Specific attention to core orientation is maintained during core sawing to ensure that representative samples are obtained. One-half of the core is retained in the core box for storage on site, or at our Fairbanks warehouse, and the other half is bagged and labeled for analysis. Samples are selected for specific gravity measurements.

In 2013 and 2014, 33 historical drill holes and 37 historical drill holes, respectively, in the Ruby Zone were re-logged, re-sampled and re-assayed as these holes had previously only been selectively sampled by Kennecott. Entire holes were re-logged using Trilogy protocols discussed above. Samples were submitted either as half-core, where previously sampled, or whole core where un-sampled (to ensure that a sufficient volume of material was provided for analysis). Sample intervals were matched to historical intervals whenever possible or selected to reflect Trilogy sampling procedures described above. The objectives of the re-assay/re-logging program were threefold: 1) to implement a QA/QC program on intervals previously sampled by Kennecott in order to confirm the validity of its results; 2) to identify additional lower grade (0.2%-0.5% Cu), which was not previously sampled; and 3) to provide additional multi-element ICP data to assist in the geologic interpretation of the deposit.

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

Once drill core was sawed in half, one half was retained for future reference and the other half was sent to ALS Minerals (formerly ALS Chemex) in Vancouver, BC for analyses. Core samples were shipped from the Bornite Camp when backhaul capacity was available on the chartered aircraft; this was generally five to six days a week. Rice bags, containing two to four individual poly-bagged core samples, were marked and labeled with the ALS Minerals address, project name (Bornite), drill hole number, bag number, and the enclosed sample numbers. Rice bags were secured with a pre-numbered plastic security tie, assembled into loads for transport by chartered flights on a commercial airline to Fairbanks, Alaska, and delivered directly to the ALS Minerals preparation facility by a contracted expeditor. Core samples were also inserted into these shipments at the rate of one standard, one blank and one duplicate per 17 core samples. Samples were logged into a tracking system on arrival at ALS Minerals, and weighed. Samples were then crushed, dried, and a 250 g split was pulverized to greater than 85% passing 75 μm.

Copper and cobalt data were derived using an additional 48-element suite assayed by inductively coupled plasma-mass (ICP-MS) and atomic emission spectroscopy (ICP-AES) methodologies, following a four-acid digestion. Over limit (>1.0%) copper and cobalt analyses were completed by atomic absorption (AA), following a four-acid digestion. In 2011 and 2012, gold assays were determined using fire analysis followed by an atomic absorption spectroscopy (AAS) finish. Gold was not analyzed in 2013 or 2014. The lower detection limit was 0.005 ppm Au; the upper limit was 10 ppm Au.

ALS Minerals has attained International Organization for Standardization (ISO) 9001:2000 registration. In addition, the ALS Minerals laboratory in Vancouver is accredited to ISO 17025 by Standards Council of Canada for a number of specific test procedures including fire assay of gold by AA, ICP and gravimetric finish, multi-element ICP and AA assays for silver, copper, lead and zinc. Trilogy has no relationship with any of the primary or check assay labs used on the Bornite Project.

In 2012, 2013, 2014, and 2017 through to 2019, Trilogy Metals staff performed continuous validation of the drill data during the logging process and after the field program was complete (West, 2013; Morris, 2014). Trilogy Metals also retained independent consultant Caroline Vallat, P.Geo. of GeoSpark Consulting Inc. (GeoSpark) to import digital drill data to the master database and conduct QA/QC checks upon import; conduct a QA/QC review of paired historical assays and Trilogy Metals 2012, 2013 and 2014 re-assays; monitor an independent check assay program for the 2012, 2013 and 2014 campaigns; and generate a QA/QC report for each of the drilling campaigns conducted in 2012, 2013, 2014, 2017, 2018 and 2019, including a 2017 review of the cobalt data.

Bornite Project - Mineral Resource Estimates

We have filed several previous NI 43-101 Technical Reports on the Bornite Project dated March 18, 2014, February 5, 2013, July 18, 2012, April 19, 2016 and July 20, 2018. The effective date of this resource is December 31, 2021. These discussions of underground and surface mining parameters are used solely for the purpose of testing the “reasonable prospects for economic extraction” and do not represent an attempt to estimate mineral reserves. No mineral reserves were calculated for the Bornite Project. These preliminary evaluations are used to assist with the preparation of a Mineral Resource Statement and to select appropriate reporting assumptions.

In the opinion of the QPs, the mineral resource evaluation reported herein is a sound representation of the copper and cobalt mineral resources for the Bornite Project at the current level of sampling. The mineral resources were estimated in conformity with generally accepted CIM Estimation of Mineral Resources and Mineral Reserves Best Practice Guidelines (November 2019) and are reported in accordance with the Canadian Securities Administrators’ NI 43-101. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted into a mineral reserve. The QPs audited the database used to estimate the Bornite Project mineral resource, and the QPs are of the opinion that the current drilling information is sufficiently reliable to confidently interpret the boundaries for copper and cobalt mineralization, and the assay data are sufficiently reliable to support mineral resource estimation.

In the summer of 2017, seven holes were drilled that tested the down-dip continuity of the northern part of the Bornite deposit. These drill holes successfully intersected the mineralized target horizon, but the spacing of these holes was considered too far apart to support the generation of additional mineral resource estimates at that time, and as a result, the estimate of copper mineral resources remained unchanged in the June 2018 report from those reported in the previous technical report dated April 2016, and the June 2018 technical report included an estimate of cobalt mineral resources.

In the summer of 2018, Trilogy Metals conducted a drilling program on the Bornite deposit that included the completion of 12 holes that infilled gaps in previous drilling in the northern, down-dip part of the deposit as well as in the central area between the Ruby Zone and South Reef area.

In the summer of 2019, another drilling program was conducted on the Property comprising eight holes that tested the continuity of the mineralization within the Bornite deposit and two holes that tested exploration targets located about 1 km south and southeast of the deposit.

From 2011 through 2017, Trilogy Metals implemented an expanded program of re-sampling and re-assaying for an extended suite of elements, including cobalt. Analyses of these additional elements were continued on samples collected during the 2018 and 2019 drilling programs, and once again, estimates of both copper and cobalt mineral resources are included in this report.

The Bornite Project database comprises a total of 273 diamond drill (core) holes totalling 106,406 m; 203 holes target the Ruby Zone to the west and 58 holes target the South Reef area to the east. The remaining 12 holes in the database are exploratory in nature and test for satellite mineralization proximal to the Bornite deposit or represent holes that encountered problems and were therefore abandoned. The database contains a total of 39,740 samples that were analyzed for copper content and 34,177 that were analyzed for cobalt content. Most holes drilled by Trilogy, plus a few select historical holes drilled by Kennecott, contain additional analyses for elements such as zinc, lead, gold, silver, and cobalt; at this time, only copper and cobalt show any significant economic potential, and the others were excluded from the estimation of mineral resources.

During the 2012, 2013 and 2014 field seasons, Trilogy collected samples from drill hole intervals that Kennecott never sampled. It is assumed that Kennecott did not sample these intervals because, visually, they did not exhibit the presence of high-grade copper mineralization (amenable to underground mining). In previous mineral resource estimates, these un-sampled intervals were assigned a default grade of 0% Cu. At this current stage, the majority of the core drilled by Kennecott has been sampled and analyzed for copper content. The sampling and assaying for cobalt is less extensive. Where assay data are not available, these intervals are assigned a zero grade for copper (0% Cu) when the host rocks are phyllite, or they left as “missing” when the host rocks are carbonates. No adjustments were made to intervals where cobalt grades are missing, and mineral resource estimates are estimated using the available sample data. Individual sample intervals range from 3 cm to 39.58 m long and average 2.09 m.

Drill hole spacing at the Ruby Zone varies from approximately 10 m to 20 m for underground holes and 50 m to 100 m or more for holes drilled from surface. All holes testing the South Reef area are collared from surface and typically intersect mineralization at approximately 100 m to 200 m spacing.

Specific gravity (SG) measurements were conducted on 7,476 samples in the database and range from a minimum of 2.12 to a maximum of 5.20 and average 2.89. The distribution of SG data is considered sufficient to support block model estimation.

Drill core recovery was recorded for approximately one half of the drill holes at the Ruby Zone and in essentially all of the South Reef drill holes. Overall, core recoveries are considered to be very good with an average of 86% for the Project. Only 8% of samples have recoveries ≤ 50%, and approximately 85% of samples have core recoveries ≥ 75%. There is no apparent correlation between copper grade and drill core recovery. There were no adjustments or omissions to the mineral resource database in response to drill core recoveries. Trilogy provided a topographic digital terrain surface derived from a 2010 PhotoSat 1 m resolution model. Drill hole collar locations, surveyed using a differential GPS, correlate very well with the local, digital terrain (topographic) surface.

The geologic model interpreted for the Bornite deposit consists primarily of a series of inter-bedded carbonate and phyllitic rocks that dip gently to the north and overlay a quartz-phyllite footwall. Copper and associated cobalt mineralization occurs primarily as massive, semi-massive, stringer, veinlet and disseminated accumulations of chalcopyrite, bornite and chalcocite in dolomitized portions of the sedimentary host rocks. Cobalt minerals such as carrolite and cobaltiferous pyrite tend to be associated with the copper mineralization. The geologic model comprises 18 individual phyllite domains and 16 separate carbonate domains plus a series of separate domains representing the hanging wall (Beaver Creek phyllite), the footwall (quartz-phyllite Anirak schist), and the overlying overburden. Some of the phyllite and carbonate units are continuous across the entire deposit area and others “pinch out” and are more localized.

The parts of the deposit with the highest grades occur within areas where semi-massive and massive sulphides are present. The density of drilling is insufficient in most areas to allow for the interpretation of these massive sulphide domains, and a probability shell approach is used to identify areas where higher grade mineralization is likely to occur.

Two probability shells were generated: one at a threshold of 2% Cu and another at a threshold of 0.2% Cu. The 2% Cu shell generally correlates with the presence of massive and semi-massive zones of bornite and chalcopyrite mineralization, and the 0.2% Cu shell correlates with the visual presence of chalcopyrite mineralization. Cobalt mineralization is strongly associated with both sets of copper mineralization. The higher grade shell occurs mainly in the South Reef area and is based primarily on visual observations of the distribution of sample data suggesting that a relatively continuous zone of higher grade copper mineralization occurs above a threshold grade of 2% Cu. Note: Approximately 90% of the sample data in the South Reef area is below 2% Cu and 10% of the data is greater than 2% Cu. A relatively small (>2%) copper probability shell is also generated in the Upper Reef area of the Ruby Zone.

Approximately one half of the samples in the carbonate domains have copper grades above the lower grade threshold of 0.2% copper. This limit roughly segregates areas of “mineralized” versus “unmineralized” (including cobalt) rocks and is still below the anticipated cut-off grade of the mineral resource, ensuring that sufficient internal dilution is retained in the mineral resource model. There are also areas where the phyllite domains contain appreciable copper or cobalt grades (above the 0.2% copper threshold), but these tend to be rare and localized occurrences.

Indicator values are assigned to 2 m composites at the grade thresholds described here, and indicator variograms are produced. Probability values are estimated in model blocks using ordinary kriging; the vertical range and locations are controlled dynamically using elevations relative to the trend planes described previously. A series of shells are generated at varying probability thresholds and are then compared to the distribution of the underlying sample data. The higher grade shell represents areas where there is greater than a 30% probability that the grade will be more than 2% Cu. The lower grade shell envelopes areas where there is a greater than 50% probability that the grade will exceed 0.2% Cu.

At this stage of project evaluation, copper is the main economic contributor at Bornite, and it can be assumed that cobalt will act as a secondary metal or byproduct. Therefore, reasonable prospects for eventual economic extraction only address the copper content in the deposit, and the available cobalt is reported based on a copper cut-off grade threshold. It is very rare that appreciable cobalt grades occur where there is no associated copper mineralization. The Bornite deposit comprises several zones of relatively continuous moderate- to high-grade copper mineralization that extends from surface to depths of more than 800 m below surface. The deposit is potentially amenable to a combination of open pit and underground extraction methods. The “reasonable prospects for eventual economic extraction” requirement was tested using a pit shell based on a series of technical and economic assumptions considered appropriate for a deposit of this type, scale and location.

A pit shell was generated in the area of the Ruby Zone that extends to a depth of approximately 500 m below surface and contains a total of 1.01 billion tonnes. As stated previously, it is assumed that extraction from the Bornite deposit is based on the copper content in the rocks and that cobalt would be a secondary contributor to the potential economic viability of the deposit. As a result, both copper and cobalt mineral resource estimates are defined based on a copper cut-off grade threshold. Mineral resource estimates are reported based at two cut-off grades: 0.5% Cu for material that is amenable to open pit extraction and 1.5% Cu for mineral resources that occur below the pit shell. The cut-off grade of mineral resources amenable to underground extraction is based on an underground mining cost of US$65/tonne. Mineral resources below the open pit shell are separated into two separate areas to highlight that the underground mineral resources in the South Reef area are much thicker and higher grade than those present in the area of the Ruby Zone.

Based on the drilling information to date, the South Reef underground resource occurs in a relatively continuous zone, measuring approximately 1,100 m north-south by 400 m east-west, that dips at about -25 degrees to the north and is located between 400 m and 1,000 m below surface. The true thickness of the underground mineral resource at South Reef is variable from 5 m to more than 40 m in some areas and averages about 15 m to 20 m thick. The underground resources at the Ruby Zone tend to be lower grade, narrower and more patchy or discontinuous in nature, with average true thicknesses typically ranging from 5 m to 10 m in most areas. Mineral resources located below the open pit shell exclude zones of mineralization that are above the base case cut-off grade of 1.5% Cu but are considered too small and/or isolated to be considered economically viable. The resulting continuity of grade and thickness of mineralization included in the estimate of mineral resources below the pit shell exhibits reasonable prospects of eventual economic extraction using underground mining methods such as a combination of longhole stoping and cut-and-fill mining.

Bornite Project - Mineral Resource Statement

Mineral Resources are classified in accordance with the CIM Definition Standards for Mineral Resources and Mineral Reserves (May 2014).

Table 10: Indicated Resource Estimate for the Bornite Project

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

Estimate of Copper Mineral Resources for the Bornite Project - Indicated

Class	Type/Area	Cut-off (Cu %)	Tonnes (million)	Average Grade Cu (%)	Contained Metal Cu (Mlbs)
Indicated	In-Pit(1)	0.5	41.7	1.04	955

1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. See “Risk Factors” and “Cautionary Note to United States Investors.”

2.	Mineral resources stated as contained within a pit shell developed using a metal price of US$3.50/lb Cu, mining costs of US$3/tonne, milling costs of US$11/tonne, G&A cost of US$5/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees. Underground mining cost is US$65/tonne.
3.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
4.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and con-tained metal content.
5.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.
6.	All amounts are stated in U.S. dollars unless otherwise noted.
7.	Mineral resources are reported on a 100% basis. Following the formation of Ambler Metals, Trilogy and South32 each own 50% of the Bornite Project.

Table 11: Inferred Resource Estimate for the Bornite Project

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

Estimate of Copper Mineral Resources – Inferred

Class	Type/Area	Cut-off (Cu %)	Tonnes (million)	Average Grade Cu (%)	Contained Metal Cu (Mlbs)
	In-Pit(1)	0.5	93.9	0.98	2034
Inferred	Below-Pit South Reef	1.5	35.3	3.39	2639
	Below-Pit Ruby Zone	1.5	15.0	1.98	653
	Total Inferred		144.1	1.68	5326

1.	These resource estimates have been prepared in accordance with NI 43-101 and the CIM Definition Standards. See “Risk Factors” and “Cautionary Note to United States Investors.”
2.	Mineral resources stated as contained within a pit shell developed using a metal price of US$3.50/lb Cu, mining costs of US$3/tonne, milling costs of US$11/tonne, G&A cost of US$5/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees. Underground mining cost is US$65/tonne.
3.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
4.	Rounding as required by reporting guidelines may result in apparent summation differences between tonnes, grade and con-tained metal content.
5.	Tonnage and grade measurements are in metric units. Contained copper are reported as imperial pounds.
6.	All amounts are stated in U.S. dollars unless otherwise noted.

7.	Mineral resources are reported on a 100% basis. Following the formation of Ambler Metals, Trilogy and South32 each own 50% of the Bornite Project.
8.	It is reasonably expected that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with additional exploration.

Estimate of Cobalt Mineral Resources – Inferred

Class	Type/Area	Cut-off (Cu %)	Tonnes (million)	Average Grade Co (%)	Contained Metal Co (Mlbs)
	In-Pit(1)	0.5	135.6	0.017	51
Inferred	Below-Pit South Reef	1.5	35.3	0.039	30
	Below-Pit Ruby Zone	1.5	15.0	0.021	7
	Total Inferred		185.8	0.021	88

1.	Mineral resources stated as contained within a pit shell developed using a metal price of US$3.50/lb Cu, mining costs of US$3/tonne, milling costs of US$11/tonne, G&A cost of US$5/tonne, 87% metallurgical recoveries and an average pit slope of 43 degrees. Underground mining cost is US$65/tonne.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.
3.	It is reasonably expected that the majority of Inferred mineral resources could be upgraded to Indicated mineral resources with additional exploration.
4.	Due to limited sample data, none of the cobalt mineral resource meets the confidence level for Indicated-class mineral resources. All cobalt mineral resources are considered to be in the Inferred category.
5.	Mineral resources are reported on a 100% basis. Following the formation of Ambler Metals, Trilogy and South32 each own 50% of the Bornite Project.

There are no known factors related to environmental, permitting, legal, title, taxation, socio-economic, marketing, or political issues which could materially affect the mineral resource.

Bornite Project – Metallurgy

Metallurgical test work to date indicates that the Bornite Project can be treated using standard grinding and flotation methods to produce copper concentrates. Initial testing indicates copper recoveries of approximately 87% resulting in concentrate grades of approximately 28% Cu with very low potential penalty elements. Further metallurgical test work is warranted to test these assumptions.

Bornite Project – Environmental Considerations

The Bornite Project area includes NANA’s Bornite and ANCSA lands, the Ruby Creek drainage (a tributary of the Shungnak River), the Shungnak River drainage, and portions of the Ambler Lowlands. Since 2008, baseline environmental data collection has occurred in the area including archaeology, aquatic life surveys, sediment sampling, wetlands mapping, surface water quality sampling, hydrology, meteorological monitoring, and subsistence. Additional baseline environmental data in NANA’s Bornite and ANCSA lands, Ruby Creek drainage, Shungnak River drainage, portions of the Ambler Lowlands, and downstream receiving environments will be required to support future mine design, development of an EIS, permitting, construction and operations.

Bornite Project – Mining Operations

The Bornite Project is not currently in production; for contemplated exploration or development activities see above.

Bornite Project – Exploration and Development Permitting

Development of the Bornite Project will require a significant number of permits and authorizations from state, federal, and regional organizations. Much of the groundwork to support a successful permitting effort must be conducted before permit applications are submitted so that issues can be identified and resolved, baseline data can be acquired, and regulators and stakeholders can become familiar with the proposed project. The comprehensive permitting process for the Bornite Project can be divided into three categories:

1.	Exploration state/regional permitting phase: required to obtain approval for drilling, camp operations, engineering, and environmental baseline studies.
2.	Pre-application phase: conducted in conjunction with engineering feasibility studies. This stage includes the collection of environmental baseline data and interaction with stakeholders and regulators to facilitate the development of a project that can be successfully permitted.
3.	The National Environmental Policy Act phase: formal agency review of the Federal and State requirements for public and agency participation to determine if and how the Bornite Project can be done in an acceptable manner.

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

Glossary of Technical Terms

The following technical terms defined in this section are used throughout this Form 10-K:

“2D” is two dimensional.

“3D” is three dimensional.

“AA” is atomic absorption.

“Ag” is the chemical symbol for silver.

“Ai” is abrasion index.

“Al” is the chemical symbol for aluminum.

“AMT” is audio-magnetotelluric.

“Au” is the chemical symbol for gold.

“BWi” is bond ball mill work index.

“C” is the chemical symbol for carbon.

“Ca” is the chemical symbol for calcium.

“CIM” is the Canadian Institute of Mining, Metallurgy and Petroleum.

“Co” is the chemical symbol for cobalt.

“CSAMT” is controlled-source audio-frequency magnetotelluric.

“Cu” is the chemical symbol for copper.

“CuEq” is copper equivalent.

"d/a" is days per annum.

“dilution” is waste, which is unavoidably mined with ore.

“dip” is the angle of inclination of a geological feature/rock from the horizontal.

“DIGHEM” is a proprietary geophysical survey system.

“DPG” is deep penetrating geochemistry.

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

“IP” is induced polarization.

“IRR” is internal rate of return.

“K” is the chemical symbol for potassium.

“km” is a kilometer.

“kWhr” is kilowatt hours.

“kV” is a kilovolt.

“LOM” is the life-of-mine.

“LiDAR” is light detection and ranging.

“μm” is a micron or mircrometer and is one millionth of a meter.

“m” is a meter.

“Ma” is million years.

“masl” is meters above sea level.

“Mg” is the chemical symbol for magnesium.

“ML/ARD” is metal leaching and acid rock drainage.

“mm” is a millimeter.

“Mm3” is million cubic meters.

“MS” is massive sulphide.

“Mt/a” is million tonnes per annum.

“MW” is million watts.

“NPV” is net present value.

“NSAMT” is natural source audio-magnetotelluric.

“NSR” is net smelter return

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

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank.  We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2021.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the TSX and the NYSE American under the symbol “TMQ”. As of February 11, 2022, there were 1,457 registered holders of our Common Shares.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During fiscal year 2021, neither Trilogy nor any affiliate of Trilogy repurchased Trilogy Common Shares.

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

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including (a) U.S. Holders that are tax-exempt organizations, qualified retirement plans, individual retirement accounts or other tax-deferred accounts; (b) U.S. Holders that are financial institutions, underwriters, insurance companies, real estate investment trusts or regulated investment companies or that are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (c) U.S. Holders that have a “functional currency” other than the U.S. dollar; (d) U.S. Holders that own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale or other arrangement involving more than one position; (e) U.S. Holders that acquired Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (f) U.S. Holders that hold Common Shares other than as a capital asset (generally property held for investment purposes) within the meaning of Section 1221 of the Code; (g) U.S. Holders that are required to accelerate the recognition of any item of gross income with respect to Common Shares as a result of such income being recognized on an applicable financial statement; (h) U.S. Holders that own, directly, indirectly or by attribution, 10% or more, by voting power or value, of the outstanding shares of the Company; (i) are partnerships and other pass-through entities (and investors in such partnerships and entities); (j) are U.S. expatriates or former long-term residents of the United States; or (k) are subject to taxing jurisdictions other than, or in addition to, the United States. U.S. Holders and others that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisors.

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

Tax Consequences Other than U.S. Federal Income Tax Consequences Not Addressed

This summary does not address the U.S. state and local, U.S. estate and gift, U.S. federal net investment income, U.S. alternative minimum tax, or foreign tax consequences to U.S. Holders relating to the acquisition, ownership, and disposition of Common Shares. Each U.S. Holder should consult its own tax advisor regarding the U.S. state and local, U.S. estate and gift, U.S. federal net investment income, U.S. federal alternative minimum tax and foreign tax consequences relating to the acquisition, ownership, and disposition of Common Shares.

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

PFIC Status of the Company

The Company generally will be a PFIC if, for a given tax year, (a) 75% or more of the gross income of the Company for such tax year is passive income or (b) 50% or more of the assets held by the Company either produce passive income or are held for the production of passive income, based on the fair market value of such assets. “Gross income” generally includes all revenues less the cost of goods sold plus income from investments and from incidental or outside operations or sources, and “passive income” includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all of a foreign corporation’s commodities are stock in trade or inventory, depreciable property used in a trade or business, or supplies regularly used or consumed in a trade or business, and certain other requirements are satisfied.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2015, 2016, 2017, 2020 and 2021. The Company believes it was a PFIC for the tax years ended November 30, 2018 and 2019 and may be a PFIC in future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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

The Company will make available to U.S. Holders, upon their written request, information as to its status as a PFIC, as reasonably determined by the Company, and will provide to a U.S. Holder all information and documentation that a U.S. Holder making a QEF Election with respect to the Company is required to obtain for U.S. federal income tax purposes in the event it is a PFIC. However, U.S. Holders should be aware that the Company can provide no assurances that it will provide any such information relating to any Subsidiary PFIC. Because the Company may own shares in one or more Subsidiary PFICs and may acquire shares in one or more Subsidiary PFICs in the future, they will continue to be subject to the rules discussed above with respect to the taxation of gains and excess distributions with respect to any Subsidiary PFIC for which the U.S. Holders do not obtain the required information to file a QEF Election. U.S. Holders should consult their own tax advisor regarding the availability of, and procedure for making, a QEF Election with respect to the Company and any Subsidiary PFIC.

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

NA

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “the Company”, “us” or “we”) is dated February 10, 2022 and provides an analysis of our audited financial results for the year ended November 30, 2021 compared to the year ended November 30, 2020. A discussion of our year ended November 30, 2020 compared to November 30, 2019 is contained in our report on Form 10-K for the year ended Novemebr 30, 2020.

The following information should be read in conjunction with our November 30, 2021 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Description of business

We are a base metals exploration company focused on the exploration and development of mineral properties, through our equity investee, in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”) were contributed into a 50/50 joint venture named Ambler Metals LLC (“Ambler Metals”) between Trilogy and South32 Limited (“South32”) on February 11, 2020 (see below). The projects contributed to Ambler Metals consist of: i) the Ambler lands which host the Arctic copper-zinc-lead-gold-silver project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which hosts the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets. The Company also conducts early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

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

Formation of joint venture

On February 11, 2020, Trilogy completed the formation of the 50/50 joint venture with South32. Trilogy contributed all its assets associated with the 172,675-hectare UKMP, including the Arctic and Bornite Projects, while South32 contributed a subscription price of US$145 million (the “Subscription Price”), resulting in each party owning a 50% interest in Ambler Metals. The Subscription Price will be used to advance the Arctic and Bornite Projects, along with exploration in the Ambler mining district. With Ambler Metals being well funded, with access to $145 million, Trilogy does not expect to fund programs and budgets to advance the UKMP until the Subscription Price is spent by Ambler Metals. To assist Ambler Metals during the initial set up phase, Trilogy was paying all of Ambler Metals’ invoices and being reimbursed pursuant to a services agreement (the “Services Agreement”) between Trilogy and Ambler Metals until the back office was fully transitioned to a new permanent team employed by the Joint Venture in fiscal 2021. The Services Agreement ended on December 31, 2020.

To ensure a successful startup of the Joint Venture, management from Trilogy and South32 took on interim management roles. Darryl Steane, South32’s Business Development Manager assumed the duties as Interim President of Ambler Metals; Elaine Sanders, Trilogy’s Chief Financial Officer assumed the duties as Interim Vice President Finance of Ambler Metals; and Robert (Bob) Jacko, Trilogy’s Senior Vice President Operations assumed the duties as Interim Vice President Operations of Ambler Metals.  Prior to the end of fiscal 2020, the permanent management team at Ambler Metals was hired and are all now based in Alaska.  The joint venture company is led by President and Chief Executive Officer, Ramzi Fawaz, Vice President Operations, Kevin Torpy and Vice President Finance, Rebecca Donald. In addition to the appointment of the leadership team at Ambler Metals, the Trilogy technical team was also transitioned over to the joint venture entity during fiscal 2020.

Ambler Metals is an independently operated company, jointly controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of November 30, 2021, totaled $160.1 million.

During the year ended November 31, 2020, Ambler Metals loaned $57.5 million back to South32 and retained $87.5 million of the $146 million contributed by South32. The loan has a 7-year maturity date. During fiscal 2021, Ambler Metals began to draw down on the loan with cash calls to South32 to fund their 50% share of the 2021 budget. The loan is secured by South32’s membership interest in Ambler Metals and guaranteed by South32 International Investment Holdings Pty Ltd.

Project activities

Upper Kobuk Mineral Projects

In a press release dated May 17, 2021, the Company announced that Ambler Metals had finalized the details of the 2021 exploration field program at the UKMP for the previously approved $27 million exploration budget. The budget was  100% funded by Ambler Metals and included 7,600 meters of infill and metallurgical drilling at the Arctic Project as well as 7,000 meters of exploration drilling within the Ambler VMS Belt. The exploration program was aligned with a strategy developed by the Company and South32 which prioritized the exploration budget within the UKMP. The strategy defined a program that advances the highest priority projects and exploration targets, both VMS and Carbonate-Hosted Copper (“CHC”), ranging from early-stage geophysical anomalies that were identified during the 2019 airborne Versatile Time Domain Electromagnetic (“VTEM”) survey to advanced VMS and CHC prospects with historical resources. The site camp opened on June 1, 2021 with the summer drill program completed on September 22, 2021.

Drilling productivity at the project was behind schedule during the 2021 field season due to adverse weather conditions in the district and challenges with the contractor staffing the drill rigs. As a result, a total of 7,325 meters of the originally planned drill program were completed. Despite the lower-than-expected drill productivity, all planned geotechnical drilling at the Arctic Project was completed and sufficient mineralized material was recovered to complete the planned metallurgical program.

Arctic Project

The 2021 field season plan for the Arctic Project focused on an additional 7,600 meters of drilling in order to extract additional material for metallurgical work and for the conversion of mineral resources into the measured category. The metallurgical program associated with this drilling was to support variability test work and pilot plant work. Technical activities at the Arctic Project commenced in early June with initial work focused on infill drilling to further improve the confidence of the Mineral Resources from the Indicated to Measured category. During the field season a total of 18 holes were completed at Arctic comprising 4,131 meters of core. All the core has been logged and sampled.

Regional Exploration Project

During the 2021 field season, two drill rigs were relocated from the Arctic Project to the Regional drilling program. Regional drilling was focused on near Arctic (“Arctic Hub”) exploration targets, with the goal of discovering nearby copper-rich satellite deposits within a 3-to-5-kilometer radius of the Arctic deposit. Drilling was completed at the Arctic East and Southeast Arctic targets before moving drills to investigate other targets within the UKMP, including Snow and the Ambler Lowlands. A total of 8 holes were completed totaling 3,194 meters.

In addition to the regional drill program, geologists also carried out regional geological mapping within the Ambler VMS belt. Traverses were completed along creeks within the Center of the Universe prospect, the DH prospect, and in Jackass Creek (between the DH and Cliff prospects), the Bud-Sunshine-West Dead Creek prospect cluster, Dead Creek, Pipe, and the Nora prospects.

Geochemical soil sampling is ongoing within the Cosmos Hills around Bornite and the Ambler VMS Belt. The goal of this program is to follow-up on previous anomalous geochemical results and to investigate geophysical anomalies that were identified during the 2019 airborne versatile time domain electromagnetic survey.

Arctic Mine Permitting

Arctic mine permitting preparation work was ongoing during fiscal 2021 for filing formal federal permitting documentation for the Arctic Project. An independent consulting company has completed a preparedness review of the draft permitting package for the Arctic Project and presented the results of this review to the technical teams of South32 and Trilogy. The review concluded that the Ambler Metals permitting strategy is sound and the permitting package can proceed with minor changes. Ambler Metals is now making the recommended changes to the permitting package and expects to file the permitting application, which expects to start the formal permitting process for the Arctic Project, with the United States Army Corps. of Engineers (“USACE”) in 2022. The Company expects the overall permitting process to take 24 to 30 months to be completed.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)

During the summer of 2020, the United States Bureau of Land Management ("BLM") issued the Joint Record of Decision ("JROD") for the AMDIAP. Lawsuits were filed shortly thereafter by a coalition of national and Alaska environmental non-government organizations in response to the BLM's issuance of the JROD for the Ambler Access Project.

On January 6, 2021, BLM, the National Park Service and AIDEA signed Right-of-Way agreements giving AIDEA the ability to cross federally owned and managed lands along the route for the Ambler Access Project approved in the JROD. The authorizing documents with the two agencies are the final federal permits required for the Ambler Access Project.

During the second quarter of 2021, AIDEA signed a land access agreement with Doyon Limited to conduct feasibility and permitting activities to advance the Ambler Access Project and in September 2021 AIDEA signed a land access agreement with NANA Regional Corporation, Inc. to conduct similar activities.

On October 27, 2021, the federal defendants were granted a 60-day stay with respect to each of the lawsuits. In its request for the stay, the DOJ stated that it was necessary to “accommodate review of this matter by officials within the United States Department of the Interior who have engaged in various discussions with multiple parties involving this matter and in government-to-government consultations with tribal entities”.

On February 7, 2022, the court granted a second request from the federal defendants for an extension to file their response to the plaintiff’s brief. Ambler Metals had opposed the extension request. The federal defendants are now required to file their response no later than February 22, 2022.

Development Funding Agreement regarding the Ambler Access Project with the Alaska Industrial Development and Export Authority

The 2021 field season for the Ambler Access Project consisted of cultural heritage work along the proposed 211-mile, east-west-running controlled industrial access road that would provide industrial access to the Ambler Mining District in Northwestern Alaska. The Alaska Industrial Development and Export Authority has prioritized cultural heritage work, aquatic habitat studies and geotechnical planning for this year’s and next year’s field seasons to progress the feasibility engineering and permitting work for the road. On August 9, 2021, the Governor of Alaska, Mike Dunleavy, visited the UKMP. During the visit, the Governor reiterated his strong support for the development of the Ambler Mining District and for the development of the Ambler Access Project. He also announced the formation of the Subsistence Advisory Committee Working Group which is to include Native stakeholders within the Northwest Arctic Borough and the Doyon Region who could be affected by the proposed road. This committee is being formed to develop the terms of reference for the formal Subsistence Advisory Committee that will provide guidance on subsistence and other matters for the design and operation of the road.

Early-stage exploration

During the year, the Company acquired, through staking, mineral claims located in Alaska, USA outside of the UKMP. During the 2021 field season, the Company executed a 10-day preliminary reconnaissance program of the claims to confirm government-mapped geology and to collect rock and stream sediment samples.

Outlook

On January 11, 2022, the Company announced the approval of the 2022 program and budget for Ambler Metals of approximately $28.5 million to advance the UKMP.  The budget is fully funded by Ambler Metals. The 2022 budget for Ambler Metals, approved by the owners, Trilogy and South32, will cover up to 10,000 meters of helicopter-supported diamond drilling that is expected to commence in early June. The meterage will be divided between resource development drilling at Arctic and scout drilling of both VMS targets in the Ambler Belt, with a focus on targets near Arctic, and Carbonate-Hosted Copper targets around Bornite and the Cosmos Hills. A greater effort on the ground to identify and evaluate new targets for drilling, including the use of ground and down-hole electro-magnetic (EM) surveys, is planned.

On February 7, 2022, the Company announced the approval of the 2022 program and budget for the Ambler Access Project of approximately $30.8 million of which $15.4 million will be funded by AIDEA and $15.4 million will be funded by Ambler Metals. During the 2022 field season, AIDEA will be carrying out additional work including, geotechnical investigations, right-of-way surveys, environmental studies, road and bridge engineering design work, and cultural resources work.

The Company has approved a 2022 cash budget for corporate activities of approximately $5.5 million (2021 - $5.3 million).  The corporate budget consists of personnel and related costs of $2.1 million (2021 - $2.0 million), professional fees of $0.9 million (2021 - $1.1 million), investor relations and marketing costs of $0.6 million ( 2021 - $0.6 million), office related costs of $0.5 million (2021 - $0.5 million), insurance costs of $0.5 million (2021 - $0.4 million), regulatory costs of $0.3 million (2021 - $0.3 million) and exploration activities of $0.15 million (2021 - Nil). The 2022 budget has increased slightly from the prior year due mainly to an increase in insurance costs, addition of exploration activities and foreign exchange impacts on Canadian dollar sourced amounts for personnel and office related costs. The Company’s management team is focused on the oversight of our investment in Ambler Metals and will closely work with Ambler Metals. The Company’s technical staff will work closely with South32’s technical team and Ambler Metals exploration staff to review opportunities on advancing its known deposits and look at potential new targets in the large land package that is held by Ambler Metals. A significant amount of uncertainty continues to exist with the Company’s annual renewal of its insurance policies and costs are currently unpredictable.  Insurance premiums may differ significantly from our budget.  The Company has sufficient cash on hand to fund its corporate activities including any increases in insurance premiums upon renewal.

Summary of results

	in thousands of dollars,
	except for per share amounts
	Year ended	Year ended
	November 30,	November 30,
	2021	2020
Selected expenses	$	$
Exploration expense	143	—
Mineral properties and feasibility study expenses	—	2,610
General and administrative	1,517	1,650
Investor relations	602	537
Professional fees	818	1,347
Salaries	2,007	1,411
Salaries – stock-based compensation	3,472	3,564
Gain on derecognition of assets contributed to joint venture	—	(175,770)
Share of loss on equity investment	13,082	2,855
Comprehensive earnings (loss) for the year	(21,660)	161,767
Basic earnings (loss) per common share	(0.15)	1.14
Diluted earnings (loss) per common share	(0.15)	1.12

For the year ended November 30, 2021, we reported a net loss of $21.7 million (or $0.15 basic and diluted loss per common share) compared to a net earnings of $161.8 million (or $1.14 basic earnings and $1.12 diluted earnings per common share) in fiscal 2020. The $183.4 million decrease in comprehensive earnings in the current year, when compared to fiscal 2020, is primarily due to the $175.8 million gain on the derecognition of assets contributed to the joint venture during fiscal 2020. This variance is offset by $2.6 million in mineral property and feasibility study expenses incurred in 2020 that were not incurred during 2021. Adding to the variances in 2021 were an increase of $10.2 million in our 50% share of the joint venture’s net operating loss and an increase of $0.6 million in salaries, offset by a decrease of $0.5 million in professional fees. Our share of loss on equity investment was higher versus the 2020 comparative due to project related drill program costs incurred by Ambler Metals during the 2021 field season. These costs were not incurred during the prior year as the 2020 field season had been cancelled due to the COVID-19 pandemic. The increase in salaries reflects the additions to the executive team during the third quarter of 2020. Professional fees were higher in 2020 due to one-time charges incurred for the implementation of new accounting standards and legal and accounting fees in relation to the formation of the joint venture. Additionally, the Company incurred exploration costs of $0.1 million for a preliminary reconnaissance program on new mineral claims that were staked outside of the UKMP during fiscal 2021.

Fourth quarter results

During the fourth quarter of 2021, we incurred a loss of $6.1 million compared to a loss of $3.2 million in the fourth quarter of 2020. The primary drivers for the difference were as follows: a) an increase of $3.2 million in our share of loss on equity investment as the current quarter results include project activity costs that Ambler Metals incurred for completing the 2021 drill program as well as pre-development costs for the Ambler Access Project for which there are no prior year fourth quarter comparatives; b) $0.1 million lower professional fees as the comparative includes additional legal fees for corporate matters and tax consulting fees; and c) $0.1 million lower stock-based compensation as the comparative includes a Restricted Share Unit (“RSU”) grant that vested during the fourth quarter of 2020. There were no RSUs granted during 2021.

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

	in thousands of dollars
	Year ended	Year ended
	November 30,	November 30,
	2021	2020
	$	$
Interest income	16	87
Services agreement income	22	929
Expenses	8,616	12,164
Comprehensive (loss) earnings for the year	(21,660)	161,767
Total assets	167,305	185,265
Total liabilities	1,266	1,454

Quarterly information

		in thousands of dollars,
		except per share amounts
	Q4 2021	Q3 2021	Q2 2021	Q1 2021	Q4 2020	Q3 2020	Q2 2020	Q1 2020
	11/30/21	08/31/21	05/31/21	02/28/21	11/30/20	08/31/20	05/31/20	02/29/20
	$	$	$	$	$	$	$	$
Interest and other income	2	4	5	5	5	8	12	62
Exploration expense	13	130	—	—	—	—	—	—
Mineral properties and feasibility study expenses	—	—	—	—	91	232	742	1,545
Share of loss on equity investment	4,190	6,072	1,700	1,120	1,022	1,094	561	178
Earnings (loss) for the period	(6,067)	(7,664)	(3,413)	(4,516)	(3,226)	(3,184)	(3,002)	171,179
Earnings (loss) per common share – basic	(0.05)	(0.05)	(0.02)	(0.03)	(0.04)	(0.02)	(0.02)	1.22
Earnings (loss) per common share – diluted	(0.05)	(0.05)	(0.02)	(0.03)	(0.01)	(0.01)	(0.02)	1.16

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, stock option vesting, and issuance of shares. Subsequent to the formation of the Joint Venture, project related costs may cause fluctuations in our quarterly results through our 50% share of the Joint Venture’s net operating loss.

For the third quarter of 2021, we reported a comprehensive loss of $7.7 million, which consisted of $1.6 million in operating expenses and $6.1 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the third quarter of 2020, we reported a comprehensive loss of $3.2 million which consisted of $2.1 million in operating expenses and $1.1 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the third quarter of 2020, our pro rata share of the joint venture’s operating loss is $5 million higher. The increase is due to the project drilling costs incurred during the 2021 field season. Ambler Metals did not incur these costs during the third quarter of 2020 due to the cancellation of the 2020 field season because of the COVID-19 pandemic. The $0.5 million decrease in operating expenses for the current period versus the comparative was primarily due to a decrease of $0.7 million in stock-based compensation, offset by a $0.2 million increase in salaries as in the current period, CEO compensation is salary-based verses stock based in the comparative third quarter of 2020.

For the second quarter of 2021, we reported a comprehensive loss of $3.4 million, which consisted of $1.7 million in operating expenses and $1.7 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the second quarter of 2020, we recognized a comprehensive loss of $3.0 million which consisted of $2.5 million in operating expenses and $0.6 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the second quarter of 2020, our pro rata share of the joint venture’s operating loss is $1.1 million higher for the second quarter of 2021. The increase is due to camp set up costs in relation to the 2021 field season. Ambler Metals did not incur these costs during the second quarter of 2020 due to the cancellation of the 2020 field season because of the COVID-19 pandemic. The $0.8 million decrease in operating expenses for the second second quarter versus the comparative was primarily due to the Arctic project feasibility study costs that were incurred by Trilogy during the second quarter of 2020 for which there are no comparatives for the same quarter in 2021.

For the first quarter of 2021, we reported a comprehensive loss of $4.5 million, which consists of $3.4 million in operating expenses and $1.1 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the first quarter of 2020, we recognized a gain of $176 million from the contribution of our Alaskan mineral properties to the joint venture for which there was no comparative in fiscal 2021. Other variances, when compared to the three-month period ended February 29, 2020, include our pro rata share of the joint venture’s operating loss, which is $0.9 million higher in the period and operating expenses, which are $1.1 million lower for the period. The decrease in the operating expenses is primarily due to the elimination of $1.5 million in mineral properties expenses as the mineral properties were contributed to the joint venture during the first quarter of 2020 and a cost savings of $0.4 million from professional fees, offset by an increase of $1.0 million in stock-based compensation.

Liquidity and capital resources

We expended $5.1 million on operating activities during the 2021 fiscal year compared with $8.3 million for operating activities for the same period in 2020. A majority of cash spent on operating activities during the prior fiscal year was expended on mineral property expenses, general and administrative expenses, salaries and professional fees. Ambler Metals  assumed responsibility for project funding upon formation of the Joint Venture on February 11, 2020. As a result, the majority of cash spent on operating activities during the 2021 fiscal year was expended on general and administrative expenses, salaries and professional fees.

At November 30, 2021, we had $6.3 million in cash and cash equivalents and working capital of $5.6 million. Management believes that the cash available is sufficient to meet its budgeted $5.5 million operating requirements for the next twelve months. The Company continues to manage its cash expenditures through its working capital. All project related costs are funded by the joint venture. Amber Metals is well funded to advance the UKMP with $61.2 million in cash and $55.4 million loan receivable from South32 as at November 30, 2021 and an operating budget of $28.5 million for fiscal 2022. Trilogy does not anticipate having to fund the activities of Ambler Metals until the initial contribution of $145 million is expended.

Future cash requirements may vary materially from current expectations due to a number of factors, including foreign exchange denominated office related costs and insurance renewal costs. The Company will need to raise additional funds to support its operations and administration expenses. Future sources of liquidity may include debt financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At February 11, 2022, we had 145,464,286 common shares issued and outstanding. At February 11, 2022, we had 12,242,150 stock options outstanding with a weighted-average exercise price of $1.98 and 1,438,186 Deferred Share Units (“DSUs”) and 257,267 Restricted Share Units (“RSUs”) outstanding. We continue to hold 11,927 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board. A total of 1,988 common shares will be issued upon redemption of the NovaGold DSUs. For additional information on NovaGold DSUs, please refer to note 9 in our November 30, 2021 audited consolidated financial statements. Upon the exercise of all the forgoing convertible securities, the Company would be required to issue an aggregate of 13,939,591 common shares.

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

(a)  Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2021 is limited to Canadian dollar balances consisting of cash of CDN$247,000, accounts receivable of CDN$23,000 and certain trade payables and accrued personnel costs CDN$946,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $53,000.

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

(d)  Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2021, a 1% change in interest rates would result in a change in net loss of $160, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

New accounting pronouncements

There were no new accounting pronouncements requiring management consideration during fiscal 2021.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our equity method investment in Ambler Metals LLC, income taxes and valuation of stock-based compensation.

Impairment of Investment in Ambler Metals LLC

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made in assessing the possibility of impairment. Factors that may be indicative of an impairment include a loss in the value of an investment that is not temporary. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, sustained losses by the investment, the absence of the ability to recover the carrying amount of the investment, significant changes in the legal, business or regulatory environment, significant adverse changes impacting the investee and internal reporting indicating the economic performance of an investment is, or will be, worse than expected.

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

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the US Exchange Act and the rules of Canadian Securities Administrators, as at November 30, 2021. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2021.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2021, the Company’s internal control over financial reporting was effective.

Risk factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 11, 2022 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

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

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the

Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 11, 2022, filed with the Canadian securities regulatory authorities and the SEC, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting is effective as of November 30, 2021.

/s/ Tony Giardini	/s/ Elaine Sanders

Tony Giardini	Elaine Sanders
President, Chief Executive Officer & Director	Vice President & Chief Financial Officer

February 10, 2022

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trilogy Metals Inc. and its subsidiaries (together, the Company) as of November 30, 2021 and 2020, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2021, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment indicators related to the Investment in Ambler Metals LLC

As described in Notes 2 and 4 to the consolidated financial statements, the Company has an investment in Ambler Metals LLC (“Ambler”) accounted for using the equity method of accounting. As of November 30, 2021, the carrying amount of the Company’s investment in Ambler was $160.1 million. Management assesses impairment indicators whenever changes in facts and circumstances indicate there is an other than temporary loss in value of the investment.

Management applies judgment in assessing whether facts and circumstances indicate an other than temporary loss in value has occurred that could give rise to the requirement to conduct an impairment test. Factors such as (i) sustained losses by the investment, (ii) an absence of the ability to recover the carrying amount of the investment, and (iii) deterioration of market conditions, are evaluated by management in determining whether there are any indicators of impairment.

The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators related to the investment in Ambler is a critical audit matter are that there was judgment by management when assessing whether indicators of impairment exist, specifically related to assessing: (i) an absence of the ability to recover the investment in Ambler, and (ii) a deterioration of market conditions. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate audit evidence relating to the judgements made by management in their assessment of indicators of impairment related to the investment in Ambler.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the reasonableness of management’s assessment of indicators of impairment related to the investment in Ambler, which included (i) evaluating whether there was an absence of the ability to recover the carrying amount of the investment by considering changes in Trilogy Metals market capitalization, and (ii) evaluating whether there was a deterioration of market conditions and assessing the completeness of facts and circumstances that could be considered as impairment indicators of the Investment in Ambler by performing an audit of the financial statements of Ambler as of November 30, 2021. Performing an audit of the financial statements of Ambler as of November 30, 2021 included (i) evaluating whether there were significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices (ii) evaluating whether there were significant adverse changes in legal factors with respect to mineral property title matters, and (iii) evaluating whether there was an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of  Ambler’s mineral properties.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 10, 2022

We have served as the Company's auditor since 2012.

Trilogy Metals Inc.

Consolidated Balance Sheets

As at November 30, 2021 and 2020

		in thousands of US dollars
	November 30, 2021	November 30, 2020
	$	$
Assets
Current assets
Cash and cash equivalents	6,308	11,125
Accounts receivable (note 3)	19	129
Deposits and prepaid amounts	285	184
	6,612	11,438

Investment in Ambler Metals LLC (note 4)	160,063	173,145
Fixed assets (note 5)	29	206
Mineral properties (note 6)	119	—
Right of use asset (note 8 (a))	482	476
	167,305	185,265
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 7)	852	888
Current portion of lease liability	179	158
	1,031	1,046

Long-term portion of lease liability (note 8 (b))	235	408
	1,266	1,454
Shareholders’ equity
Share capital (note 9) – unlimited common shares authorized, no par value Issued – 145,009,811 (2020 – 144,137,850)	180,820	179,746
Contributed surplus	122	122
Contributed surplus – options (note 9(a))	25,990	23,303
Contributed surplus – units (note 9(b))	1,712	1,585
Deficit	(42,605)	(20,945)
	166,039	183,811
	167,305	185,265

Commitments and contingencies (note 13)

Subsequent events (note 14)

(See accompanying notes to the consolidated financial statements)

/s/Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

For the Years Ended November 30

	in thousands of US dollars, except share and per share amounts
	2021	2020	2019
	$	$	$
Expenses
Amortization	21	91	211
Exploration expense	143	—	—
Feasibility study (note 6(d))	—	1,065	—
Foreign exchange loss (gain)	36	56	(19)
General and administrative	1,517	1,650	1,838
Investor relations	602	537	623
Mineral properties expense (note 6(d))	—	1,545	19,211
Professional fees	818	1,347	1,382
Salaries	2,007	1,411	1,314
Salaries – technical services (note 4(e))	—	898	—
Salaries – stock-based compensation	3,472	3,564	3,845
Total expenses	8,616	12,164	28,405
Other items
Share of loss on equity investment (note 4(b))	13,082	2,855	—
Interest and other income	(16)	(87)	(500)
Services agreement income (note 4(e))	(22)	(929)	—
Gain on derecognition of assets contributed to joint venture (note 4(a))	—	(175,770)	—
Comprehensive (loss) earnings for the year	(21,660)	161,767	(27,905)
Basic (loss) earnings per common share	(0.15)	1.14	(0.21)
Diluted (loss) earnings per common share	(0.15)	1.12	(0.21)
Basic weighted average number of common shares outstanding	144,428,926	141,464,877	135,225,349
Diluted weighted average number of common shares outstanding	144,428,926	144,604,750	135,225,349

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended November 30

in thousands of US dollars, except share amounts

					Contributed	Contributed		Total
				Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	Warrants	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$	$
Balance – 2018	131,585,612	164,069	2,253	122	19,076	1,489	(154,807)	32,202
Exercise of options	1,725,776	1,123	—	—	(915)	—	—	208
Exercise of warrants	6,521,740	12,166	(2,253)	—	—	—	—	9,913
Restricted share units	412,501	424	—	—	—	(424)	—	—
Deferred share units	182,132	189	—	—	—	(189)	—	—
Stock-based compensation	—	—	—	—	2,962	883	—	3,845
Loss for the year	—	—	—	—	—	—	(27,905)	(27,905)
Balance – 2019	140,427,761	177,971	—	122	21,123	1,759	(182,712)	18,263
Exercise of options	3,297,588	1,133	—	—	(916)	—	—	217
Exercise of warrants	—	—	—	—	—	—	—	—
Restricted share units	412,501	642	—	—	—	(642)	—	—
Deferred share units	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,096	468	—	3,564
Earnings for the year	—	—	—	—	—	—	161,767	161,767
Balance – 2020	144,137,850	179,746	—	122	23,303	1,585	(20,945)	183,811
Exercise of options	871,961	1,074	—	—	(658)	—	—	416
Stock-based compensation	—	—	—	—	3,345	127	—	3,472
Loss for the year	—	—	—	—	—	—	(21,660)	(21,660)
Balance – 2021	145,009,811	180,820	—	122	25,990	1,712	(42,605)	166,039

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

For the Years Ended November 30

	in thousands of US dollars
	2021	2020	2019
	$	$	$
Cash flows used in operating activities
(Loss) earnings for the year	(21,660)	161,767	(27,905)
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	21	91	211
Office lease accounting	(15)	(7)	—
Loss on working capital written-off upon joint venture formation	—	18	—
Gain on derecognition of assets (note 4(a))	—	(175,770)	—
Loss on equity investment in Ambler Metals LLC (note 4(b))	13,082	2,855	—
Unrealized foreign exchange loss	10	27	1
Stock-based compensation	3,472	3,564	3,845
Net change in non-cash working capital
Decrease (increase) in accounts receivable	110	135	(241)
Decrease (increase) in deposits and prepaid amounts	(101)	535	(100)
(Decrease) increase in accounts payable and accrued liabilities	(36)	(1,466)	697
	(5,117)	(8,251)	(23,492)
Cash flows from financing activities
Proceeds from exercise of options	416	217	208
Proceeds from exercise of warrants	—	—	9,913
	416	217	10,121
Cash flows from investing activities
Acquisition of plant & equipment	—	—	(645)
Mineral properties funding	—	—	10,200
Mineral claims	(119)	—	—
	(119)	—	9,555
Decrease in cash and cash equivalents	(4,820)	(8,034)	(3,816)
Effect of exchange rate on cash and cash equivalents	3	(15)	(1)
Cash and cash equivalents – beginning of year	11,125	19,174	22,991
Cash and cash equivalents – end of the year	6,308	11,125	19,174

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Notes to the Consolidated Financial Statements

1)    Nature of operations

Trilogy Metals Inc., (“Trilogy”, the “Company”, or “we”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties, through our equity investee (note 4), with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US” or “USA”). The Company also conducts early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

2)    Summary of significant accounting policies

Basis of presentation

These consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Trilogy and its wholly owned subsidiaries, NovaCopper US Inc. (dba “Trilogy Metals US”) and 995 Exploration Inc. All intercompany transactions are eliminated on consolidation. For variable interest entities (“VIEs”) where Trilogy is not the primary beneficiary, we use the equity method of accounting.

All figures are in United States dollars unless otherwise noted. References to CDN$ refer to amounts in Canadian dollars.

These financial statements were approved by the Company’s Board of Directors for issue on February 10, 2022.

Cash and cash equivalents

Cash and cash equivalents had been comprised of highly liquid investments maturing less than 90 days from date of initial investment.

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in the Ambler Metals project. We identified Ambler Metals LLC (“Ambler Metals”) as a VIE as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its investment in Ambler Metals.

Ambler Metals is a non-publicly traded equity investee holding exploration and development projects. Investments in unconsolidated entities accounted for under the equity method are assessed for impairment whenever changes in the facts and circumstances indicate an other than temporary loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment may be based upon the valuation of cohort companies with similar projects or the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and observed market earnings multiples of comparable companies. Judgement is applied in evaluating indicators of impairment. Events that could indicate impairment of an investment in affiliates include sustained losses by the investment, the absence of the ability to recover the carrying amount of the investment, or a deterioration of market conditions, among others.

Fixed assets

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

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. Mineral property exploration expenditures is expensed when incurred. When it has been established that a mineral deposit is commercially mineable, an economic analysis has been completed and permits are obtained, the costs subsequently incurred to develop a mine on the property prior to the start of mining operations are capitalized. Capitalized costs will be amortized following commencement of production using the unit of production method over the estimated life of proven and probable reserves.

The acquisition of title to mineral properties is a complicated and uncertain process. The Company has taken steps, in accordance with industry standards, to verify the title to mineral properties. Although the Company has made efforts to ensure that legal titles to its mining assets are properly recorded through the Joint Venture, there can be no assurance that such title will be secured indefinitely.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as ROU assets and short-term and long-term lease liabilities, as applicable. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company typically only includes an initial lease term in its assessment of a lease arrangement. It also considers termination options and factors those into the determination of lease payments. Options to renew a lease are not included in the assessment unless there is reasonable certainty that the Company will renew.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Income taxes

The liability method of accounting for income taxes is used and is based on differences between the accounting and tax basis of assets and liabilities. Deferred income tax assets and liabilities are recognized for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes using enacted income tax rates expected to be in effect for the period in which the differences are expected to reverse. Deferred income tax assets are evaluated and, if realization is not considered more likely than not, a valuation allowance is provided.

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

Stock-based compensation

Compensation expense for options granted to employees, directors and certain service providers is determined based on estimated fair values of the options at the time of grant using the Black-Scholes option pricing model, which takes into account, as of the grant date, the fair market value of the shares, expected volatility, expected dividend yield, the risk-free interest rate, and the expected life of the option. The compensation cost is recognized using the graded attribution method over the vesting period of the respective options. The expense relating to the fair value of stock options is included in expenses, net of forfeitures and is credited to contributed surplus. Shares are issued from treasury in settlement of options exercised.

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

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant judgments include the assessment of potential indicators of impairment of mineral properties and investments in affiliates. Significant estimates include the measurement of the South32 property acquisition option and subsequent equity method investment, income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

3)    Accounts receivable

	in thousands of dollars
	November 30, 2021	November 30, 2020
	$	$
GST input tax credits	19	15
Ambler Metals	—	114
Accounts receivable	19	129

The balance due from Ambler Metals for the prior year (see note 4 below) consisted of services rendered by Trilogy and reimbursements for invoices paid by Trilogy on behalf of Ambler Metals pursuant to a service agreement.

4)    Investment in Ambler Metals LLC

(a)	Formation of Ambler Metals LLC

On February 11, 2020, the Company completed the formation of a 50/50 joint venture named Ambler Metals with South32 Limited (“South32”). As part of the formation of the joint venture, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite Projects, while South32 contributed $145 million, resulting in each party’s subsidiaries directly owning a 50% interest in Ambler Metals. To assist Ambler Metals during the initial set up phase, Trilogy paid all of Ambler Metals’ invoices and was being reimbursed pursuant to a services agreement (the “Services Agreement”) between Trilogy and Ambler Metals until the back office transitioned to a new permanent team employed by the joint venture. The Services Agreement ended on December 31, 2020.

Ambler Metals is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which totaled $160.1 million at November 30, 2021. The following table summarizes the gain on derecognition of the UKMP assets upon transfer to the Ambler Metals joint venture on February 11, 2020.

in thousands of dollars
$
Fair value ascribed to Ambler Metals LLC interest	176,000
Less: carrying value of contributed /eliminated assets
Mineral properties	(30,631)
Property, plant and equipment located in Alaska	(618)
Elimination of Fairbanks warehouse right of use asset	(93)
Elimination of prepaid State of Alaska mining claim fees	(303)
Add:
Reimbursement of claims staking	44
Demobilization costs of drills	278
Cancellation of Fairbanks warehouse lease liability	93
Fair value of mineral properties purchase option	31,000
Gain on derecognition	175,770

(b)	Carrying value of investment in Ambler Metals

During the year ended November 30, 2021, Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals' net loss of $26.2 million for the year ended November 30, 2021 ( 2020 - $5.7 million). The carrying value of Trilogy’s 50% investment in Ambler Metals as at November 30, 2021 is summarized on the following table.

in thousands of dollars
$
February 11, 2020, fair value ascribed to Ambler Metals interest	176,000
Share of loss on equity investment from February 11, 2020 to November 30, 2020	(2,855)
November 30, 2020, investment in Ambler Metals	173,145
Share of loss on equity investment for the year ending November 30, 2021	(13,082)
November 30, 2021, investment in Ambler Metals	160,063

(c)	The following table summarizes Ambler Metals’ Balance Sheet as at November 30, 2021.

	in thousands of dollars
	November 30, 2021	November 30, 2020
	$	$
Total assets	149,374	171,991
Cash	61,205	81,673
Loan receivable from South32 (current and long-term)	55,355	58,478
Mineral properties	30,757	30,705
Total liabilities	(5,043)	(1,496)
Accounts payable and accrued liabilities	(4,148)	(1,445)
Members' equity (Total assets less Total liabilities)	144,331	170,495

(d)

The following table summarizes Ambler Metals’ net loss for the year ended November 30, 2021 and from the formation of the joint venture on February 11, 2020 to the end of the reporting period on November 30, 2020. For the prior year comparative, $0.3 million has been reclassed from general and administrative expense to mineral properties expense in order to reflect the current year presentation.

	in thousands of dollars
	Year ended	February 11, 2020 to
	November 30, 2021	November 30, 2020
	$	$
Depreciation	77	95
Corporate salaries and wages	2,421	614
General and administrative	756	653
Lease expense	276	48
Mineral property expense	22,639	3,488
Professional fees	1,047	1,990
Foreign exchange (gain)/loss	6	3
Interest income	(1,058)	(1,180)
Comprehensive loss	26,164	5,711

(e)	Related party transactions - services agreement income

During the fiscal year, the Company charged approximately $22,000 (2020 - $0.9 million) of expenses related to technical services, including geological, engineering, environmental and human resources and accounting services in connection with the Services Agreement. In addition, the Company received payments of  approximately $4,000 (2020 - $2.8 million) related to operating expenses paid on behalf of Ambler Metals for the year ended November 30, 2021.

5)    Fixed assets

	in thousands of dollars
	British Columbia, Canada			Alaska, USA
	Furniture and equipment	Leasehold improvements	Computer hardware and software	Machinery and equipment	Computer hardware and software	Total
Cost	$	$	$	$	$	$
November 30, 2019	63	53	115	3,667	4	3,902
ASC 842 adoption	—	200	—	—	—	200
Assets derecognized (note 4(a))	—	—	—	(3,667)	(4)	(3,671)
November 30, 2020	63	253	115	—	—	431
ROU asset reclass	—	(200)	—	—	—	(200)
November 30, 2021	63	53	115	—	—	231

Accumulated amortization
November 30, 2019	29	18	111	3,026	3	3,187
Depreciation	13	51	3	23	1	91
Assets derecognized (note 4(a))	—	—	—	(3,049)	(4)	(3,053)
November 30, 2020	42	69	114	—	—	225
ROU asset reclass	—	(44)	—	—	—	(44)
Depreciation	14	6	1	—	—	21
November 30, 2021	56	31	115	—	—	202

Net Book Value
November 30, 2020	21	184	1	—	—	206
November 30, 2021	7	22	—	—	—	29

6)    Mineral properties and development costs

			in thousands of dollars
	November 30, 2020	Acquisition costs	November 30, 2021
	$	$	$
Alaska, USA
West Kobuk	—	58	58
East Ambler	—	61	61
	—	119	119

			in thousands of dollars
		Assets
		derecognized
	November 30, 2019	note 4(a)	November 30, 2020
	$	$	$
Alaska, USA
Ambler (a)	26,631	(26,631)	—
Bornite (b)	4,000	(4,000)	—
	30,631	(30,631)	—

(a)	Ambler

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

The following table summarizes mineral properties expense for the UKMP, Alaska, USA for the years ended November 30, 2021, 2020 and 2019, and includes expenditures funded by South32 up to the formation of the Joint Venture on February 11, 2020, as applicable.

		In thousands of dollars
	2021	2020	2019
	$	$	$
Alaska, USA
Community	—	137	596
Drilling	—	—	5,194
Engineering	—	723	2,410
Environmental	—	99	611
Geochemistry and geophysics	—	12	1,259
Land and permitting	—	134	744
Project support	—	249	4,652
Other income	—	—	(13)
Wages and benefits	—	191	3,758
	—	1,545	19,211

Mineral property expenses consisted of direct drilling, personnel, community, resource reporting and other exploration expenses as outlined above, as well as indirect project support expenses such as fixed wing charters, helicopter support, fuel, and other camp operation costs. Other than the feasibility costs related to the Arctic project funded directly by the Company, no additional mineral properties expenses were incurred subsequent to the formation of the joint venture, as on February 11, 2020, upon the formation of the Joint Venture with South32, all mineral properties previously held by the Company were contributed to Ambler Metals.

The Company funded the Arctic Project feasibility study costs of $1.1 million since the formation of the Joint Venture on February 11, 2020. Prior to the formation of the Joint Venture, the Company had also incurred $0.7 million in Arctic Project feasibility costs that are included in the mineral properties expense balance of $1.5 million for the year ended November 30, 2020.

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

7)    Accounts payable and accrued liabilities

		in thousands of dollars
	November 30, 2021	November 30, 2020
	$	$
Trade accounts payable	205	226
Accrued liabilities	105	198
Accrued salaries and vacation	542	464
Accounts payable and accrued liabilities	852	888

8)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
ASC transition as at December 1, 2019	681
Net amortization	(112)
Derecognition of Fairbanks warehouse lease	(93)
Balance as at November 30, 2020	476
Net amortization	(150)
Previously classified in fixed assets	156
Balance as at November 30, 2021	482

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

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Year ended	Year ended
	November 30, 2021	November 30, 2020
	$	$
Operating lease costs	187	162
Variable lease costs	122	131
Total lease expense	309	293

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of November 30, 2021, the remaining lease term was 2.5 years and the discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the year ended November 30, 2021 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $201,783.

During the year ended November 30, 2020, no cash was paid upon termination of a lease for office and warehouse space and reassignment to Ambler Metals that resulted in the derecognition of the right-of-use asset of $92,974 and the operating lease liability of $93,006.

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2021 are as follows:

in thousands of dollars
November 30, 2021
Fiscal year	$
2022	204
2023	210
2024	35
Total undiscounted lease payments	449
Effect of discounting	(35)
Present value of lease payments recognized as lease liability	414

9)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2019	140,427,761	177,971
Exercise of options	3,297,588	1,133
Restricted Share Units	412,501	642
November 30, 2020	144,137,850	179,746
Exercise of options	871,961	1,074
November 30, 2021, issued and outstanding	145,009,811	180,820

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”), once vested, on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of November 30, 2021, a total of  11,927 NovaGold DSUs remain outstanding representing a right to receive 1,988 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

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

During the year ended November 30, 2021, a total of 3,374,150 options (2020 – 4,445,000 options, 2019 – 3,077,500) at a weighted-average exercise price of CDN$2.52 (2020 - CDN$2.79, 2019 – CDN$2.86) were granted to employees, service providers and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The weighted-average fair value attributable to options granted in 2021 was $0.84 (2020 - $0.90, 2019 - $1.03).

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the period are as provided below.

November 30, 2021
Risk-free interest rates	0.31%
Exercise price	1.98
Expected life	3 years
Expected volatility	64.4%
Expected dividends	Nil

The Company recognized a stock option expense of $3.3 million for the year ended November 30, 2021 (2020 - $3.1 million; 2019 - $2.9 million), net of forfeitures.

As of November 30, 2021, there were 2,526,338 non-vested options outstanding with a weighted average exercise price of $2.06. The non-vested stock option expense not yet recognized was $0.5 million. This expense is expected to be recognized over the next two years. The exercise prices have been converted to US dollars based on the November 30, 2021 closing foreign exchange rate of CAD$1.00 = US$0.7817.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

	November 30, 2021
		Weighted average
		exercise price
	Number of options	$
Balance – beginning of the year	8,647,500	1.87
Granted	3,374,150	1.97
Exercised	(1,330,326)	1.14
Cancelled	(140,666)	2.38
Forfeited	(11,334)	2.09
Balance – end of the year	10,539,324	1.99

The following table summarizes information about the stock options outstanding at November 30, 2021.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price	options	to expiry	$	options	$	options
$0.55 to $1.00	876,674	0.95	0.78	876,674	0.78	—
$1.01 to $1.50	75,000	1.06	1.15	75,000	1.15	—
$1.51 to $2.00	4,265,150	3.78	1.95	2,775,483	1.93	1,489,667
$2.01 to $2.50	5,285,000	2.98	2.23	4,248,329	2.24	1,036,671
$2.51 to $2.67	37,500	2.47	2.67	37,500	2.67	—
	10,539,324	3.12	1.99	8,012,986	1.97	2,526,338

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2021 was $0.8 million (2020 - $2.4 million, 2019 - $7.2 million) and the aggregate intrinsic value of exercised options for the year ended November 30, 2021 was $1.4 million (2020 - $2.6 million, 2019 - $2.6 million).

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

There were no RSUs granted during the fiscal year ended November 30, 2021. Directors were granted 58,925 DSUs throughout the year ended November 30, 2021 ( 2020 – 83,775, 2019 – 137,514) based on their election to receive 50% of their annual retainer in DSUs.

A summary of the Company’s DSU Plan and changes during the year ended November 30, 2021 is as follows:

Number of DSUs
Balance – beginning of the year	1,218,520
Granted	58,925
Balance – end of the year	1,277,445

For the year ended November 30, 2021, Trilogy recognized a stock-based compensation expense of $0.1 million (2020 - $0.5 million, 2019 - $0.9 million).

(c)Share purchase warrants

During the year ended November 30, 2019, all the outstanding warrants were exercised in advance of the July 2, 2019 expiry date.  As a result of the warrants exercised, the Company issued a total of 6,521,740 common shares and received cash proceeds of approximately $9.9 million. The Company had no warrants outstanding as at November 30, 2021.

10)    Management of capital risk

The Company relies upon management to manage capital in order to accomplish the objectives of safeguarding the Company’s ability to continue as a going concern in order to pursue the development of our main mineral properties, at the UKMP, through our equity investee (note 4) and maintain a capital structure which optimizes the costs of capital at an acceptable risk. The Company’s current capital consists of equity funding through capital markets.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2021 is limited to the Canadian dollar balances consisting of cash of CDN$247,000, accounts receivable of CDN$23,000 and certain trade payables and accrued personnel costs CDN$946,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $53,000.

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

Contractually obligated cash flow requirements as at November 30, 2021 are as follows.

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	852	852	—	—	—
Office lease	449	204	245	—	—
	1,301	1,056	245	—	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at November 30, 2021, a 1% change in interest rates would result in a change in net loss of approximately $160, assuming all other variables remain constant.

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

The Company did not have any financial assets and liabilities that were measured and recognized at fair value as at November 30, 2021.

12)    Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

			in thousands of dollars
	November 30, 2021	November 30, 2020	November 30, 2019
	$	$	$
Combined federal and provincial statutory tax rate	27.00%	27.00%	27.00%
Income tax (recovery) at statutory rate	(5,848)	43,677	(7,534)
Difference in foreign tax rates	(194)	2,424	(281)
Impact of change in tax rate	—	—	—
Effect of foreign exchange changes	—	(4)	—
Non-deductible expenditures	937	1,009	4,061
Income from option payments applied as proceeds of sale	—	(8,812)	—
Return to provision adjustments	116	(6)	193
Impact of new lease accounting rules (ASC 842 adoption)	—	(28)	—
Expiry of Losses	—	—	277
Change in valuation allowance	4,989	(38,260)	3,284
Income tax recovery (expense)	—	—	—

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2021 and 2020 are as follows:

		in thousands of dollars
	November 30, 2021	November 30, 2020
	$	$
Deferred income tax assets
Non-capital losses	54,502	51,250
Mineral property interest	447	—
Deferred interest	6,251	6,251
Property, plant and equipment	82	88
Lease liability	112	153
Share issuance costs	103	267
Capital Loss	—	—
Investments	—	—
Other deductible temporary differences	197	223
Total deferred tax assets	61,694	58,232
Valuation allowance	(34,249)	(29,259)
Net deferred income tax assets	27,445	28,973
Deferred income tax liabilities
Investment in Ambler Metals LLC	(27,315)	(28,844)
Right of use asset	(130)	(129)
Other taxable temporary differences	—	—
Deferred income tax liabilities	(27,445)	(28,973)
Net deferred income tax assets	—	—

The Company has loss carry-forwards of approximately $194 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

		in thousands of dollars
	Non-capital losses	Operating losses
	Canada	United States
	$	$
2022	—	366
2023	—	960
2024	—	569
2025	—	1,530
Thereafter	51,808	139,099
	51,808	142,524

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

Furthermore, tax reform provisions under Section 172 allow federal net operating losses arising in tax years subsequent to December 31, 2017 to be carried forward indefinitely. As at November 30, 2021 the Company has approximately $21 million in operating losses that can be carried forward indefinitely.

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

14)    Subsequent events

On December 9, 2021 directors were granted 350,000 stock options and 144,200 DSUs, all vesting immediately. Employees and service providers were granted 1,734,500 stock options, of which 578,166 options vested immediately, with the remainder vesting equally on the first anniversary of the grant date and the second anniversary of the grant date. Employees were also granted 648,600 RSUs, of which 391,332 units vested on the grant date. The remaining 257,268 units vest equally on the first anniversary of the grant date and the second anniversary of the grant date.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administrators, as at November 30, 2021. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2021.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2021, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2022 Proxy Statement regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” and “Information Concerning the Board of Directors and Executive Officers” is incorporated by reference in this section. The information under the heading “Executive Officers of Trilogy” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. The information in our 2022 Proxy Statement regarding our Code of Business Conduct and Ethics under the subheading “Ethical Business Conduct” under “Statement of Corporate Governance Practices” is also incorporated by reference in this section. Finally, the information in our 2022 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information appearing in our 2022 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Statement of Executive Compensation”, and “Director Compensation” is incorporated by reference in this section.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2022 Proxy Statement under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” (which is also contained in this report in Part II, Item 5) and the information under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of November 30, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,816,769	$1.92	9,934,703
Equity compensation plans not approved by security holders	—	—	—
Total	11,816,769	$1.92	9,934,703

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2022 Proxy Statement under the heading “Independence of Directors” under the heading “Information Concerning the Board of Directors and Executive Officers” and under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2022 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

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

10.13	Equity Incentive Plan for Ambler Metals LLC Officers and Employees (incorporated by reference to the Revised Appendix D to the Company’s proxy statement filed April 30, 2021)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Richard Gosse

23.3	Consent of Bruce M. Davis

23.4	Consent of SIM Geological Inc.

23.5	Consent of International Metallurgical & Environmental Inc.

23.6	Consent of Ausenco Engineering Canada Inc.

23.7	Consent of Wood Canada Limited

23.8	Consent of SRK Consulting (Canada) Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following materials from Trilogy Metals Inc.’s Annual Report on Form 10-K for the year ended November 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(c)Financial Statement Schedules

Schedule A – The Financial Statement of Ambler Metals LLC as of November 30, 2021.

Schedule A

Report of Independent Registered Public Accounting Firm

To the Board of Ambler Metals LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ambler Metals LLC (the Company) as of November 30, 2021 and 2020, and the related statements of loss and comprehensive loss, changes in members’ equity and cash flows for the year ended November 30, 2021 and for the period from February 11, 2020 to November 30, 2020, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for the year ended November 30, 2021 and for the period from February 11, 2020 to November 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment indicators of mineral properties

As described in Notes 2 and 5 to the financial statements, management assesses the possibility of impairment in the carrying value of mineral properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable (impairment indicators). The carrying value of the Company’s mineral properties was $30.8 million as of November 30, 2021. Management applies judgment to assess whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, giving rise to the requirement to conduct an impairment test. Events or changes in circumstances that could trigger an impairment test include (i) significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices, or significant adverse changes in legal factors, (ii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the mineral properties, and (iii) significant decreases in the market prices of the mineral properties.

The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators of mineral properties is a critical audit matter are that there was judgment by management when assessing whether there were impairment indicators related to the Company’s mineral properties, specifically in regards to assessing whether there were: (i) significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices, or significant adverse changes in legal factors, (ii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the mineral properties, and (iii) significant decreases in the market prices of the mineral properties. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate audit evidence relating to the judgment made by management in their assessment of impairment indicators that could give rise to the requirement to conduct an impairment test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) evaluating whether there were significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices by considering external market and industry data, (ii) evaluating whether there were significant adverse changes in legal factors with respect to title matters by obtaining on a sample basis evidence to support the rights to the mineral properties, (iii) evaluating whether there were significant decreases in the market prices of the mineral properties by considering prolonged declines in Trilogy Metals Inc.’s share price, and (iv) evaluating whether there was an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the mineral properties, or other factors that may indicate that the carrying values of the mineral properties may not be recoverable, through consideration of evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada February 10, 2022

We have served as the Company's auditor since 2020.

Ambler Metals LLC

Balance Sheet

As of November 30, 2021 and 2020

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Loss and Comprehensive Loss

For the Years Ended November 30

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Changes in Members’ Equity

For the Years Ended November 30

Ambler Metals LLC

Statement of Cash Flows

For the Years Ended November 30

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

On February 11, 2020, pursuant to a contribution agreement among Trilogy, South32 and the Company (the “Contribution Agreement”), Trilogy contributed to the Company substantially all of Trilogy’s assets associated with the Upper Kobuk Mineral Projects ("UKMP") located in northwest Alaska in exchange for a 50% membership interest in the Company. Simultaneously, South32 contributed $145 million cash in exchange for a 50% membership interest in the Company.

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

Following the formation of the Joint Venture, on March 17, 2020 the Company loaned South32 $57.5 million secured by South32’s membership interest in Ambler Metals and guaranteed by South32 International Investment Holdings Pty Ltd.,

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

a wholly owned subsidiary of South32. The loan has a 7-year maturity date and is recorded at amortized cost.  The loan repayment terms were such that quarterly payments became due from South32 in 2021 and management expects continued quarterly payments in 2022 based on forecasted expenditures.  See note 8 for additional information.

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

2.    Summary of significant accounting policies

Property, plant and equipment

Plant and equipment are recorded at cost and depreciation begins when the asset is put into service. Depreciation is calculated on a straight-line basis over the respective assets’ estimated useful lives. Depreciation periods by asset class are:

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

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, proven and probable reserves and other mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange rates, production levels, operating, capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect management’s estimates.

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

Impairment testing

Management assesses the possibility of impairment in the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management applies judgment to assess mineral properties and property, plant and equipment for impairment indicators that could give rise to the requirement to conduct a formal impairment test. Events and circumstances that could trigger an impairment test include, but are not limited to, significant adverse changes in the business climate including significant decreases to copper, zinc and other metal prices or significant adverse changes in legal factors, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the long-lived asset, and significant decreases in the market prices for long-lived assets.

Leases

We determine if a contractual arrangement represents or contains a lease at inception. Operating leases are included in right of use assets and lease liabilities on our balance sheet. Assets under finance leases are included in property, plant and equipment and the related lease liabilities in lease liabilities on our balance sheet.

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

Financial instruments

Loans and receivables are recorded initially at fair value, net of transaction costs incurred, and subsequently at amortized cost using the effective interest rate method. Loans and receivables consist of cash, deposits, and loans receivable.  Estimated future credit losses are based on historical credit loss experience and forward-looking considerations.  Individual receivables are written off when management deem them to be uncollectible.  Further details on credit risk are disclosed in note 9.

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

3.    Cash

As of November 30, 2021, included in cash is $0.2 million  denominated in Canadian dollars and $61 million  denominated in United States dollars.

4. Property, plant and equipment

A summary of property, plant and equipment as of November 30, 2021 and November 30, 2020, is as follows:

5.    Mineral properties

a)	Ambler

On February 11, 2020, the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Artic Project and other mineralized targets within the volcanogenic massive sulfide belt, were contributed to Ambler Metals LLC pursuant to the Contribution Agreement. The Ambler lands are subject to a 1% net smelter return (“NSR”) royalty that can be purchased at any time for a one-time payment of $10 million.

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

Mineral property acquisition costs of $118 thousand and $52 thousand were added to the Ambler land holdings during the period ended November 30, 2020 and November 30, 2021, respectively.

b)	Bornite

On February 11, 2020, the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands, and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act, located adjacent to the Ambler lands in Northwest Alaska, were contributed to Ambler Metals LLC pursuant to the Contribution Agreement.

Upon a decision to proceed with construction of a mine on the Ambler or Bornite lands, NANA maintains the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after Ambler Metals LLC has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

NANA would also be granted a net smelter return royalty of between 1% and 2.5% upon the execution of a mining lease or a surface use agreement, the amount of which is determined by the classification of land from which production originates.

c)	Mineral properties expense

The following table summarizes mineral properties expense incurred November 30, 2021 and November 30, 2020, respectively. Prior year Ambler Access Project expense of $261 thousand was previously classified as general and administrative expense and was reclassed to mineral properties to reflect current year presentation.

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

6.    Accounts payable and accrued liabilities

7.    Leases

(a)	Right of use assets

In December 2020, the Company commenced a lease for their headquarters office in Anchorage, Alaska and recognized the right of use asset approximately $816 thousand.  In August 2021, the company commenced a new lease for a warehouse in Fairbanks, Alaska and recognized the right of use asset of approximately $231 thousand.  The Company’s lease arrangement for a previously recognized warehouse in Fairbanks, Alaska ended in October 2021.  Total lease expense recorded was comprised of operating lease costs of $261 thousand, variable lease costs of $nil and property taxes of $15 thousand.  As of November 30, 2021, the remaining lease term was 49 months for the headquarters office and 32 months for the warehouse.

Supplemental cash and non-cash information relating to our leases during the year ended November 30, 2021 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $243 thousand.
●	Non-cash amounts included in the measurement of lease liabilities was $nil.

Ambler Metals LLC

Notes to financial statements

expressed in U.S. dollars, unless otherwise noted

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2021 are as follows:

8.    Related party transactions

The Company’s Service Agreement between Trilogy and the Company dated February 18, 2020 (“Services Agreement”) ended December 31, 2020 with minimal expenses for the year ended November 30, 2021.  For the year ended November 30, 2020, the Company incurred $932 thousand of expenses related to employee compensation, payroll processing fees, office supplies, and accounting services in connection with the Services Agreement and the Company made payments of $2,772 thousand related to operating expenses paid by Trilogy and reimbursed by the Company pursuant to the Services Agreement.

As of November 30, 2021, included in accounts payable owed to Trilogy and South32 is $nil and as of November 30, 2020, is $114 thousand due to Trilogy.

For the year ended November 30, 2021, the Company earned interest of $1 million ($1 million for November 30, 2020), from the loan to South32 and received payments on the loan of $4.2 million, of which, $1.9 million applied to interest and $2.3 million applied to principal.

9.    Financial risk management

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and holds a bank account denominated in Canadian currency to facilitate payments to Canadian vendors, as necessary. The Company’s exposure to the currency risk at November 30, 2021 is limited to the Canadian dollar balances consisting of cash of CDN $252 thousand and accounts payable of CDN $75 thousand. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net change would be approximately $14 thousand.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with a financial institution that is federally insured through FDIC. The Company’s receivables consist of a loan receivable from South32. The Company’s exposure to credit risk is equal to the balance of cash and loan receivables recorded in the financial statements.

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

Contractually obligated cash flow requirements as of November 30, 2021 are as follows:

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and the loan receivable from South32. Based on cash balances as of November 30, 2021, a 1% change in interest rates would result in a negligible change in cash, over a 12-month period, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, the ability for our Owners to obtain long-term financing and its economic viability could be affected by commodity price volatility.

10.    Commitments and contingencies

The Company has commitments with respect to a warehouse and office lease requiring future minimum lease payments as summarized in note 7.

11.    Members’ equity

The Company has been established as a limited liability company. Under the terms of the LLC Agreement, unless otherwise provided for in the LLC Agreement, all membership interests are entitled to the same benefits, rights, duties and obligations and vote on all matters.

The Company is authorized to establish a capital account for each member equal to that member’s initial capital contribution, represented by Units. The Units are voting and subject to transfer restrictions as defined in the LLC Agreement. As of November 30, 2021 and 2020, the Company had 2 million Units, with each of South32 and Trilogy owning 1 million Units each, in exchange for the contributions made to the Company at inception.

As described in the LLC Agreement, under certain circumstances a member shall have the right to transfer to any third party all or any part of its Membership Interest or any economic interest, (including its right to receive distributions of cash or property from the Company). Any such transfer is subject to the satisfaction of certain conditions, and the relevant purchase price is determined pursuant to specific formulas, all as set forth in the LLC Agreement.

Item 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILOGY METALS INC.

By:	/s/ Tony Giardini
	Name:	Tony Giardini
	Title:	President and Chief Executive Officer

Date: February 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Giardini	President and Chief Executive Officer	February 11, 2022
Tony Giardini	(Principal Executive Officer) and Director

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 11, 2022
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ James Gowans	Director	February 11, 2022
James Gowans

/s/ William Hayden	Director	February 11, 2022
William Hayden

/s/ William Hensley	Director	February 11, 2022
William Hensley

/s/ Gregory Lang	Director	February 11, 2022
Gregory A. Lang

/s/ Kalidas Madhavpeddi	Director	February 11, 2022
Kalidas V. Madhavpeddi

/s/ Janice Stairs	Director	February 11, 2022
Janice Stairs

/s/ Diana Walters	Director	February 11, 2022
Diana Walters