Form 10-Q
period 2022-02-28
Trilogy Metals Inc.
filed 2022-04-06
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2022

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

As of April 6, 2022, the registrant had 145,464,286 Common Shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

		in thousands of US dollars
	February 28, 2022	November 30, 2021
	$	$
Assets
Current assets
Cash and cash equivalents	4,847	6,308
Accounts receivable	17	19
Deposits and prepaid amounts	242	285
	5,106	6,612

Investment in Ambler Metals LLC (note 3)	158,204	160,063
Fixed assets	23	29
Mineral properties	119	119
Right of use asset (note 5 (a))	443	482
	163,895	167,305
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	571	852
Current portion of lease liability	186	179
	757	1,031

Long-term portion of lease liability (note 5 (b))	188	235
	945	1,266
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued – 145,464,286 (2021 – 145,009,811)	181,571	180,820
Contributed surplus	122	122
Contributed surplus – options (note 6(a))	26,822	25,990
Contributed surplus – units (note 6(b))	2,063	1,712
Deficit	(47,628)	(42,605)
	162,950	166,039
	163,895	167,305

Commitments (note 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	3

`

Trilogy Metals Inc.

Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

	in thousands of US dollars, except share and per share amounts
	For the three months ended
	February 28, 2022	February 28, 2021
	$	$
Expenses
Amortization	6	17
Amortization of exploration expenses	29	—
Foreign exchange loss	3	35
General and administrative	397	401
Investor relations	99	154
Professional fees	245	229
Salaries	414	439
Salaries and directors expense – stock-based compensation	1,922	2,148
Total expenses	3,115	3,423
Other items
Share of loss on equity investment (note 3(b))	1,910	1,120
Interest and other income	(2)	(5)
Services agreement income	—	(22)
Comprehensive loss for the period	(5,023)	(4,516)
Basic loss per common share	(0.03)	(0.03)
Diluted loss per common share	(0.03)	(0.03)
Basic weighted average number of common shares outstanding	145,286,456	144,163,869
Diluted weighted average number of common shares outstanding	145,286,456	144,163,869

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	4

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2020	144,137,850	179,746	122	23,303	1,585	(20,945)	183,811
Exercise of options	76,635	334	—	(334)	—	—	—
Stock-based compensation	—	—	—	2,112	36	—	2,148
Earnings for the period	—	—	—	—	—	(4,516)	(4,516)
Balance – February 28, 2021	144,214,485	180,080	122	25,081	1,621	(25,461)	181,443

Balance – November 30, 2021	145,009,811	180,820	122	25,990	1,712	(42,605)	166,039
Exercise of options	31,674	50	—	(32)	—	—	18
Restricted Share Units	391,332	650	—	—	(650)	—	—
Joint venture contribution	31,469	51	—	—	—	—	51
Stock-based compensation	—	—	—	864	1,001	—	1,865
Loss for the period	—	—	—	—	—	(5,023)	(5,023)
Balance – February 28, 2022	145,464,286	181,571	122	26,822	2,063	(47,628)	162,950

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	5

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the three months ended
	February 28, 2022	February 28, 2021
	$	$
Cash flows used in operating activities
Loss for the period	(5,023)	(4,516)
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	6	17
Office lease accounting	(4)	(11)
Loss on equity investment in Ambler Metals LLC (note 3(b))	1,910	1,120
Unrealized foreign exchange loss	2	14
Stock-based compensation	1,865	2,148
Net change in non-cash working capital
Decrease in accounts receivable	2	105
Decrease (increase) in deposits and prepaid amounts	43	(33)
Decrease in accounts payable and accrued liabilities	(281)	(337)
	(1,480)	(1,493)
Cash flows from financing activities
Proceeds from exercise of options	18	—
	18	—
Decrease in cash and cash equivalents	(1,462)	(1,493)
Effect of exchange rate on cash and cash equivalents	1	(1)
Cash and cash equivalents – beginning of period	6,308	11,125
Cash and cash equivalents – end of the period	4,847	9,631

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	6

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

These unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of February 28, 2022 and our results of operations and cash flows for the three months ended February 28, 2022 and February 28, 2021. The results of operations for the three months ended February 28, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2022.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities on February 11, 2022.

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 5, 2022.

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant judgments include the assessment of potential indicators of impairment of mineral properties and investments in affiliates. Significant estimates include the measurement of the equity method investment, income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

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

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	7

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

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

3)    Investment in Ambler Metals LLC

(a)	Formation of Ambler Metals LLC

On February 11, 2020, the Company completed the formation of a 50/50 joint venture named Ambler Metals LLC (“Ambler Metals”) with South32 Limited (“South32”). As part of the formation of the joint venture, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite Projects, while South32 contributed cash of US$145 million, resulting in each party’s subsidiaries directly owning a 50% interest in Ambler Metals.

Ambler Metals is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as at February 28, 2022, totaled $158 million.

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $3.8 million for the three-month period ending February 28, 2022 (2021 - $2.2 million). During the three-month period ended February 28, 2022, Trilogy made a $51,000 equity contribution to Ambler Metals through the issuance of 31,469 common shares of the Company as part of the long-term incentive compensation for an Ambler Metals executive. Likewise, South32 made an equivalent equity contribution to Ambler Metals for $51,000 in cash for their 50% share. The carrying value of Trilogy’s 50% investment in Ambler Metals as at February 28, 2022 is summarized on the following table.

in thousands of dollars
$
November 30, 2021, Investment in Ambler Metals	160,063
Joint venture equity contribution	51
Share of loss on equity investment for the three-month period ending February 28, 2022	(1,910)
February 28, 2022, Investment in Ambler Metals	158,204

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	8

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(c)	The following table summarizes Ambler Metals’ Balance Sheet as at February 28, 2022.

	in thousands of dollars
	February 28, 2022	November 30, 2021
	$	$
Total assets	144,127	149,374
Cash	58,164	61,205
Loan receivable from South32 (current and long-term)	53,156	55,355
Mineral properties	30,757	30,757
Total liabilities	(3,514)	(5,043)
Accounts payable and accrued liabilities	(2,673)	(4,148)
Members' equity (total assets less total liabilities)	140,613	144,331

The loan receivable from South32 is repaid through a quarterly demand notice prepared by Ambler Metals, thirty days prior to the beginning of the following calendar quarter. The demand notice amount is based on Ambler Metals’ expected expenditures, pursuant to their approved program and operating budget (South32’s 50% share) for the applicable calendar quarter. During the three-month period ended February 28, 2022, Ambler Metals received $2.4 million in loan repayments from South32, consisting of $0.3 million in interest and $2.1 million in principal.

(d) The following table summarizes Ambler Metals' loss for the three-month period ending February 28, 2022.

	in thousands of dollars
	February 28, 2022	February 28, 2021
	$	$
Depreciation	23	16
Corporate salaries and wages	474	517
General and administrative	232	235
Mineral property expense	3,040	1,439
Professional fees	297	298
Foreign exchange (gain)/loss	2	6
Interest income	(248)	(272)
Comprehensive loss	3,820	2,239

4)    Accounts payable and accrued liabilities

		in thousands of dollars
	February 28, 2022	November 30, 2021
	$	$
Trade accounts payable	195	205
Accrued liabilities	250	105
Accrued salaries and vacation	126	542
Accounts payable and accrued liabilities	571	852

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	9

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2021	482
Net amortization	(39)
Balance as at February 28, 2022	443

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Three months ended	Three months ended
	February 28, 2022	February 28, 2021
	$	$
Operating lease costs	47	38
Variable lease costs	35	35
Total lease expense	82	73

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of February 28, 2022, the weighted-average remaining lease term is 2.25 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the three months ended February 28, 2022 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $50,992.

Future minimum payments relating to the lease recognized in our balance sheet as of February 28, 2022 are as follows:

in thousands of dollars
February 28, 2022
Fiscal year	$
2022	155
2023	212
2024	35
Total undiscounted lease payments	402
Effect of discounting	(28)
Present value of lease payments recognized as lease liability	374

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	10

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2021	145,009,811	180,820
Exercise of options	31,674	50
Restricted Share Units	391,332	650
Joint venture equity contribution (note 3(b))	31,469	51
February 28, 2022, issued and outstanding	145,464,286	181,571

(a)	Stock options

During the three-month period ended February 28, 2022, the Company made an annual grant of 1,734,500 stock options (2021 - 3,374,150 stock options) at an exercise price of CDN$2.21 (2021 - CDN$2.52) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to options granted in the period was CDN$0.90 (2021 - CDN$1.07).

For the three-month period ended February 28, 2022, Trilogy recognized a stock-based compensation charge of $0.86 million (2021 - $2.1 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the three-month period ended February 28, 2022 are as provided below.

February 28, 2022
Risk-free interest rates	1.07%
Exercise price	CDN$2.20
Expected life	3 years
Expected volatility	60.6%
Expected dividends	Nil

As of February 28, 2022, there were 2,317,838 non-vested options outstanding with a weighted average exercise price of CDN$2.43; the non-vested stock option expense not yet recognized was $0.83 million. This expense is expected to be recognized over the next year.

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	11

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

A summary of the Company’s stock option plan and changes during the three-month period ended February 28, 2022 is as follows:

	February 28, 2022
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the period	10,539,324	2.54
Granted	1,734,500	2.21
Exercised	(31,674)	0.70
Balance – end of the period	12,242,150	2.50

During the three-month period ended February 28, 2022, the Company received net proceeds of $17,640 upon the exercise of 31,674 options.

The following table summarizes information about the stock options outstanding at February 28, 2022.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price (CDN$)	options	to expiry	CDN$	options	CDN$	options
$0.50 to $1.00	50,000	0.19	0.94	50,000	0.94	—
$1.01 to $1.50	870,000	0.77	1.05	870,000	1.05	—
$2.01 to $2.50	2,599,500	4.10	2.26	1,676,498	2.29	923,002
$2.51 to $3.00	6,925,150	3.20	2.64	5,530,314	2.66	1,394,836
$3.01 to $3.41	1,797,500	2.82	3.03	1,797,500	3.03
	12,242,150	3.15	2.50	9,924,312	2.51	2,317,838

The aggregate intrinsic value of vested share options (the market value less the exercise price) at February 28, 2022 was $0.15 million (2021 - $3.3 million) and the aggregate intrinsic value of exercised options for the three months ended February 28, 2022 was $0.03 million (2021 - $0.17 million).

(b)	Restricted Share Units and Deferred Share Units

The Company has a Restricted Share Unit Plan (“RSU Plan”) to provide long-term incentives to employees and consultants and a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”) to offset cash payments for fees to directors.  Awards under the RSU Plan and DSU Plan have been settled in common shares of the Company with each restricted share unit (“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company.  All units are accounted for as equity-settled awards.

A summary of the Company’s unit plans and changes during the three-month period ended February 28, 2022 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the period	—	1,277,445
Granted	648,600	160,740
Vested	(391,332)	—
Balance – end of the period	257,268	1,438,185

For the three-month period ended February 28, 2022, Trilogy recognized a stock-based compensation charge of $1.0 million (2021 - $0.04 million), net of estimated forfeitures.

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	12

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

7)    Financial instruments

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at February 28, 2022 is limited to the Canadian dollar balances consisting of cash of approximately CDN$491,000, accounts receivable of approximately CDN$22,000 and accounts payable of approximately CDN$480,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $3,000.

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

Contractually obligated undiscounted cash flow requirements as at February 28, 2022 are as follows:

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	571	571	—	—	—
Office lease	402	207	195	—	—
	973	778	195	—	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	13

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

and cash equivalents. Based on balances as at February 28, 2022, a 1% change in interest rates would result in a negligible change in net loss, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

8)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b) above.

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended February 28, 2022

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the impact of the BLM’s suspension of permits on the right-of-way with AIDEA relating to the Ambler Road Project; the Company and Ambler Metals’ funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects, sufficiency of the $145 million subscription price to fund the UKMP; impact of COVID-19 on the Company’s operations; market prices for precious and base metals; statements regarding the Ambler Access Project (also known as the Ambler Mining District Industrial Access Project); or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	15

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates;
●	the potential impact of the novel coronavirus (COVID-19); and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	Risks related to the suspension by the BLM of the right-of-way permits with AIDEA relating to the Ambler access road to permit the Department of the Interior to carry out additional work on the environmental impact statement, and associated delays relating to such suspension;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	16

●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	risks related to increases in costs of fuel and other required supplies and concerns relating to supply chain and the ability to obtain needed supplies at a reasonable cost, or at all;
●	risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company’s business;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	17

●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated April 5, 2022 and provides an analysis of our unaudited interim financial results for the quarter ended February 28, 2022 compared to the quarter ended February 28, 2021.

The following information should be read in conjunction with our February 28, 2022 unaudited interim condensed consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2021. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	18

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

Joint venture project activities

Arctic Project

In a press release dated March 17, 2022, the Company announced additional drill results from the 2021 summer field season at the Arctic Project. The 2021 Arctic drill program included 4,131 meters of diamond drilling, comprising 18 holes, that were designed to convert part of the resources from the Indicated category to the Measured category, and provide material for metallurgical testing and geotechnical information. These latest drilling results from the 2021 program contained mineralized intervals consistent with previous drilling conducted within the resource area on the property. Based on a cut-off grade of 0.5% copper equivalent, significant zones of high-grade copper, zinc, lead, gold, and silver mineralization were intersected.

Bornite Project

The Company announced a new resource estimate for the Bornite Project in January of 2022 and subsequently filed a National Instrument 43-101 compliant Technical Report on February 11, 2022. The report details the Bornite Project’s copper grades, specifically the South Reef area which hosts inferred resources of 35.3 million tonnes at a grade of 3.4% copper. Overall, Bornite has indicated in-pit resources grading over 1% copper, containing almost a billion pounds of copper and inferred in-pit resources of just over two billion pounds of copper at a grade of almost 1% copper.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)

In a press release dated February 23, 2022, the Company announced that the United States Department of the Interior (“DOI”) filed a motion on February 22, 2022 to remand the Final Environmental Impact Statement (“FEIS”) and suspend the right-of-way permits issued to the Alaska Industrial Development and Export Authority (“AIDEA”) for the Ambler Access Project. The DOI stated that the suspension of the road permits will allow it to carry out additional supplemental work on the FEIS. The motion also indicated that the DOI has requested that the lawsuits filed in 2021 against the DOI by a coalition of national and Alaska environmental non-government organizations be suspended. The lawsuits had been filed in response to the United States Bureau of Land Management’s (“BLM”) issuance of the Joint Record of Decision (“JROD”), that authorized a right-of-way across federally managed lands for AIDEA and the Ambler Access Project.

The Company has commenced discussions with its partners, including NANA Regional Corporation Inc., AIDEA, the Northwest Arctic Borough, the State of Alaska and South32 Limited to understand the potential impact of the above decision by the DOI on AIDEA’s proposed plan and budget for the 2022 summer field season activities that were previously announced.

In mid-March 2022, the BLM and the DOI suspended the right-of-way grant and the right-of-way permit (“ROW permits”) to AIDEA relating to the Ambler Access Project over federal land while the DOI conducts further analysis and consultation. While the suspension decisions are in place: AIDEA may not conduct any activities that rely on the authority of the ROW

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	19

permits; the terms and conditions of the ROW permits are tolled; and all rental fee obligations are suspended. The suspension does not preclude AIDEA from applying for special use permits to conduct activities on the lands subject to the ROW permits pursuant to applicable law or authority other than the suspended ROW permits.

On March 22, 2022, the Intervenor Defendants (the State of Alaska, NANA, AIDEA, and Ambler Metals LLC (“Ambler Metals”)) filed briefs in opposition to the DOI’s motion for a voluntary remand.  In its brief, Ambler Metals stated that it does not oppose the voluntary remand motion subject to the following conditions: (i) no vacatur or termination of the permits; (ii) the remand must be completed within nine months; (iii) that there must be status updates to the court every 60 days during the remand period; and (iv) the federal defendants (DOI) must lodge the administrative record within 30 days of issuing any new decision.  Also on March 22, 2022, the plaintiffs filed a motion asking the court to deny the motion for voluntary remand without vacatur of the permits and either allow merits briefing to proceed or simply vacate the Federal Defendants reviews and decisions.

On April 5, 2022, the Federal Defendants responded to the plaintiffs’ arguments against voluntary remand and argued that vacatur of the decisions was not appropriate. Federal Defendants also argued that the court should retain jurisdiction, but disagreed with arguments requesting a court-imposed schedule. The Federal Defendants propose filing a status report every 90 days.

Corporate developments

Annual General Meeting

In a press release dated March 29, 2022, the Company announced that the Annual General Meeting of shareholders will be held on May 13, 2022. All current directors will stand for re-election at the AGM. Other items of business include the approval of amendments to, and unallocated entitlements under, the Company’s Restricted Share Unit Plan (“RSU Plan”) and Deferred Share Unit Plan (“DSU Plan”). The Company is asking shareholders to approve a change to the RSU Plan to remove the option for the Company to cash settle RSUs granted to Canadian resident directors due to potential Canadian tax restrictions. The Company is asking shareholders to approve a change to the DSU Plan to allow directors to elect to receive up to 100% of their annual compensation in DSUs. Both these amendments will provide the Company flexibility to pay our directors fees in the form of stock in an effort to preserve cash and build share ownership.

Summary of results

	Three months ended
	February 28, 2022	February 28, 2021
Selected expenses	$	$
General and administrative	397	401
Investor relations	99	154
Professional fees	245	229
Salaries	414	439
Salaries and directors expense – stock-based compensation	1,922	2,148
Share of loss on equity investment	1,910	1,120
Comprehensive loss for the period	(5,023)	(4,516)
Basic and diluted loss per common share	(0.03)	(0.03)

For the three-month period ended February 28, 2022, overall cash costs related to general and administrative expenses, investor relations, professional fees and salaries were primarily tracking to budget. For the three-months period ended February 28, 2022, Trilogy reported a net loss of $5.0 million (or $0.03 basic and diluted loss per common share). For the comparable period in 2021, we reported a net loss of $4.5 million (or $0.03 basic and diluted loss per common share). This difference is primarily due to the Company’s equity pickup of Ambler Metals’ comprehensive loss, offset by a

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	20

reduction in stock-based compensation. Our 50% pro rata share of Ambler Metals’ comprehensive loss increased by $0.8 million when compared to the prior year comparative as the current quarter includes pre-development costs for the Ambler Access Project for which there are no prior year comparatives. Salaries and directors expense - stock based-compensation decreased by $0.2 million in comparison to the prior year comparative mainly due to a reduction of 0.9 million units of overall stock-based awards granted during the current quarter.

Selected financial data

Quarterly information

		in thousands of dollars,
		except per share amounts
	Q1 2022	Q4 2021	Q3 2021	Q2 2021	Q1 2021	Q4 2020	Q3 2020	Q2 2020
	02/28/22	11/30/21	08/31/21	05/31/21	02/28/21	11/30/20	08/31/20	05/31/20
	$	$	$	$	$	$	$	$
Interest and other income	2	2	4	5	5	5	8	12
Mineral properties and feasibility study expenses	—	—	—	—	—	91	232	742
Operating expenses	3,115	1,879	1,596	1,718	3,401	2,209	2,098	2,453
Share of loss on equity investment	1,910	4,190	6,072	1,700	1,120	1,022	1,094	561
Loss for the period	(5,023)	(6,067)	(7,664)	(3,413)	(4,516)	(3,226)	(3,184)	(3,002)
Loss per common share – basic	(0.03)	(0.05)	(0.05)	(0.02)	(0.03)	(0.04)	(0.02)	(0.02)
Loss per common share – diluted	(0.03)	(0.05)	(0.05)	(0.02)	(0.03)	(0.01)	(0.01)	(0.02)

Factors that can cause fluctuations in our quarterly results include our general and administrative expenses, stock option vesting and the type of programs conducted and length of the field season at the UKMP. Project related costs may cause fluctuations in our quarterly results through our share of losses on equity investment where we record 50% of the net operating loss of Ambler Metals.

For the first quarter of 2022, we reported a comprehensive loss of $5.0 million, which consists of $3.1 million in operating expenses and $1.9 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the first quarter of 2021, we reported a comprehensive loss of $4.5 million which consisted of $3.4 million in operating expenses and $1.1 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the first quarter of 2021, our pro rata share of the joint venture’s operating loss was $0.8 million higher for the first quarter of 2022 as the current quarter includes pre-development costs incurred by Ambler Metals for the Ambler Access Project. The $0.3 million decrease in operating expenses for the first quarter of 2022 versus the comparative was primarily due to a decrease of $0.2 million in stock-based compensation during the current quarter. The remaining $0.1 million in cost reduction was spread over the general and administrative, investor relations, professional fees and salaries cost categories.

For the fourth quarter of 2021, we reported a comprehensive loss of $6.1 million, which consisted of $1.9 million in operating expense and $4.2 million for Trilogy’s share of Ambler Metals’ operating loss. In the fourth quarter of 2020, we reported a comprehensive loss of $3.2 million which consisted of $3.1 million in operating expenses and $1.0 million for Trilogy’s share of Ambler Metals’ operating loss, all offset by $0.9 million in services agreement income charged to Ambler Metals. When compared to the fourth quarter of 2020, our pro rata share of the joint venture’s operating loss was $3.2 million higher as the fourth quarter results included project activity costs that Ambler Metals incurred to complete the 2021 drill program as well as pre-development costs for the Ambler Access Project for which there were no fourth quarter 2020 comparatives. When compared to the fourth quarter of 2020, the operating expenses were $1.2 million lower. The decrease was primarily due to a $0.9 million reduction in salaries as Trilogy provided technical services to Ambler Metals per the Services Agreement during the comparative period. In addition, there was $0.1 million in cost

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	21

savings for professional fees as the comparative included additional legal fees for corporate matters and tax consulting charges. Lastly, stock-based compensation was $0.1 million lower in the fourth quarter of 2021 as the comparative included a RSU grant that vested during the fourth quarter of 2020.

For the third quarter of 2021, we reported a comprehensive loss of $7.7 million, which consisted of $1.6 million in operating expenses and $6.1 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the third quarter of 2020, we reported a comprehensive loss of $3.2 million which consisted of $2.1 million in operating expenses and $1.1 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the third quarter of 2020, our pro rata share of the joint venture’s operating loss was $5 million higher. The increase was due to the project drilling costs incurred in the 2021 field season. Ambler Metals did not incur these costs during the third quarter of 2020 due to the cancellation of the 2020 field season because of the COVID-19 pandemic. The $0.5 million decrease in operating expenses for the third quarter versus the comparative was primarily due to a decrease of $0.7 million in stock-based compensation, offset by a $0.2 million increase in salaries, as in the third quarter, CEO compensation was salary-based verses stock based in the comparative third quarter of 2020.

For the second quarter of 2021, we reported a comprehensive loss of $3.4 million, which consisted of $1.7 million in operating expenses and $1.7 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the second quarter of 2020, we recognized a comprehensive loss of $3.0 million which consisted of $2.5 million in operating expenses and $0.6 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the second quarter of 2020, our pro rata share of the joint venture’s operating loss was $1.1 million higher for the second quarter of 2021. The increase was due to camp set up costs in relation to the 2021 field season. Ambler Metals did not incur these costs during the second quarter of 2020 due to the cancellation of the 2020 field season because of the COVID-19 pandemic. The $0.8 million decrease in operating expenses for the second quarter versus the comparative was primarily due to the Arctic project feasibility study costs that were incurred by Trilogy during the second quarter of 2020.

Liquidity and capital resources

We expended $1.5 million on operating activities during the first quarter of 2022 which is consistent with the prior year comparative.  The majority of cash spent on operating activities during the quarter was on corporate salaries, annual fees paid to the Toronto Stock Exchange and the NYSE American Exchange and professional fees related to our annual regulatory filings with the American and Canadian securities commissions.

At February 28, 2022, we had $4.8 million in cash and cash equivalents and working capital of $4.3 million.  The Company continues to manage its cash expenditures through its working capital.  Management has begun a review of the fiscal 2022 budget for cash preservation opportunities and has reduced cash expenditures where feasible, including but not limited to, reductions in marketing and investor conferences and office expenses.  The Company’s Board of Directors are considering taking all of their fees in shares of the Company in an effort to preserve cash and increase share ownership.  The Company’s senior management team are also considering taking a portion of their base salaries in shares of the Company to preserve cash.  Management believes that these cost reduction efforts results in sufficient cash to fund the Company’s operations for the next twelve months.

All project related costs are funded by the joint venture. Amber Metals is well funded to advance the UKMP with $58.2 million in cash and $53.2 million loan receivable from South32 as at February 28, 2022.  There is sufficient funds at the joint venture to fund the previously announced budgets for the UKMP of $28.5 million and the Ambler Access Project of $15.4 million for fiscal 2022.  Trilogy does not anticipate having to fund the activities of Ambler Metals until the initial contribution of $145 million is expended.

Future cash requirements may vary materially from current expectations due to a number of factors, including foreign exchange denominated office related costs and insurance renewal costs. The Company will need to raise additional funds in the future to support its operations and administration expenses. Future sources of liquidity may include debt

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	22

financing, equity financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At April 5, 2022, we had 145,464,286 common shares issued and outstanding. At April 5, 2022, we had outstanding, 12,242,150 stock options with a weighted-average exercise price of CDN$2.50, as well as 2,387,668 DSUs, 257,268 RSUs, and 11,927 NovaGold Resources Inc. (“NovaGold”) DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. Upon exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 14,889,073 common shares.

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

Impairment of Investment in Ambler Metals LLC

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made in assessing the possibility of impairment. Factors that may be indicative of an impairment include a loss in the value of an investment that is not temporary. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, sustained losses by the investment, the absence of the ability to recover the carrying amount of the investment, significant changes in the legal, business or regulatory environment, significant adverse changes impacting the investee including the status of the Ambler Access  Project and internal reporting indicating the economic performance of an investment is, or will be, worse than expected.

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

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	23

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of February 28, 2022. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	24

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended February 28, 2022 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation.

Item 1A. Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties and the formation of the joint venture. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 11, 2022 which is available on SEDAR at www.sedar.com, EDGAR at www.sec.gov and on our website at www.trilogymetals.com. There have been no material changes in our risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K dated February 11, 2022, except for the following:

The Ambler Mining District Industrial Access Project (“AMDIAP” or the “Ambler Access Project”) is critical to the development of the Upper Kobuk Mineral Projects, and significant delays in the development of the Ambler Access Project or failure to develop the Ambler Access Project would have a material adverse impact on development of the Upper Kobuk Mineral Projects and the Company.

On July 23, 2020, the BLM issued the Joint Record of Decision (“JROD”) for the Ambler Access Project. The JROD approves the development of the northern or “A” route which is to be a 211-mile-long gravel private access road in the southern Brooks Range foothills to provide industrial access to the Ambler Mining District. Along with the JROD, a Section 404 Permit, which is governed by the Clean Water Act, was issued by the United States Army Corp. of Engineers to AIDEA. On August 3, 2020, a coalition of national and Alaska environmental non-government organizations (“ENGO”) filed the first of two lawsuits against the federal agencies responsible for issuing the JROD. The ENGOs main position is that due process was not carried out during the permitting of the AMDIAP.  Subsequently, AIDEA, Ambler Metals, the State of Alaska, and NANA Regional Corporation, Inc., have filed for and received intervenor status in the lawsuit and will be defending the issuance of the JROD and the permits. In mid-March 2022, the BLM and the DOI suspended the right-of-way grant and the right-of-way permit, respectively to AIDEA relating to the Ambler Access Project over federal land while the DOI conducts further analysis and consultation.  While the suspension decisions are in place:  AIDEA may not conduct any activities that rely on the authority of the ROW permit; the terms and conditions of the ROW permit are tolled; and all rental fee obligations are suspended. The suspension does not preclude AIDEA from applying for special use permits to conduct activities on the lands subject to the ROW permit or grant pursuant to applicable law or authority other than the suspended permit and grant.

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

Risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company’s business.

The volatile global economic environment has created market uncertainty and volatility in recent years. This global economic uncertainty has negatively affected the mining and minerals sectors in general, and the Company’s market capitalization has been reduced in periods of market instabilities. Many industries, including the mining industry, are impacted by these market conditions. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	26

limited to global supply chain issues, inflation, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect the Company’s growth and profitability. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of metal prices, geopolitical instability (including events such as the Russian invasion of Ukraine), terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company or at all. In such an event, the Company’s operations and financial condition could be adversely impacted.

Prices and availability of commodities consumed or used in connection with exploration and development and mining, such as natural gas, diesel, oil and electricity, also fluctuate, and these fluctuations affect the costs of operations. These fluctuations can be unpredictable, can occur over short periods of time and may have a material adverse impact on the Company’s operating costs or the timing and costs of various projects.

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

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	27

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 6, 2022	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini

President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders

Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended February 28, 2022	29