Form 10-Q
period 2022-05-31
Trilogy Metals Inc.
filed 2022-07-06
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2022

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

As of July 6, 2022, the registrant had 145,853,395 Common Shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

		in thousands of US dollars
	May 31, 2022	November 30, 2021
	$	$
Assets
Current assets
Cash and cash equivalents	3,497	6,308
Accounts receivable	12	19
Deposits and prepaid amounts	626	285
	4,135	6,612

Investment in Ambler Metals LLC (note 3)	155,744	160,063
Fixed assets	18	29
Mineral properties	—	119
Right of use asset (note 5 (a))	402	482
	160,299	167,305
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	553	852
Current portion of lease liability	192	179
	745	1,031

Long-term portion of lease liability (note 5 (b))	139	235
	884	1,266
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued – 145,624,286 (2021 – 144,446,485)	181,710	180,820
Contributed surplus	122	122
Contributed surplus – options (note 6(a))	27,106	25,990
Contributed surplus – units (note 6(b))	2,179	1,712
Deficit	(51,702)	(42,605)
	159,415	166,039
	160,299	167,305

Commitments (note 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	3

`

Trilogy Metals Inc.

Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

	in thousands of US dollars, except share and per share amounts
	For the three months ended		For the six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
	$	$	$	$
Expenses
Amortization	5	5	11	11
Foreign exchange loss	1	40	4	75
General and administrative	338	351	735	762
Investor relations	38	116	137	270
Professional fees	192	275	437	504
Salaries	261	407	675	846
Salaries and directors expense – stock-based compensation	662	524	2,584	2,672
Total expenses	1,497	1,718	4,583	5,140
Other items
Interest and other income	(2)	(5)	(4)	(9)
Services agreement income	—	—	—	(22)
Share of loss on equity investment (note 3(b))	2,460	1,700	4,370	2,820
Write off mineral properties	119	—	148	—
Comprehensive loss for the period	(4,074)	(3,413)	(9,097)	(7,929)
Basic loss per common share	(0.03)	(0.02)	(0.06)	(0.05)
Diluted loss per common share	(0.03)	(0.02)	(0.06)	(0.05)
Basic weighted average number of common shares outstanding	145,507,982	144,428,511	145,398,436	144,297,644
Diluted weighted average number of common shares outstanding	145,507,982	144,428,511	145,398,436	144,297,644

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	4

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2020	144,137,850	179,746	122	23,303	1,585	(20,945)	183,811
Exercise of options	76,635	334	—	(334)	—	—	—
Stock-based compensation	—	—	—	2,112	36	—	2,148
Earnings for the period	—	—	—	—	—	(4,516)	(4,516)
Balance – February 28, 2021	144,214,485	180,080	122	25,081	1,621	(25,461)	181,443
Exercise of options	232,000	308	—	(202)	—	—	106
Stock-based compensation	—	—	—	488	36	—	524
Loss for the period	—	—	—	—	—	(3,413)	(3,413)
Balance – May 31, 2021	144,446,485	180,388	122	25,367	1,657	(28,874)	178,660

Balance – November 30, 2021	145,009,811	180,820	122	25,990	1,712	(42,605)	166,039
Exercise of options	31,674	50	—	(32)	—	—	18
Restricted Share Units	391,332	650	—	—	(650)	—	—
Joint venture contribution	31,469	51	—	—	—	—	51
Stock-based compensation	—	—	—	864	1,001	—	1,865
Loss for the period	—	—	—	—	—	(5,023)	(5,023)
Balance – February 28, 2022	145,464,286	181,571	122	26,822	2,063	(47,628)	162,950
Exercise of options	276,961	26	—	10	—	—	36
Restricted Share Units	110,000	113	—	—	(113)	—	—
Stock-based compensation	—	—	—	274	229	—	503
Loss for the period	—	—	—	—	—	(4,074)	(4,074)
Balance – May 31, 2022	145,851,247	181,710	122	27,106	2,179	(51,702)	159,415

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	5

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the six months ended
	May 31, 2022	May 31, 2021
	$	$
Cash flows used in operating activities
Loss for the period	(9,097)	(7,929)
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	11	11
Office lease accounting	(8)	(5)
Loss on equity investment in Ambler Metals LLC (note 3(b))	4,370	2,820
Unrealized foreign exchange loss	3	35
Stock-based compensation	2,368	2,672
Write off mineral properties	148	—
Net change in non-cash working capital
Decrease in accounts receivable	7	110
Increase in deposits and prepaid amounts	(370)	(518)
(Decrease) increase in accounts payable and accrued liabilities	(299)	19
	(2,867)	(2,785)
Cash flows from financing activities
Proceeds from exercise of options	54	106
	54	106
Decrease in cash and cash equivalents	(2,813)	(2,679)
Effect of exchange rate on cash and cash equivalents	2	3
Cash and cash equivalents – beginning of period	6,308	11,125
Cash and cash equivalents – end of the period	3,497	8,449

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	6

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

At May 31, 2022, we had $3.5 million in cash and cash equivalents and working capital of $3.4 million. The Company continues to manage its cash expenditures through its working capital including cash preservation efforts related to Director and management compensation. We believe our existing cash resources will provide sufficient funds to carry out our planned operations for the 12-months from the date that our consolidated financial statements are issued.

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

These unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of May 31, 2022 and our results of operations and cash flows for the six months ended May 31, 2022 and May 31, 2021. The results of operations for the six months ended May 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2022.

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

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on July 5, 2022.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	7

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

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

Ambler Metals is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as at May 31, 2022, totaled $155.7million.

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $4.9 million for the three-month period ending May 31, 2022 (2021 - $3.4 million) and $8.7 million for the six-month period ending May 31, 2022 (2021 - $5.6 million). During the six-month period ending May 31, 2022, Trilogy made a $51,000 equity contribution to Ambler Metals through the issuance of 31,469 common shares of the Company as part of the long-term incentive compensation for an Ambler Metals executive. Likewise, South32 made an equivalent equity contribution to Ambler Metals for $51,000 in cash for their 50% share. The carrying value of Trilogy’s 50% investment in Ambler Metals as at May 31, 2022 is summarized on the following table.

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	8

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

in thousands of dollars
$
November 30, 2021, Investment in Ambler Metals	160,063
Joint venture equity contribution	51
Share of loss on equity investment for the six-month period ending May 31, 2022	(4,370)
May 31, 2022, Investment in Ambler Metals	155,744

(c)	The following table summarizes Ambler Metals’ Balance Sheet as at May 31, 2022.

	in thousands of dollars
	May 31, 2022	November 30, 2021
	$	$
Total assets	139,683	149,374
Cash	52,810	61,205
Loan receivable from South32 (current and long-term)	53,475	55,355
Mineral properties	30,757	30,757
Total liabilities	(3,990)	(5,043)
Accounts payable and accrued liabilities	(3,206)	(4,148)
Members' equity (total assets less total liabilities)	135,693	144,331

The loan receivable from South32 is repaid through a quarterly demand notice prepared by Ambler Metals, thirty days prior to the beginning of the following calendar quarter. The demand notice amount is based on Ambler Metals’ expected expenditures, pursuant to their approved program and operating budget (South32’s 50% share) for the applicable calendar quarter. During the six-month period ending May 31, 2022, Ambler Metals received $2.4 million (2021 - $1.1) in loan repayments from South32, consisting of $0.3 million (2021 - $1.1 million) in interest and $2.1 million (2021 - $nil) in principal.

(d) The following table summarizes Ambler Metals' loss for the three and six-month period ending May 31, 2022.

			in thousands of dollars
	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
	$	$	$	$
Depreciation	22	17	45	33
Corporate salaries and wages	486	692	960	1,209
General and administrative	169	259	401	494
Mineral property expense	4,367	2,531	7,407	3,970
Professional fees	205	162	502	460
Foreign exchange (gain)/loss	(7)	14	(5)	20
Interest income	(322)	(275)	(570)	(547)
Comprehensive loss	4,920	3,400	8,740	5,639

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	9

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

4)    Accounts payable and accrued liabilities

		in thousands of dollars
	May 31, 2022	November 30, 2021
	$	$
Trade accounts payable	111	205
Accrued liabilities	213	105
Accrued salaries and vacation	229	542
Accounts payable and accrued liabilities	553	852

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2021	482
Net amortization	(80)
Balance as at May 31, 2022	402

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Six months ended	Six months ended
	May 31, 2022	May 31, 2021
	$	$
Operating lease costs	93	93
Variable lease costs	82	50
Total lease expense	175	143

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of May 31, 2022, the weighted-average remaining lease term is 2.1 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the six-month period ending May 31, 2022 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $101,951.

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	10

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Future minimum payments relating to the lease recognized in our balance sheet as of May 31, 2022 are as follows:

in thousands of dollars
May 31, 2022
Fiscal year	$
2022	105
2023	212
2024	35
Total undiscounted lease payments	352
Effect of discounting	(21)
Present value of lease payments recognized as lease liability	331

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2021	145,009,811	180,820
Exercise of options	328,635	76
Restricted Share Units	501,332	763
Joint venture equity contribution (note 3(b))	31,469	51
May 31, 2022, issued and outstanding	145,871,247	181,710

(a)	Stock options

During the first quarter, the Company granted 1,734,500 stock options (2021 - 3,374,150 stock options) at an exercise price of CDN$2.21 (2021 - CDN$2.52) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to options granted in the period was CDN$0.90 (2021 - CDN$0.84). No stock options were granted during the second quarter.

For the six-month period ended May 31, 2022, Trilogy recognized a stock-based compensation charge of $1.2 million (2021 - $2.6 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	11

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Assumptions used in the pricing model for the six-month period ended May 31, 2022 are as provided below.

May 31, 2022
Risk-free interest rates	1.07%
Exercise price	CDN$2.20
Expected life	3 years
Expected volatility	60.6%
Expected dividends	Nil

As of May 31, 2022, there were 2,312,838 non-vested options outstanding with a weighted average exercise price of CDN$2.43; the non-vested stock option expense not yet recognized was $0.57 million. This expense is expected to be recognized over the next twelve months.

A summary of the Company’s stock option plan and changes during the six-month period ended May 31, 2022 is as follows:

	May 31, 2022
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the period	10,539,324	2.54
Granted	1,734,500	2.21
Exercised	(81,674)	0.85
Expired	(5,000)	2.52
Balance – end of the period	12,187,150	2.50

During the six-month period ended May 31, 2022, the Company received net proceeds of $54,295 upon the exercise of 81,674 options.

The following table summarizes information about the stock options outstanding at May 31, 2022.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price (CDN$)	options	to expiry	CDN$	options	CDN$	options
$1.01 to $1.50	870,000	0.52	1.05	870,000	1.05	—
$2.01 to $2.50	2,599,500	3.84	2.26	1,676,498	2.29	923,002
$2.51 to $3.00	6,920,150	2.95	2.64	5,530,314	2.66	1,389,836
$3.01 to $3.41	1,797,500	2.56	3.03	1,797,500	3.03	—
	12,187,150	2.91	2.50	9,874,312	2.52	2,312,838

The aggregate intrinsic value of vested stock options (the market value less the exercise price) at May 31, 2022 was $0.13 million (2021 - $6.8 million) and the aggregate intrinsic value of exercised options for the six-month period ending May 31, 2022 was $0.05 million (2021 - $0.71 million).

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	12

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company.  All units are accounted for as equity-settled awards.

A summary of the Company’s unit plans and changes during the six-month period ending May 31, 2022 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the period	—	1,277,445
Granted	758,600	193,740
Vested	(501,332)	—
Balance – end of the period	257,268	1,471,185

For the six-month period ending May 31 2022, Trilogy recognized a stock-based compensation charge of $1.2 million (2021 - $0.07 million), net of estimated forfeitures.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at May 31, 2022 is limited to the Canadian dollar balances consisting of cash of approximately CDN$284,000, accounts receivable of approximately CDN$15,000 and accounts payable of approximately CDN$500,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $16,000.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	13

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Contractually obligated undiscounted cash flow requirements as at May 31, 2022 are as follows:

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	553	553	—	—	—
Office lease	352	209	143	—	—
	905	762	143	—	—

Included in accounts payable and accrued liabilities is $216 thousand for accrued salaries and director fees that were settled, subsequent to the end of the second quarter, on June 1, 2022 through the issuance of common shares of the Company (note 9).

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at May 31, 2022, a 1% change in interest rates would result in a negligible change in net loss, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

8)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b) above.

9) Subsequent event

On June 1, 2022 the Board of Directors and senior management were granted 244,216 RSUs in settlement of $216 thousand in accrued salaries and director fees, all vesting immediately. The grants were in support of an effort to preserve cash and increase share ownership by settling the cash component of director fees and a portion of senior management salaries in shares of the Company.

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended May 31, 2022

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets, including statements about the plans and budget for the 2022 field exploration program; perceived merit of properties, exploration results and budgets, the impact of the BLM’s suspension of permits on the right-of-way with AIDEA relating to the Ambler Road Project; the Company and Ambler Metals’ funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects, sufficiency of the $145 million subscription price to fund the UKMP; impact of COVID-19 on the Company’s operations; market prices for precious and base metals; statements regarding the Ambler Access Project (also known as the Ambler Mining District Industrial Access Project); or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	15

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates;
●	the potential impact of the novel coronavirus (COVID-19); and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	Risks related to the suspension by the BLM of the right-of-way permits with AIDEA relating to the Ambler access road to permit the Department of the Interior to carry out additional work on the environmental impact statement, and associated delays relating to such suspension;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	16

●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	risks related to increases in costs of fuel and other required supplies and concerns relating to supply chain and the ability to obtain needed supplies at a reasonable cost, or at all;
●	risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company’s business;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	17

●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated July 5, 2022 and provides an analysis of our unaudited interim financial results for the quarter ended May 31, 2022 compared to the quarter ended May 31, 2021.

The following information should be read in conjunction with our May 31, 2022 unaudited interim condensed consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2021. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	18

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

Joint venture project activities

Budget for 2022 Field Exploration Program

In a press release dated June 8, 2022, the Company announced that Ambler Metals had commenced mobilization for the summer 2022 field program at the UKMP. The drill program will be helicopter-supported and will be based out of Ambler Metals’ expanded 90-person camp at Bornite. The previously announced $28.5 million fiscal 2022 budget was updated to approximately $26.2 million. The field season is entirely funded by Ambler Metals and consists of a minimum 10,000 meters of diamond drilling with additional meters contingent on drill performance, weather and approval of supplementary budgets. The field season program prioritizes advancing the Arctic Project with additional infill drilling to further improve the confidence in the resource and the completion of a geotechnical study to further de-risk the Project. Exploration outside of the Arctic deposit will focus on discovering copper-rich satellite deposits near Arctic, the Cosmos Hills and the Ambler Lowlands.

The 2022 Arctic program involves a minimum 6,000 meters in 27 holes, as part of an 8,400-meter infill program to increase confidence from the Indicated to Measured category. In addition, three to five holes totaling 500 to 750 meters are planned to complete a geotechnical and hydrogeological assessment of Arctic that was initiated last year.

The 2022 exploration program for the Cosmos Hills and Ambler Lowlands includes drilling of approximately 2,400 meters as well as detailed mapping and soil sampling to build on the work performed during the prior year. In addition, a minimum 2,000 meters of trenching is planned around Pardner Hill and the Bornite East target area.

Arctic Project

In a press release dated April 20, 2022, the Company announced the final set of infill drill results for the remaining 9 infill/metallurgical drill holes from the 2021 summer field season at the Arctic Project. The 2021 Arctic drill program included 4,131 meters of diamond drilling, comprising 18 holes, that were designed to convert part of the resources from the Indicated category to the Measured category, and provide material for metallurgical testing and geotechnical information. Based on a cut-off grade of 0.5% copper equivalent, significant zones of high-grade copper, zinc, lead, gold, and silver mineralization were intersected. In addition to providing important geotechnical data and increasing the certainty of future resource estimates, the 2021 drill program results at Arctic found mineralization extending beyond the pit boundary used in the 2020 Arctic Feasibility Study.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	19

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

In mid-March 2022, the BLM and the DOI suspended the right-of-way grant and the right-of-way permit (“ROW permits”) to AIDEA relating to the Ambler Access Project over federal land while the DOI conducts further analysis and consultation. While the suspension decisions are in place: AIDEA may not conduct any activities that rely on the authority of the ROW permits; the terms and conditions of the ROW permits are tolled; and all rental fee obligations are suspended. The suspension does not preclude AIDEA from applying for special use permits to conduct activities on the lands subject to the ROW permits pursuant to applicable law or authority other than the suspended ROW permits.

On March 22, 2022, the Intervenor Defendants (the State of Alaska, NANA, AIDEA, and Ambler Metals filed briefs in opposition to the DOI’s motion for a voluntary remand.  In its brief, Ambler Metals stated that it does not oppose the voluntary remand motion subject to the following conditions: (i) no vacatur or termination of the permits; (ii) the remand must be completed within nine months; (iii) that there must be status updates to the court every 60 days during the remand period; and (iv) the federal defendants (DOI) must lodge the administrative record within 30 days of issuing any new decision.  Also on March 22, 2022, the plaintiffs filed a motion asking the court to deny the motion for voluntary remand without vacatur of the permits and either allow merits briefing to proceed or simply vacate the Federal Defendants reviews and decisions.

On April 5, 2022, the Federal Defendants responded to the plaintiffs’ arguments against voluntary remand and argued that vacatur of the decisions was not appropriate. Federal Defendants also argued that the court should retain jurisdiction, but disagreed with arguments requesting a court-imposed schedule. The Federal Defendants proposed filing a status report every 90 days.

In press release dated May 18, 2022, the Company provided an update on the AMDIAP. In May 17, 2022, the United States District Court (the “Court”) granted the DOI motion for voluntary remand without vacatur. The DOI had requested the voluntary remand of the previously issued JROD. Judge Gleason also ruled that the Court shall retain jurisdiction over this matter, and the Court is requiring that the DOI file a status report with the Court within 60 days from the date of the order and every 60 days thereafter. In addition, any party involved in the action may move for a status conference upon a showing of good cause. The DOI had indicated that the remand was necessary because the DOI had identified deficiencies in their analysis of impacts to subsistence uses under the Alaska National Interest Lands Conservation Act (“ANILCA”) section 810 and their consultation with Tribes pursuant to the National Historic Preservation Act (“NHPA”) Section 106.27. They requested a remand in order to supplement the administrative record in these regards. On June 14, 2022, the Court denied the plaintiffs motion to reconsider the Court’s May 17th remand order.

The Company will continue discussions with its partners, including NANA Regional Corporation, Inc., AIDEA, the Northwest Arctic Borough, the State of Alaska and South32 Limited to determine the impact of the above decision on AIDEA’s proposed plan and budget for the 2022 summer field season activities that were previously announced.

Corporate developments

Annual General Meeting

The Annual General Meeting of shareholders was held on May 13, 2022. All directors nominated by the Company and standing for election were elected by shareholders of the Company. Other items of business included the approval of amendments to, and unallocated entitlements under, the Company’s Restricted Share Unit Plan (“RSU Plan”) and Deferred Share Unit Plan (“DSU Plan”). The Company asked shareholders to approve a change to the RSU Plan to remove the option for the Company to cash settle RSUs granted to Canadian resident directors due to potential Canadian tax

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	20

restrictions. The Company also asked shareholders to approve a change to the DSU Plan to allow directors to elect to receive up to 100% of their annual compensation in DSUs.

Summary of results

	in thousands of US dollars
	Three months ended		Six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Selected expenses	$	$	$	$
General and administrative	338	351	735	762
Investor relations	38	116	137	270
Professional fees	192	275	437	504
Salaries	261	407	675	846
Salaries and directors expense – stock-based compensation	662	524	2,584	2,672
Share of loss on equity investment	2,460	1,700	4,370	2,820
Comprehensive loss for the period	(4,074)	(3,413)	(9,097)	(7,929)
Basic and diluted loss per common share	(0.03)	(0.02)	(0.06)	(0.05)

For the three-month period ended May 31, 2022, cash preservation strategies resulted in overall cash savings of $0.3 million in general and administrative expenses, investor relations, professional fees and salaries when compared to budget. For the three-month period ended May 31, 2022, Trilogy reported a net loss of $4.1 million (or $0.03 basic and diluted loss per common share). For the comparable period in 2021, we reported a net loss of $3.4 million (or $0.02 basic and diluted loss per common share). This difference is primarily due to a $0.8 million increase in the Company’s equity pick-up of Ambler Metals’ comprehensive loss in the current period. The current quarter includes pre-development costs for the Ambler Access Project for which there are no prior year comparatives. This increase in the equity pick-up is offset by reductions in general and administrative expenses, investor relations and professional fees due to management implemented cost savings strategies during the quarter. The combined total of salaries and stock-based compensation is consistent between the current period quarter and the comparative period.

For the six-month period ended May 31, 2022, Trilogy reported a net a loss of $9.1 million (or $0.06 basic and diluted loss per common share). For the comparable period in 2021, we reported a net loss of $7.9 million (or $0.05 basic and diluted loss per common share). The difference for the six-month period ended May 31, 2022, when compared to the same period in 2021, is primarily due to a $1.6 million increase in the Company’s equity pick up of Ambler Metals comprehensive loss for the six-month period ending May 31, 2022. The current period includes pre-development costs for the Ambler Access Project for which there are no prior year comparatives as well as higher engineering and project related salaries and wages versus the comparative period.

Other variances noted for the comparative six-month period ended May 31, 2022 consist of: i) a decrease of $0.13 million in investor relations activities; ii) a decrease of $0.2 million in salaries as the executive team agreed to receive a portion of their salary in Restricted Share Units; and iii) a decrease of $0.1 million in stock-based compensation, driven by a $0.3 million decrease in the fair value amortization of awards granted during the period (due to a 0.7 million units reduction of overall stock-based awards granted versus the comparative period), and offset by $0.2 million increase from executives and directors taking equity in lieu of cash compensation.

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	21

Selected financial data

Quarterly information

		in thousands of dollars,
		except per share amounts
	Q2 2022	Q1 2022	Q4 2021	Q3 2021	Q2 2021	Q1 2021	Q4 2020	Q3 2020
	05/31/22	02/28/22	11/30/21	08/31/21	05/31/21	02/28/21	11/30/20	08/31/20
	$	$	$	$	$	$	$	$
Interest and other income	2	2	2	4	5	5	5	8
Mineral properties and feasibility study expenses	—	—	—	—	—	—	91	232
Operating expenses	1,497	3,115	1,879	1,596	1,718	3,401	2,209	2,098
Share of loss on equity investment	2,460	1,910	4,190	6,072	1,700	1,120	1,022	1,094
Loss for the period	(4,074)	(5,023)	(6,067)	(7,664)	(3,413)	(4,516)	(3,226)	(3,184)
Loss per common share – basic	(0.03)	(0.03)	(0.05)	(0.05)	(0.02)	(0.03)	(0.04)	(0.02)
Loss per common share – diluted	(0.03)	(0.03)	(0.05)	(0.05)	(0.02)	(0.03)	(0.01)	(0.01)

Factors that can cause fluctuations in our quarterly results include our general and administrative expenses, stock option vesting and the type of programs conducted and length of the field season at the UKMP. Project related costs may cause fluctuations in our quarterly results through our share of losses on equity investment where we record 50% of the net operating loss of Ambler Metals.

For the second quarter of 2022, we reported a comprehensive loss of $4.1 million, which consisted of $1.5 million in operating expenses, $2.5 million for Trilogy’s 50% share of Ambler Metals’ operating loss and $0.1 million in mineral properties that were written off during the quarter. In the second quarter of 2021, we recognized a comprehensive loss of $3.4 million which consisted of $1.7 million in operating expenses and $1.7 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the second quarter of 2021, our pro rata share of the joint venture’s operating loss is $0.8 million higher for the second quarter of 2022.  The increase is primarily due to increased funding for the AAP, engineering and project related salaries and wages in comparison to the second quarter of 2021. The $0.2 million decrease in operating expenses for the current period versus the comparative is primarily due to cost savings strategies implemented during the period after management review of discretionary items in general and administrative expenses, investor relations and professional fees. Furthermore, during the second quarter of 2022, in an effort to preserve cash, the executive team received stock-based compensation in lieu of salaries, further contributing to the reduction in operating expenses versus the comparative period.

For the first quarter of 2022, we reported a comprehensive loss of $5.0 million, which consisted of $3.1 million in operating expenses and $1.9 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the first quarter of 2021, we reported a comprehensive loss of $4.5 million which consisted of $3.4 million in operating expenses and $1.1 million for Trilogy’s share of Ambler Metals’ operating loss. When compared to the first quarter of 2021, our pro rata share of the joint venture’s operating loss was $0.8 million higher for the first quarter of 2022 as it included pre-development costs incurred by Ambler Metals for the Ambler Access Project. The $0.3 million decrease in operating expenses for the first quarter of 2022 versus the comparative was primarily due to a decrease of $0.2 million in stock-based compensation during the first quarter of 2022. The remaining $0.1 million in cost reduction was spread over the general and administrative, investor relations, professional fees and salaries cost categories.

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	22

For the fourth quarter of 2021, we reported a comprehensive loss of $6.1 million, which consisted of $1.9 million in operating expense and $4.2 million for Trilogy’s share of Ambler Metals’ operating loss. In the fourth quarter of 2020, we reported a comprehensive loss of $3.2 million which consisted of $3.1 million in operating expenses and $1.0 million for Trilogy’s share of Ambler Metals’ operating loss, all offset by $0.9 million in services agreement income charged to Ambler Metals. When compared to the fourth quarter of 2020, our pro rata share of the joint venture’s operating loss was $3.2 million higher as the fourth quarter results included project activity costs that Ambler Metals incurred to complete the 2021 drill program as well as pre-development costs for the Ambler Access Project for which there were no fourth quarter 2020 comparatives. When compared to the fourth quarter of 2020, the operating expenses were $1.2 million lower. The decrease was primarily due to a $0.9 million reduction in salaries as Trilogy provided technical services to Ambler Metals per the Services Agreement during the comparative period. In addition, there was $0.1 million in cost savings for professional fees as the comparative included additional legal fees for corporate matters and tax consulting charges. Lastly, stock-based compensation was $0.1 million lower in the fourth quarter of 2021 as the comparative included a RSU grant that vested during the fourth quarter of 2020.

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

Liquidity and capital resources

We expended $2.9 million on operating activities during the six-month period ending May 31, 2022 with the majority of cash spent on corporate salaries, annual insurance renewal, annual fees paid to the Toronto Stock Exchange and the NYSE American Exchange and professional fees related to our annual regulatory filings with the American and Canadian securities commissions.

At May 31, 2022, we had $3.5 million in cash and cash equivalents and working capital of $3.4 million. The Company continues to manage its cash expenditures through its working capital.  Management continues to review the fiscal 2022 budget for cash preservation opportunities and has reduced cash expenditures where feasible, including but not limited to, reductions in marketing and investor conferences and office expenses. In addition, the Company’s Board of Directors have agreed to take all of their fees in shares of the Company in an effort to preserve cash and increase share ownership. The Company’s senior management team are also taking a portion of their base salaries in shares of the Company to preserve cash.  Management believes that the combination of these cost reduction efforts results in sufficient cash to fund the Company’s operations for the next twelve months.

All project related costs are funded by the joint venture. Amber Metals is well funded to advance the UKMP with $52.8 million in cash and $53.5 million loan receivable from South32 as at May 31, 2022. Subsequent to the quarter end, South32 paid the full balance of the loan, consisting of $53.1 million principal and $0.5 million interest, resulting in Ambler Metals having over $100 million in Cash. There are sufficient funds at the joint venture to fund the updated budgets for the UKMP of $26.2 million and the Ambler Access Project of $15.4 million for fiscal 2022. Trilogy does not anticipate having to fund the activities of Ambler Metals until the current cash balance of approximately $100 million is expended.

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	23

Future cash requirements may vary materially from current expectations. The Company will need to raise additional funds in the future to support its operations and administration expenses. Future sources of liquidity may include equity financing, debt financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At July 5, 2022, we had 145,853,395 common shares issued and outstanding. At July 5, 2022, we had outstanding, 12,187,150 stock options with a weighted-average exercise price of CDN$2.50, as well as 1,507,656 DSUs, 257,268 RSUs, and 11,927 NovaGold Resources Inc. (“NovaGold”) DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. Upon exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 13,954,061 common shares.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	24

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of May 31, 2022. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	25

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended May 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	26

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

The volatile global economic environment has created market uncertainty and volatility in recent years. This global economic uncertainty has negatively affected the mining and minerals sectors in general, and the Company’s market capitalization has been reduced in periods of market instabilities. Many industries, including the mining industry, are impacted by these market conditions. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect the Company’s growth and profitability. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of metal prices, geopolitical instability (including events such as the Russian invasion of Ukraine), terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact the Company’s ability to obtain equity or debt financing in the future on terms favorable to the Company or at all. In such an event, the Company’s operations and financial condition could be adversely impacted.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	27

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 6, 2022	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini

President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders

Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended May 31, 2022	29