Form 10-Q
period 2022-08-31
Trilogy Metals Inc.
filed 2022-10-05
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2022

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

As of October 5, 2022, the registrant had 146,225,035 Common Shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

		in thousands of US dollars
	August 31, 2022	November 30, 2021
	$	$
Assets
Current assets
Cash and cash equivalents	3,133	6,308
Accounts receivable	11	19
Deposits and prepaid amounts	487	285
	3,631	6,612

Investment in Ambler Metals LLC (note 3)	146,819	160,063
Fixed assets	14	29
Mineral properties	—	119
Right of use asset (note 5 (a))	361	482
	150,825	167,305
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	502	852
Current portion of lease liability	190	179
	692	1,031

Long-term portion of lease liability (note 5 (b))	85	235
	777	1,266
Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value Issued – 145,868,502 (2021 – 144,451,485)	181,945	180,820
Contributed surplus	122	122
Contributed surplus – options (note 6(a))	27,327	25,990
Contributed surplus – units (note 6(b))	2,294	1,712
Deficit	(61,640)	(42,605)
	150,048	166,039
	150,825	167,305

Commitments (note 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	3

`

Trilogy Metals Inc.

Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

	in thousands of US dollars, except share and per share amounts
	For the three months ended		For the nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
	$	$	$	$
Expenses
Amortization	4	5	15	16
Exploration expenses	11	130	11	130
Foreign exchange loss (gain)	(11)	(31)	(7)	44
General and administrative	279	425	1,014	1,188
Investor relations	18	170	155	440
Professional fees	131	123	568	627
Salaries	172	365	847	1,210
Salaries and directors expense – stock-based compensation	562	409	3,146	3,081
Total expenses	1,166	1,596	5,749	6,736
Other items
Gain on disposition of mineral property	(84)	—	(84)	—
Interest and other income	(11)	(4)	(15)	(13)
Services agreement income	—	—	—	(22)
Share of loss on equity investment (note 3(b))	8,925	6,072	13,295	8,892
Write off mineral properties	(58)	—	90	—
Comprehensive loss for the period	(9,938)	(7,664)	(19,035)	(15,593)
Basic loss per common share	(0.07)	(0.05)	(0.13)	(0.11)
Diluted loss per common share	(0.07)	(0.05)	(0.13)	(0.11)
Basic weighted average number of common shares outstanding	145,865,847	144,447,463	145,555,376	144,347,948
Diluted weighted average number of common shares outstanding	145,865,847	144,447,463	145,555,376	144,347,948

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	4

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2020	144,137,850	179,746	122	23,303	1,585	(20,945)	183,811
Exercise of options	76,635	334	—	(334)	—	—	—
Stock-based compensation	—	—	—	2,112	36	—	2,148
Earnings for the period	—	—	—	—	—	(4,516)	(4,516)
Balance – February 28, 2021	144,214,485	180,080	122	25,081	1,621	(25,461)	181,443
Exercise of options	232,000	308	—	(202)	—	—	106
Stock-based compensation	—	—	—	488	36	—	524
Loss for the period	—	—	—	—	—	(3,413)	(3,413)
Balance – May 31, 2021	144,446,485	180,388	122	25,367	1,657	(28,874)	178,660
Exercise of options	5,000	4	—	(1)	—	—	3
Stock-based compensation	—	—	—	384	25	—	409
Loss for the period	—	—	—	—	—	(7,664)	(7,664)
Balance - August 31, 2021	144,451,485	180,392	122	25,750	1,682	(36,538)	171,408

Balance – November 30, 2021	145,009,811	180,820	122	25,990	1,712	(42,605)	166,039
Exercise of options	31,674	50	—	(32)	—	—	18
Restricted Share Units	391,332	650	—	—	(650)	—	—
Joint venture contribution	31,469	51	—	—	—	—	51
Stock-based compensation	—	—	—	864	1,001	—	1,865
Loss for the period	—	—	—	—	—	(5,023)	(5,023)
Balance – February 28, 2022	145,464,286	181,571	122	26,822	2,063	(47,628)	162,950
Exercise of options	50,000	26	—	10	—	—	36
Restricted Share Units	110,000	113	—	—	(113)	—	—
Stock-based compensation	—	—	—	274	229	—	503
Loss for the period	—	—	—	—	—	(4,074)	(4,074)
Balance – May 31, 2022	145,624,286	181,710	122	27,106	2,179	(51,702)	159,415
Restricted Share Units	244,216	235	—	—	(235)	—	—
Stock-based compensation	—	—	—	221	350	—	571
Loss for the period	—	—	—	—	—	(9,938)	(9,938)
Balance – August 31, 2022	145,868,502	181,945	122	27,327	2,294	(61,640)	150,048

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	5

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the nine months ended
	August 31, 2022	August 31, 2021
	$	$
Cash flows used in operating activities
Loss for the period	(19,035)	(15,593)
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	15	16
Office lease accounting	(13)	(10)
Gain on disposal of mineral property	(84)	—
Loss on equity investment in Ambler Metals LLC (note 3(b))	13,295	8,892
Unrealized foreign exchange (gain) loss	(1)	18
Stock-based compensation	2,939	3,081
Write off mineral properties	90	—
Net change in non-cash working capital
Decrease in accounts receivable	8	113
Increase in deposits and prepaid amounts	(231)	(297)
Decrease in accounts payable and accrued liabilities	(350)	(503)
Total cash flows used in operating activities	(3,367)	(4,283)
Cash flows from financing activities
Proceeds from exercise of options	54	109
Total cash flows from financing activities	54	109
Cash flows from investing activities
Mineral claims	—	(119)
Proceeds from disposition of mineral property	142
Total cash flows from (used in) investing activities	142	(119)
Decrease in cash and cash equivalents	(3,171)	(4,293)
Effect of exchange rate on cash and cash equivalents	(4)	(1)
Cash and cash equivalents – beginning of period	6,308	11,125
Cash and cash equivalents – end of the period	3,133	6,831

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	6

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

At August 31, 2022, we had $3.1 million in cash and cash equivalents and working capital of $2.9 million. The Company continues to manage its cash expenditures through its working capital including cash preservation efforts related to Director and management compensation. We believe our existing cash resources will provide sufficient funds to carry out our planned operations for the 12-months from the date that our consolidated financial statements are issued.

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

These unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of August 31, 2022 and our results of operations and cash flows for the nine-month period ended August 31, 2022 and August 31, 2021. The results of operations for the nine-month period ended August 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2022.

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

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 4, 2022.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	7

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

Ambler Metals is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as at August 31, 2022, totaled $146.8 million.

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $17.9 million for the three-month period ending August 31, 2022 (2021 - $12.1 million) and $26.6 million for the nine-month period ending August 31, 2022 (2021 - $17.8 million). During the nine-month period ending August 31, 2022, Trilogy made a $51,000 equity contribution to Ambler Metals through the issuance of 31,469 common shares of the Company as part of the long-term incentive compensation for an Ambler Metals executive. Likewise, South32 made an equivalent equity contribution to Ambler Metals for $51,000 in cash for their 50% share. The carrying value of Trilogy’s 50% investment in Ambler Metals as at August 31, 2022 is summarized on the following table.

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	8

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

in thousands of dollars
$
November 30, 2021, Investment in Ambler Metals	160,063
Joint venture equity contribution	51
Share of loss on equity investment for the nine-month period ending August 31, 2022	(13,295)
August 31, 2022, Investment in Ambler Metals	146,819

(c)	The following table summarizes Ambler Metals’ Balance Sheet as at August 31, 2022.

	in thousands of dollars
	August 31, 2022	November 30, 2021
	$	$
Total assets	126,360	149,374
Cash	93,532	61,205
Loan receivable from South32 (current and long-term)	—	55,355
Mineral properties	30,899	30,757
Total liabilities	(8,517)	(5,043)
Accounts payable and accrued liabilities	(7,789)	(4,148)
Members' equity (total assets less total liabilities)	117,843	144,331

South32 fully repaid the remaining loan balance on June 21, 2022.

(d) The following table summarizes Ambler Metals' loss for the three and nine-month period ending August 31, 2022.

			in thousands of dollars
	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
	$	$	$	$
Depreciation	32	22	77	55
Corporate salaries and wages	477	655	1,437	1,864
General and administrative	158	397	560	767
Mineral property expense	17,120	11,139	24,527	15,109
Professional fees	125	207	626	791
Foreign exchange (gain)/loss	10	(16)	5	4
Interest income	(72)	(260)	(642)	(807)
Comprehensive loss	17,850	12,144	26,590	17,783

(e)	Related party transactions

During the three-month period ended August 31, 2022, the Company transferred a mineral claim to Ambler Metals and received net proceeds of approximately $140,000.

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	9

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

4)    Accounts payable and accrued liabilities

		in thousands of dollars
	August 31, 2022	November 30, 2021
	$	$
Trade accounts payable	75	205
Accrued liabilities	148	105
Accrued salaries and vacation	279	542
Accounts payable and accrued liabilities	502	852

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2021	482
Net amortization	(121)
Balance as at August 31, 2022	361

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Nine months ended	Nine months ended
	August 31, 2022	August 31, 2021
	$	$
Operating lease costs	140	140
Variable lease costs	108	86
Total lease expense	248	226

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of August 31, 2022, the weighted-average remaining lease term is 1.8 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the nine-month period ending August 31, 2022 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $153,097.

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	10

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Future minimum payments relating to the lease recognized in our balance sheet as of August 31, 2022 are as follows:

in thousands of dollars
August 31, 2022
Fiscal year	$
2022	51
2023	205
2024	34
Total undiscounted lease payments	290
Effect of discounting	(15)
Present value of lease payments recognized as lease liability	275

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2021	145,009,811	180,820
Exercise of options	81,674	76
Restricted Share Units	745,548	998
Joint venture equity contribution (note 3(b))	31,469	51
August 31, 2022, issued and outstanding	145,868,502	181,945

(a)	Stock options

During the nine-month period ended August 31, 2022, the Company granted 1,734,500 stock options (2021 - 3,374,150 stock options) at an exercise price of CDN$2.21 (2021 - CDN$2.52) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to options granted in the period was CDN$0.94 (2021 - CDN$0.84). No stock options were granted during the second and third quarters.

For the nine-month period ended August 31, 2022, Trilogy recognized a stock-based compensation charge of $1.4 million (2021 - $2.98 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	11

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Assumptions used in the pricing model for the nine-month period ended August 31, 2022 are as provided below.

August 31, 2022
Risk-free interest rates	1.07%
Exercise price	CDN$2.28
Expected life	3 years
Expected volatility	60.6%
Expected dividends	Nil

As of August 31, 2022, there were 1,779,504 non-vested options outstanding with a weighted average exercise price of CDN$2.37; the non-vested stock option expense not yet recognized was $0.37 million. This expense is expected to be recognized over the next twelve months.

A summary of the Company’s stock option plan and changes during the nine-month period ended August 31, 2022 is as follows:

	August 31, 2022
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the fiscal year	10,539,324	2.54
Granted	1,734,500	2.21
Exercised	(81,674)	0.85
Expired	(5,000)	2.52
Balance – end of the period	12,187,150	2.50

During the six-month period ended May 31, 2022, the Company received net proceeds of $54,295 upon the exercise of 81,674 options. There were no stock options exercised during the third quarter.

The following table summarizes information about the stock options outstanding at August 31, 2022.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price (CDN$)	options	to expiry	CDN$	options	CDN$	options
$1.01 to $1.50	870,000	0.27	1.05	870,000	1.05	—
$2.01 to $2.50	2,599,500	3.59	2.26	1,676,498	2.29	923,002
$2.51 to $3.00	6,920,150	2.70	2.64	6,063,648	2.66	856,502
$3.01 to $3.41	1,797,500	2.31	3.03	1,797,500	3.03	—
	12,187,150	2.66	2.50	10,407,646	2.52	1,779,504

The aggregate intrinsic value of vested stock options (the market value less the exercise price) at August 31, 2022 was $Nil (2021 - $2.2 million) and the aggregate intrinsic value of exercised options for the nine-month period ending August 31, 2022 was $0.05 million (2021 - $0.63 million).

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	12

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company.  All units are accounted for as equity-settled awards.

A summary of the Company’s unit plans and changes during the nine-month period ending August 31, 2022 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the fiscal year	—	1,277,445
Granted	1,002,816	230,203
Vested	(745,548)	—
Balance – end of the period	257,268	1,507,648

For the nine-month period ending August 31 2022, Trilogy recognized a combined RSU and DSU stock-based compensation charge of $1.6 million (2021 - $0.10 million), net of estimated forfeitures.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at August 31, 2022 is limited to the Canadian dollar balances consisting of cash of approximately CDN$54,000, accounts receivable of approximately CDN$14,000 and accounts payable of approximately CDN$320,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $19,000.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	13

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Contractually obligated undiscounted cash flow requirements as at August 31, 2022 are as follows:

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	502	502	—	—	—
Office lease	290	204	86	—	—
	792	706	86	—	—

Included in accounts payable and accrued liabilities is $207,000 for accrued salaries and director fees that were settled, subsequent to the end of the third quarter, on September 1, 2022 through the issuance of common shares of the Company (note 9).

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash and cash equivalents. Based on balances as at August 31, 2022, a 1% change in interest rates would result in a negligible change in net loss, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

8)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b) above.

9) Subsequent event

On September 1, 2022 the Board of Directors and senior management were granted 344,323 RSUs in settlement of approximately $207,000 in accrued salaries and director fees, all vesting immediately. The grants were in support of an effort to preserve cash and increase share ownership by settling the cash component of director fees and a portion of senior management salaries in shares of the Company.

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended August 31, 2022

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	15

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates;
●	the potential impact of the novel coronavirus (COVID-19); and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	Risks related to the suspension by the BLM of the right-of-way permits with AIDEA relating to the Ambler access road to permit the Department of the Interior to carry out additional work on the environmental impact statement, and associated delays relating to such suspension;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	16

●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	risks related to increases in costs of fuel and other required supplies and concerns relating to supply chain and the ability to obtain needed supplies at a reasonable cost, or at all;
●	risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company’s business;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	17

●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated October 4, 2022 and provides an analysis of our unaudited interim financial results for the quarter ended August 31, 2022 compared to the quarter ended August 31, 2021.

The following information should be read in conjunction with our August 31, 2022 unaudited interim condensed consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2021. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	18

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

Joint venture project activities

2022 Exploration Season for the Upper Kobuk Mineral Projects

Field season activities at the UKMP Projects commenced in late May, with the camp opening on May 20 and drilling was completed on September 16.

The Bornite camp is expected to be fully shut down during the first week of October. The $26.2 million approved budget for Ambler Metals LLC, our 50/50 joint venture with South32 Limited, for this year was mainly spent on the summer field program, which included 10,739 meters of diamond drilling that prioritized advancing the Arctic Project with additional infill drilling to further improve the confidence in the resource and the completion of a geotechnical study to further de-risk the Arctic Project. Exploration outside of the Arctic deposit focused on discovering copper-rich satellite deposits near Arctic in the VMS Belt and the Cosmos Hills. The forecasted spend at Ambler Metals for the fiscal year is estimated to be approximately $28.5 million which is $2.3 million or 8.8% higher than budget.

For the 2022 Arctic field program, Ambler Metals completed 8,376 meters in 47 holes as part of an 8,400-meter infill program to increase confidence of the resource from the Indicated to Measured category. This includes five holes totaling 815 meters completed for the geotechnical assessment of Arctic that was initiated last year and two infill holes instrumented for the ongoing geohydrological assessment.

The 2022 exploration program for the Cosmos Hills and Ambler VMS Belt includes drilling of approximately 7 holes totaling 2,363 meters as well as detailed mapping and soil sampling to build on the work performed during the prior year. In addition, 1,350 meters of trenching was completed around Pardner Hill.

The Company expects to begin announcing drill results during the fourth quarter of 2022.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)

In a press release dated September 21, 2022, the Company provided an update on the AMDIAP. The BLM published in the Federal Register a Notice of Intent (“NOI”) that it will prepare a Supplemental Environmental Impact Statement (“SEIS”) for the proposed AMDIAP. The NOI includes a 45-day comment period on the SEIS, which will allow the BLM to determine if any additional impacts and resources related to previously identified deficiencies should be more thoroughly assessed. The NOI also indicated that input by Alaska Native Tribes and Corporations will continue to be of critical importance and that the BLM will continue to consult with these entities under applicable guidance. The BLM anticipates publishing a Draft SEIS during the second quarter of 2023, after which it will accept public comments on the Draft SEIS.

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	19

Summary of results

	in thousands of US dollars
	Three months ended		Nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Selected expenses	$	$	$	$
General and administrative	279	425	1,014	1,188
Investor relations	18	170	155	440
Professional fees	131	123	568	627
Salaries	172	365	847	1,210
Share of loss on equity investment	8,925	6,072	13,295	8,892

For the three-month period ended August 31, 2022, cash preservation strategies resulted in overall cash savings of $0.5 million in general and administrative expenses, investor relations, professional fees and salaries when compared to the three-month period ended August 31, 2021. The increase in our share of losses of Ambler Metals of $2.9 million was mainly due to an increase in mineral property expenses over the comparative quarter in the prior year from higher drilling and project support costs as well as higher pre-development costs for the Ambler Access Project.

For the nine-month period ended August 31, 2022, cash preservation strategies resulted in overall cash savings of $0.9 million in general and administrative expenses, investor relations, professional fees and salaries when compared to the nine-month period ended August 31, 2021. The increase in our share of losses of Ambler Metals of $4.4 million was mainly due to an increase in mineral property expenses over the comparative period in the prior year from higher drilling and project support costs as well as higher pre-development costs for the Ambler Access Project.

Liquidity and capital resources

We expended $3.4 million on operating activities during the nine-month period ending August 31, 2022 with the majority of cash spent on corporate salaries, professional fees related to our annual regulatory filings, annual insurance renewal, annual fees paid to the Toronto Stock Exchange and the NYSE American Exchange and with the American and Canadian securities commissions.

At August 31, 2022, we had $3.1 million in cash and cash equivalents and working capital of $2.9 million. The Company continues to manage its cash expenditures through its working capital.  Management continues to review the fiscal 2022 budget for cash preservation opportunities and has reduced cash expenditures where feasible, including but not limited to, reductions in marketing and investor conferences and office expenses. In addition, the Company’s Board of Directors have agreed to take all of their fees in shares of the Company in an effort to preserve cash and increase share ownership. The Company’s senior management team are also taking a portion of their base salaries in shares of the Company to preserve cash. Management believes that the combination of these cost reduction efforts results in sufficient cash to fund the Company’s operations for the next twelve months.

All project related costs are funded by the joint venture. Amber Metals is well funded to advance the UKMP with $93.5 million in cash and $85.8 million in working capital as at August 31, 2022. There are sufficient funds at the joint venture to fund this fiscal year’s budget for the UKMP and the Ambler Access Project. Trilogy does not anticipate having to fund the activities of Ambler Metals until the current cash balance $93.5 million is expended.

Future cash requirements may vary materially from current expectations. The Company will need to raise additional funds in the future to support its operations and administration expenses. Future sources of liquidity are likely in the form of an equity financing but may include debt financing, convertible debt, exercise of options, or other means. The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	20

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At October 4, 2022, we had 146,225,035 common shares issued and outstanding. At October 4, 2022, we had outstanding, 12,151,150 stock options with a weighted-average exercise price of CDN$2.51, as well as 1,560,737 DSUs, 257,268 RSUs, and 11,927 NovaGold Resources Inc. (“NovaGold”) DSUs for which the holder is entitled to receive one common share for every six NovaGold shares received. Upon exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 13,971,142 common shares.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	21

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of August 31, 2022. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended August 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	22

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	23

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

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	24

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 5, 2022	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini

President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders

Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended August 31, 2022	26