Form 10-K
period 2022-11-30
Trilogy Metals Inc.
filed 2023-02-14
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As at May 31, 2022, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $93.8 million. As of February 14, 2023, the registrant had 148,722,699 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2023, in connection with the registrant’s 2023 annual meeting of shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TRILOGY METALS INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Trilogy” refer to Trilogy Metals Inc., formerly NovaCopper Inc. (“Trilogy” or “Trilogy Metals”), a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2022.

CURRENCY

All dollar amounts are in United States currency unless otherwise stated. References to C$ or CDN$ refer to Canadian currency, and $ or US$ to United States currency.

FORWARD-LOOKING STATEMENTS

The information discussed in this Annual Report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and applicable Canadian securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating anticipated activity with respect to the Ambler Mining District Industrial Access Project (“Ambler Access Project” or “AAP”), the Company’s plans and expectations relating to the Upper Kobuk Mineral Projects (as defined herein), completion of transactions, market prices for precious and base metals, the results of the NI 43-101 Arctic Report and S-K 1300 Arctic Report (as defined herein) or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Access Project will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority (“AIDEA”) will build the AAP;

●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties and related cost increases;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred, indicated and measured mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	uncertainty related to successfully acquiring commercially mineable mineral rights;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	risks related to industry competition in the acquisition of exploration properties and the recruitment and retention of qualified personnel;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares (“Common Shares”), diluting voting power and reducing future earnings per share;

●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s Common Shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”); and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (“SEC”), Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

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

PART I

Item 1.     BUSINESS

Our principal business is the exploration and development of the Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or  “UKMP” or “UKMP Projects”) located in the Ambler mining district in Northwest Alaska, United States. The Upper Kobuk Mineral Projects are held by Ambler Metals LLC (“Ambler Metals”), a limited liability company owned equally by Trilogy and South32 Limited, and is comprised of the (i) Arctic Project, which contains a high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit (“Arctic Project”); and (ii) Bornite Project, which contains a carbonate-hosted copper - cobalt deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing the UKMP Projects through technical, engineering and feasibility studies so that production decisions can be made on those projects. Our interest in Ambler Metals is held by a wholly-owned subsidiary, NovaCopper US Inc. (dba Trilogy Metals US) (“Trilogy Metals US”), registered to do business in the State of Alaska. We also conduct early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

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

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiaries at November 30, 2022. All ownership is 100% unless otherwise stated.

On February 11, 2020, the Company’s Upper Kobuk Mineral Projects were transferred to Ambler Metals, a newly incorporated limited liability company incorporated under the laws of Delaware. Each of Trilogy and South32 hold a 50% interest in Ambler Metals. All mineral resources and mineral reserve estimates with respect to the Arctic Project and Bornite Project that are disclosed in this Annual Report on Form 10-K are reported on a 100% basis unless otherwise noted. See “Significant Developments in 2020”.

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

Trilogy’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration and advancement of the Bornite Project with our joint venture partner, South32, and through the pursuit of similarly attractive mining projects. We plan to:

●	advance the Arctic Project towards development with key activities including increased definition of the NI 43-101 mineral resources and reserves contained in the Arctic FS, additional metallurgical and geotechnical studies and the advancement of baseline environmental studies;

●	advance exploration in the Ambler mining district and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and
●	pursue project level or corporate transactions that are value accretive.

Significant Developments in 2022

●	On January 11, 2022, the Company announced the 2022 program and budget of approximately $28.5 million for the advancement of the Upper Kobuk Mineral Projects (“UKMP”) located in Northwestern Alaska. The budget is 100% funded by Ambler Metals.
●	On January 20, 2022, the Company announced an updated mineral resource for the Bornite Project.
●	On February 7, 2022, the Company announced that the AIDEA had formally approved the proposed plan and budget for the 2022 summer field season activities and services of up to $30.8 million for the Ambler Access Project. The cost will be shared 50/50 by AIDEA and Ambler Metals.
●	On February 23, 2022, the Company announced that the United States Department of the Interior (“DOI”) filed a motion to remand the Final Environmental Impact Statement (“FEIS”) and suspend the right-of-way permits issued to AIDEA for the Ambler Access Project. The DOI has stated that the suspension of the road permits will allow it to carry out additional supplemental work on the FEIS. The motion also indicated that the DOI has requested that the lawsuits filed against the DOI by a coalition of national and Alaska environmental non-government organizations be suspended. The lawsuits had been filed in response to the United States Bureau of Land Management’s (“BLM”) issuance of the Joint Record of Decision (“JROD”), that authorized a right-of-way across federally managed lands for AIDEA and the AAP.
●	On June 8, 2022, the Company announced that Ambler Metals had commenced mobilization for the upcoming exploration field program at the UKMP.
●	On September 21, 2022, the Company announced that the BLM had published in the Federal Register a Notice of Intent (“NOI”) that it will prepare a Supplemental Environmental Impact Statement (“SEIS”) for the proposed Ambler Mining District Industrial Access Road. The NOI indicates that:
●	The BLM will accept comments related to the SEIS for 45 days so that the BLM can determine which, if any, additional impacts and resources related to identified deficiencies should be more thoroughly assessed to facilitate integrating the BLM’s National Environmental Policy Act (“NEPA”) analysis with its ongoing Alaska National Interest Lands Conservation Act Section 810 and National Historic Preservation Act Section 106 processes;
●	Input by Alaska Native Tribes and Corporations will continue to be of critical importance and that BLM will continue to consult with these entities under applicable guidance; and
●	Preparation of the SEIS in compliance with NEPA will additionally help the BLM to fulfill its obligations under applicable law.
●	On November 23, 2022, the Company announced that the BLM submitted a status report in accordance with the Voluntary Remand dated May 17, 2022 stating that the comment period ended on November 4, 2022 for the scoping process of the SEIS and that the BLM currently anticipates publishing a draft SEIS during the second quarter of calendar year 2023, which will be open for public comment upon publication. The BLM also anticipates publishing a final SEIS, conducting final pre-decision consultation with Alaska Native Tribes and Corporations, and issuing a Record of Decision, all within the fourth quarter of calendar year 2023.

Significant Developments in 2021

●	On January 6, 2021, the BLM, the National Park Service and the AIDEA signed Right-of-Way agreements giving AIDEA the ability to cross federally owned and managed lands along the route for the Ambler Road Project approved in the Joint Record of Decision. The agreements grant a 50-year right-of-way on federally owned and managed land by the federal agencies for the future development of the Ambler Mining District Industrial Access Road. The authorizing documents with the two agencies are the final federal permits required for the Ambler Road Project.
●	In a press release dated February 11, 2021, the Company announced its approval for Ambler Metals to enter into an Ambler Access Development Agreement (the “Development Agreement”) with AIDEA. The Development Agreement defines how AIDEA and Ambler Metals will work cooperatively together on the pre-development work for the Ambler Access Project to address funding and oversight of the project’s feasibility and permitting activities until the parties reach a decision on the construction of the project. The cost of the pre-development work and activities will be paid 50% by AIDEA and 50% by Ambler Metals based on an annually agreed program and budget. Under the Development Agreement, Ambler Metals and AIDEA agree to contribute up to $35 million each for pre-development costs of the Ambler Access Project through December 31, 2024.
●	In a press release dated April 19, 2021, the Company announced that the AIDEA had formally approved the proposed plan and budget for the 2021 summer field season activities and services of up to $13 million for the Ambler Access Project. The cost was to be shared 50/50 by AIDEA and Ambler Metals. The Board of AIDEA authorized up to $6.5 million for field season activities. These funds were to be matched by up to another $6.5 million from Ambler Metals under the terms of the Ambler Access Development Agreement that was approved by the AIDEA Board on February 10, 2021 and subsequently executed by both parties, resulting in a total budget for 2021 of up to $13 million. The AAP is a proposed 211-mile, east-west running controlled industrial access road that would provide industrial access to the Ambler Mining District in northwestern Alaska.
●	In a press release dated May 17, 2021, the Company announced that Ambler Metals had finalized the details of the 2021 exploration field program at the UKMP for the previously approved $27 million exploration budget. The exploration program was aligned with a strategy developed by the Company and South32 which prioritizes the exploration budget within the UKMP. The strategy defines a program that advances the highest priority projects and exploration targets, both VMS and Carbonate-Hosted Copper (“CHC”), ranging from early-stage geophysical anomalies that were identified during the 2019 airborne Versatile Time Domain Electromagnetic (“VTEM”) survey to advanced VMS and CHC prospects with historical resources. The site camp opened on June 1, 2021.

Significant Developments in 2020

●	On April 10, 2017, we entered into an option agreement, as amended (the “South32 Option Agreement”) with South32 Group Operations Pty Ltd (“South32 Operations”), a wholly-owned subsidiary of South32 Limited, which agreement was later assigned by South32 Operations to its affiliate, South32 USA Exploration Inc. (together with South32 Operations, “South32”). The South32 Option Agreement granted to South32 a three-year option to form a 50/50 joint venture with respect to Trilogy’s Alaskan assets which includes the Upper Kobuk Mineral Projects. South32 was required to contribute a minimum of $10 million each year, for a maximum of three years, to keep the option in good standing (the “Initial Funding”). If South32 elected to exercise the option, the subscription price less certain deductions for Initial Funding was to be paid in one tranche within 45 business days. Had South32 not made its annual minimum payment or elected to withdraw, the option would lapse and South32 would have no claim to ownership or to the funds it had already spent. In order to exercise its option to form the Joint Venture, South32 was required to contribute a minimum of $150 million, plus (i) any amounts Trilogy spent on matched parallel funding to a maximum of $16 million over the three year period and (ii) $10 million, less the amount of the Initial Funding contributed by South32. On December 19, 2019, we announced in a press release that South32 had exercised its option to acquire a 50% interest in a joint venture company to be named “Ambler Metals LLC” which now owns the UKMP Projects.
●	On February 11, 2020, we announced that the formation of Ambler Metals had completed, with the Company contributing its assets associated with the UKMP Projects, and South32 contributing a subscription price payment of US$145 million, to the joint venture.
●	In a press release dated February 26, 2020, the Company announced that Ambler Metals had approved a 2020 program budget of $22.8 million for the advancement of the UKMP Projects. The budget was to be 100% funded by Ambler Metals. The 2020 program budget included 10,000 meters of drilling at the Arctic Project, 2,500 meters of drilling within the Ambler VMS belt and geological mapping and geochemical soil sampling at the Bornite Project.
●	Subsequent to the approval of the 2020 program budget, the Company and its joint venture partner, South32, decided not to proceed with the 2020 exploration program after assessing the coronavirus (COVID-19) environment. Ambler Metals gave due consideration to the merits of carrying out an abridged work program at the UKMP Projects. However, given the continued uncertainty resulting from COVID-19, ongoing safety concerns (despite added safety protocols including physical distancing, protective equipment and testing) and the fact that, due to COVID-19, the planned field season had already been delayed to the point at which any field season would provide limited critical path benefits, the decision was made not to proceed with a 2020 field season.
●	On April 20, 2020, we issued a press release announcing the appointment of Tony Giardini as President and Chief Executive Officer effective June 1, 2020. Mr. Giardini has been a director of the Company since 2012 when the Company was formed and will continue to be an executive director. James (Jim) Gowans, the Interim President and Chief Executive Officer, remained in his role as a director of the Company.
●	In a press release dated July 23, 2020, the Company, along with our joint venture partner, South32, announced the signing of the Record of Decision by BLM for the Ambler Access Project. The Record of Decision approves the development of the northern route, which is to be a 211-mile private gravel access road in the southern Brooks Range foothills to provide industrial access to the Ambler Mining District.
●	In a press release dated August 20, 2020, the Company announced the positive results of its feasibility study for the Arctic Project (the “2020 Arctic FS”). The 2020 Arctic FS was prepared on a 100% ownership basis, of which Trilogy’s share is 50%. The 2020 Arctic FS describes the technical and economic viability of establishing a conventional open-pit copper-zinc-lead-silver-gold mine and mill complex for a 10,000 tonne per day operation for a minimum 12-year mine life. See the 2020 Arctic Report (as defined below) and “Properties” for additional information.
●	On August 25, 2020, we issued a press release to announce that the board of Ambler Metals had appointed Ramzi Fawaz as President and Chief Executive Officer of Ambler Metals effective as of September 1, 2020. Mr Fawaz joined Ambler Metals from Newmont Corporation (“Newmont”) where he was Senior Vice President Projects from February 2011 to October 2019, with responsibility for the development and execution of Newmont’s major gold and copper projects globally.
●	On September 3, 2020, we issued a press release announcing that the Company had hired Richard Gosse as Vice President Exploration of the Company with immediate effect.
●	On October 2, 2020, we filed the technical report for the Company’s Arctic Project entitled “Arctic Feasibility Study Alaska, USA NI 43-101 Technical Report" with an effective date of August 20, 2020, prepared by Ausenco Engineering Canada Inc., Wood Canada Limited and SRK Consulting (Canada) Inc. (the “2020 Arctic Report”).

The technical report describes the 2020 Arctic FS on the Arctic Project as discussed above. The 2020 Arctic Report has been superseded by the Company’s NI 43-101 Arctic Report (as defined below).
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

Employees

As of November 30, 2022, we had 5 full-time employees, all of whom were employed at our executive office in Vancouver, BC.  We have entered into executive employment agreements with the CEO and CFO (each as defined herein).  In the past, the number of individuals we employed fluctuated throughout the year depending on the season; however, during 2020, we contributed the UKMP Projects to Ambler Metals and no longer directly employ any seasonal staff.

Information About Our Executive Officers

As of November 30, 2022, we had two executive officers, namely Tony Giardini and Elaine Sanders.  The following information is presented as of November 30, 2022.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Tony Giardini British Columbia, Canada Director, President and Chief Executive Officer	63	June 1, 2020(1)	Chief Executive Officer of Trilogy (2020 – present); President of Ivanhoe Mines Ltd. (May 2019 – March 2020); Chief Financial Officer of Kinross Gold Corporation (December 2012 - April 2019)
Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	53	January 30, 2012(2)	Vice President and Chief Financial Officer of Trilogy (2012 – present); Corporate Secretary of Trilogy (2011 – present)

(1)	Mr. Giardini was appointed President and Chief Executive Officer on June 1, 2020.
(2)	Ms. Sanders was appointed Chief Financial Officer on January 30, 2012. She became a full-time employee of the Company on November 13, 2012.

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

We cannot provide assurances that the proposed AAP that would provide access to the Ambler mining district will be built, that it will be built in a timely manner, that the cost of accessing the proposed road will be reasonable, that it will be built in the manner contemplated, or that it will sufficiently satisfy the requirements of the Upper Kobuk Mineral Projects. The proposed AAP requires significant permitting and approvals, and the JROD issued in 2020 is currently subject to lawsuits which could delay or prevent the project. Further, changes in the U.S. federal administration may result in changes in interpretations or priorties which may further delay or prevent the proposed AAP.

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

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the years ending November 30, 2015, 2016, 2017, 2020 and 2021 but we believe we were a PFIC for the years ending November 30, 2018, 2019 and 2022 and may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. Holder’s (as defined below under Certain U.S. Federal Income Tax Considerations – U.S. Holders”) holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “QEF Election” or a “Mark-to-Market Election” (each as defined below under “Certain U.S. Federal Income Tax Considerations – Default PFIC Rules under Section 1291 of the Code”).  A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders.  A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein.  This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

Trilogy’s principal business is the exploration and development of the Upper Kobuk Mineral Projects located in the Ambler mining district in Northwest Alaska, United States. The Upper Kobuk Mineral Projects are held by Ambler Metals LLC (“Ambler Metals”), a limited liability company owned equally by Trilogy and South32 Limited, and is comprised of the (i) Arctic Project, a development stage property, which contains a high-grade polymetallic volcanogenic massive sulfide deposit; and (ii) Bornite Project, an exploration stage property, which contains a carbonate-hosted copper - cobalt deposit.

Mineral Resource Summary Table as of November 30, 2022

Project	Resource	Tonnage	Average Grade					Contained Metal Content
			Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Alaska	Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Arctic – 50% Attributable Interest	Inferred	2.25	1.92	0.70	2.93	0.43	35.6	94.5	34.5	144	31	2.5
Bornite – 50% Attributable Interest	Inferred	101.3	1.46					3,257

Notes:

1.	Mineral Resources are current as of November 30, 2022 and were verified by a Wood QP.
2.	Mineral Resources were prepared in accordance with the standards and definitions of S-K 1300 and represent first-time disclosure of Mineral Resources under S-K 1300 standards and definitions.
3.	The Mineral Resource estimate is reported exclusive of those Mineral Resources that were converted to Mineral Reserves.
4.	Trilogy Metals’ 50% attributable interest is stated in the table.
5.	Figures may not sum due to rounding.
6.	The mineral resources are reported in place (point of reference).

Arctic Notes:

7.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1,300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and general and administrative costs. The assumed average pit slope angle is 43º.
8.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell and a second pass of mineral resource tabulation was performed exterior to the constraining resource pit and interior to the constraining reserve pit which is included in the Mineral Resource tabulation.
9.	The cut-off grade is 0.5% copper equivalent: CuEq = (Cu% x 0.92) + (Zn% x 0.290) + (Pb% x 0.231) + (Au g/t x 0.398) + (Ag g/t x 0.005).

Bornite Notes:

10.	Mineral resources are constrained by: an open pit shell at a cut-off grade of 0.5% Cu, with an average pit slope of 43 degrees; and underground mining shapes with a cut-off grade of 1.79% Cu. The cut-off grades include the considerations of a $4.05/lb Cu price, process recovery of 87.2%, open pit mining costs of $3.21/t mined, underground mining cost of $73.62/t mined, process cost of $19.14/t processed, G&A cost of $4.14/t processed, treatment, refining, sales cost of $0.73/lb Cu in concentrate, road use cost of $8.04/t processed, 2% NSR royalty.

Mineral Reserve Estimate as of November 30, 2022 for the Arctic Project, Alaska USA

Classification	Tonnage	Average Grade
	Mt	Cu (%)	Pb (%)	Zn (%)	Au (g/t)	Ag (g/t)
Probable Mineral Reserves – 50% Attributable Interest	23.35	2.11	0.56	2.90	0.42	31.8

Notes:

1.	Mineral Reserves estimates are current as of November 30, 2022 and were prepared by a Wood QP.
2.	Mineral Reserves were estimated assuming open pit mining methods and include a combination of internal and contact dilution. Total dilution is expected to be between 30% and 40%. Pit slopes vary by sector and range from 26° to 56°. A marginal NSR cut-off of $38.8 /t is used.
3.	Mineral Reserves are based on prices of $3.46/lb Cu, $0.91/lb Pb, $1.12/lb Zn, $1,615/oz Au, and $21.17/oz Ag.
4.	Variable process recoveries averaging 92% Cu in Cu concentrate, 62% Pb in Pb concentrate, 88% Zn in Zn concentrate, 47% Au in Cu concentrate, 33% Ag in Cu concentrate, 26% Au in Pb concentrate and 49% Ag in Pb concentrate.
5.	Mineral Reserves are based on mining cost of $2.52/t incremented at $0.02/t/5m and $0.012/t/5m below and above 790 m elevation, respectively.
6.	Costs applied to processed material following: process operating cost of $18.31/t, G&A of $5.83/t, sustaining capital cost of $2.37/t, closure cost of $4.27/t, road toll cost of $8.04/t.
7.	Strip ratio (waste:ore) is 7.3:1.
8.	Selling terms following: payables of 96.5% of Cu, 95% of Pb and 85% of Zn, treatment costs of $80/t Cu concentrate, $160/t Pb concentrate and $215/t Zn concentrate; refining costs of $0.08/lb Cu in Cu concentrate, and$10/oz Au, $1.25/oz Ag in Pb concentrate; and transport cost $270.98/t concentrate.
9.	Fixed royalty percentage of 1% NSR.
10.	Trilogy Metals’ 50% attributable interest is stated in the table.
11.	The point of reference for the Mineral Reserves is defined at the point where the ore is delivered to the processing plant.
12.	The metal prices and costs were fixed over the 13-year mine life.

The following descriptions summarize selected information about the Upper Kobuk Mineral Projects, which are located in the Ambler mining district of Alaska and include the Arctic Project and the Bornite Project. The Arctic Project and the Bornite Project are held by Ambler Metals, of which Trilogy holds a 50% interest. All mineral resources and mineral reserve estimates with respect to the Arctic Project and Bornite Project that are disclosed in this Annual Report on Form 10-K are reported on a 100% basis unless otherwise noted. Please also see “Management’s Discussion and Analysis—Project Activities” for more information on the development and nature of our interest in the Upper Kobuk Mineral Projects.

The Company’s book value of its investment in the Upper Kobuk Mineral Projects is $142.8 million as of November 30, 2022.

Arctic Project

The Company is subject to and required to disclose mineral resources and mineral reserves in accordance with Subpart 229.1300 of Regulation S-K – Disclosure by Registrants Engaged in Mining Operations (“S-K 1300”). While the S-K 1300 rules are similar to National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) rules in Canada, they are not identical and therefore two reports have been produced for the Arctic Project. The information in Item 2, Properties, contains pertinent information required under both NI 43-101 and S-K 1300.

Except as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from the (i) 2023 S-K 1300 report for Arctic titled “Arctic Project Technical Report Summary, Ambler Mining District, Alaska” dated November 30, 2022 prepared by Ausenco Engineering Canada Inc., Wood Canada Limited,  SRK Consulting (Canada) Inc. and Brown and Caldwell, each of whom are not affiliated with Trilogy  (“S-K 1300 Arctic Report”) and the (ii) 2023 Arctic Report titled “Arctic Project NI 43-101 Technical Report on Feasibility Study, Ambler Mining District, Alaska” with an effective date of January 20, 2023, prepared by Ausenco Engineering Canada Inc., Wood Canada Limited, SRK Consulting (Canada) Inc. and Brown and Caldwell (“NI 43-101 Arctic Report”).  The information regarding the Arctic Project is based on assumptions, qualifications and procedures which are not fully described herein.  Reference should be made to the full text of the S-K 1300 Arctic Report and the NI 43-101 Arctic Report which has been filed, as applicable, with the relevant US and Canadian securities regulatory authorities.  The NI 43-101 Arctic Report is available for review on SEDAR at www.sedar.com and the S-K 1300 Arctic Report is available for review on EDGAR at www.sec.gov.

Arctic Project Description, Location and Access

Project Description

NovaGold acquired the Arctic Project from Kennecott Exploration Company and Kennecott Arctic Company (collectively, “Kennecott”) in 2004. In 2011, NovaGold transferred all copper projects to NovaCopper Inc. and spun-out NovaCopper to its then existing shareholders in 2012. NovaCopper Inc. subsequently underwent a name change to Trilogy Metals Inc. in 2016. Under the Kennecott Purchase and Termination Agreement, Kennecott retained a 1% net smelter return (“NSR”) royalty that was subsequently sold by Kennecott. The 1% NSR runs with the lands and is purchasable at any time from the royalty holder for a one-time payment of $10 million.

The Arctic Project is directly held by Ambler Metals LLC (“Amber Metals”), in a 50/50 joint venture formed between South32 and Trilogy in February 2020. Upon the formation of the joint venture, Trilogy contributed all of its Alaskan assets, including the Arctic Project and the NANA Agreement, to Ambler Metals in exchange for a 50% membership interest and at the same time, South32 contributed $145 million in cash for a 50% membership interest.

The land tenure consists of 2,136 contiguous State claims totaling 230,736 acres (93,336 ha), including 905 40-acre claims, 1231 160-acre claims, and 18 Federal patented claims comprising 271.9 acres (110 ha) held in the name of Ambler Metals. Surface use of the private land held as Federal patented claims is limited only by reservations in the patents and by generally-applicable environmental laws. Surface use of State claims allows the owner of the mining claim to make such use of the surface as is “necessary for prospecting for, extraction of, or basic processing of minerals.”

NANA controls lands granted under the Alaska Native Claims Settlement Act to the south of the Arctic Project boundary. Ambler Metals and NANA are parties to the NANA Agreement that consolidates the parties’ land holdings into an approximately 190,929 ha land package and provides a framework for the exploration and development of the area. The NANA Agreement has a term of 20 years, with an option in favour of Ambler Metals to extend the term for an additional 10 years. If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, a decision is made to proceed with construction of a mine on the lands subject to the NANA Agreement, NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized from such project. In the event that NANA elects to exercise its back-in-right, the parties will, as soon as reasonably practicable, form a joint venture with NANA electing to participate between 16% to 25%, and Ambler Metals owning the balance of the interest in the joint venture. If Ambler Metals decides to proceed with construction of a mine on its own lands subject to the NANA Agreement, NANA will enter into a surface use agreement which will afford Ambler Metals access to the Arctic Project along routes approved by NANA. In consideration for the grant of such surface use rights, NANA will receive a 1% net smelter royalty on production and provide an annual payment on a per acre basis.

Location and Access

The Arctic Project is located in the Ambler mining district of the southern Brooks Range, in the Northwest Arctic Borough (“NWAB”) of Alaska. The Arctic Project is geographically isolated with no current road access or nearby power infrastructure. The Arctic Project is about 270 km east of the town of Kotzebue, 37 km northeast of the village of Kobuk, and 260 km west of the Dalton Highway, an all-weather State maintained public road, at geographic coordinates N67.17° latitude and W156.39° longitude and Universal Transverse Mercator (UTM) North American Datum (NAD) 83, Zone 4 coordinates 7453080N, 613110E.

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

History

Prospectors in search of gold, travelling up the Kobuk River in 1898-99 (Grinnell, 1901), found small gold placer deposits in the southern Cosmos Hills, south of the Arctic deposit, which were worked intermittently over the ensuing decades. Around this time, copper mineralization at Ruby Creek and Pardner Hill in the northern Cosmos Hills was explored using small shafts and adits (Smith and Eakin, 1911). In 1947, Rhinehart “Rhiny” Berg staked claims over the Ruby Creek prospects, carried out extensive trenching and the first diamond drilling, and constructed an airstrip for access (alaskamininghalloffame.org 2012).

Bear Creek Mining Company (“BCMC”), an exploration subsidiary of Kennecott, optioned the Ruby Creek property from Berg in 1957. The prospect became known as Bornite and Kennecott conducted extensive exploration over the next decade, culminating in the discovery of the high-grade No. 1 zone and the sinking of an exploration shaft to conduct underground drilling.

While exploring the Bornite deposit, BCMC carried out reconnaissance exploration throughout the western Brooks Range, including a large regional stream sediment survey in 1962. Initial follow up did not identify mineralization of interest however in 1965, Riz Bigelow (BCMC) and his team of geologists found boulders of massive sulphides at an anomaly (1400 ppm Cu) located 28 km northeast of Bornite that led to the discovery of outcropping mineralization the following year. The area was subsequently staked and, in 1967, nine core holes were drilled at the Arctic deposit, eight of which yielded massive sulphide intercepts over an almost 500-m strike length.

BCMC conducted intensive exploration on the property until 1977 and then intermittently through to 1998. No drilling or additional exploration was conducted on the Arctic Project between 1999 and 2003.

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

In 1987, Cominco acquired the claims covering the Sun and Smucker deposits from Anaconda. Teck Resources Limited, as Cominco’s successor company, continues to hold the Smucker deposit. In 2007, Andover Mining Corporation purchased a 100% interest in the Sun deposit for $13 million and explored the property through 2013. The Sun deposit and adjacent lands were acquired by Valhalla Metals Inc., a private company, which staked over the Sun deposit in 2017 after the creditors for the bankrupt Andover Mining Corporation failed to pay the annual rent of the state claims and submit the Annual Labour Statement.

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

On March 22, 2004, Alaska Gold Company (“Alaska Gold”), a wholly-owned subsidiary of NovaGold completed an Exploration and Option Agreement with Kennecott to earn an interest in the Ambler land holdings.

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

Due to the number of companies and the patchwork exploration that occurred as a result of the 1973 staking war, much of the earliest exploration work on the Ambler Schist belt was lost during the post-1980 hiatus in district exploration. The following subsections outline the best documented data at the Arctic deposit as summarized in the 1998 Kennecott exploration report, including the assembled computer database; however, this outline is not considered to be either exhaustive or in-depth.

In 1982, geologists with Kennecott, Anaconda and the State of Alaska published the definitive geologic map of the Ambler schist belt (Hitzman et al. 1982).

The S-K 1300 Arctic Report and the NI 43-101 Arctic Report both summarize the known exploration mapping, geochemical, and geophysical programs conducted for VMS targets in the Ambler Mining District.  Table 1 below summarizes the exploration mapping, geochemical, geophysical, and mining studies conducted on the Arctic deposit.

Geological Setting, Mineralization and Deposit Types

Regional Geology – Southern Brooks Range

The Ambler Mining District occurs along the southern margin of the Brooks Range within an east-west trending zone of Devonian to Jurassic age submarine volcanic and sedimentary rocks (Hitzman et al., 1986). The district covers both: 1) VMS-like deposits and prospects hosted in the Devonian age Ambler Sequence (or Ambler Schist belt or Schist Belt), a group of metamorphosed bimodal volcanic rocks with interbedded tuffaceous, graphitic and calcareous volcaniclastic metasediments; and 2) epigenetic carbonate-hosted copper deposits occurring in Silurian to Devonian age carbonate and phyllitic rocks of the Bornite Carbonate Sequence. The Ambler Sequence occurs in the upper part of the Anirak Schist, the thickest member of the Schist belt or Coldfoot subterrane (Moore et al., 1994). VMS-like stratabound mineralization can be found along the entire 110 km strike length of the district. Immediately south of the Schist belt, in the Cosmos Hills, a time equivalent section of the Anirak Schist that includes the approximately 1 km thick Bornite Carbonate Sequence. Mineralization of both the VMS-like deposits of the Schist belt and the carbonate-hosted deposits of the Cosmos Hills has been dated at 375 to 387 Ma (Selby et al., 2009; McClelland et al., 2006).

The Ambler Mining District is characterized by increasing metamorphic grade to the north, perpendicular to the strike of the east-west trending units. The district shows isoclinal folding in the northern portion and thrust faulting to south (Schmidt, 1983). The Devonian to Late Jurassic age Angayucham basalt and the Triassic to Jurassic age mafic volcanic rocks are in low-angle over thrust contact with various units of the Ambler Schist belt and Bornite Carbonate Sequence along the northern edge of the Ambler Lowlands.

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

Recent work by Ambler Metals defines the Arctic deposit as two or more discrete horizons of sulphide mineralization contained in a complexly deformed isoclinal fold with an upright upper limb and an overturned lower limb hosting the main mineralization. Nearby drilling suggests that a third upright lower limb, likely occurs beneath the currently explored stratigraphy.

Mineralization

Mineralization occurs as stratiform semi-massive sulphide (“SMS”) to massive sulphide (“MS”) beds within primarily graphitic schists and fine-grained quartz mica schists. The sulfide beds average 4 m in thickness but vary from less than 1 m up to as much as 18 m in thickness. The sulfide mineralization occurs within eight modelled zones lying along the upper and lower limbs of the Arctic isoclinal anticline. The zones are all within an area of roughly 1 km2 with mineralization extending to a depth of approximately 250 m below the surface. There are five zones of MS and SMS that occur at specific pseudo-stratigraphic levels which make up the bulk of the Mineral Resource estimate. The other three zones also occur at specific pseudo-stratigraphic levels, but are too discontinuous.

Unlike more typical VMS deposits, mineralization is not characterized by steep metal zonation or massive pyritic zones. Mineralization dominantly consists of sheet-like zones of base metal sulfides with variable pyrite and only minor zonation, usually on a small scale.

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

Observations and interpretations at the Arctic deposit such as: 1) the tectonic setting with Devonian volcanism in an evolving continental rift; 2) the geologic setting with bimodal volcanic rocks including pillow basalts and felsic volcanic tuffs; 3) an alteration assemblage with well-defined magnesium-rich footwall alteration and sodium-rich hanging wall alteration; and 4) typical polymetallic base-metal mineralization with massive and semi-massive sulphides, are indicative of a VMS deposit that has undergone high strain and complex folding and faulting.

A variety of VMS types have been well documented in the literature (Franklin et al., 2005), with the Ambler Schist belt deposits most like deposits associated with bimodal felsic dominant volcanism related to incipient rifting. However, the abundance of volcaniclastic rocks with argillaceous sedimentary rocks and the tabular nature of mineralization are considered by Piercey (2022) to be similar to felsic silicilastic VMS environments.

Evidence exists for both exhalation and emplacement on the seafloor and replacement of rocks in the sub-seafloor, either via filling of void space or via dissolution of original rocks and replacement by new minerals (Piercey, 2022). For example, the presence of barite, attributed to the mixing of BaCl2(aq) from hydrothermal fluids with seawater sulphate (SO4(aq)) at the vent-seawater interface supports some of the mineralization at Arctic likely precipitated on the seafloor. In contrast, there is ample textural evidence of subseafloor replacement at Arctic, such as the presence of transitions from massive sulphides into selective replacement of interpreted permeable tuff beds in the hanging wall mudstones.

The tonnage, grades, and stratigraphic setting of the Arctic deposit, and its broader tectonostratigraphic setting, are similar to other felsic siliclastic VMS environments globally. The deposit has strong similarities to deposits found the Finlayson Lake VMS district, Yukon, Bathurst district, New Brunswick, and some parts of the Iberian Pyrite Belt, Spain-Portugal (Piercey, 2022).

A VMS model is considered applicable for use in exploration targeting in the Arctic Project area.

Exploration

Table 1 summarizes the exploration work conducted by NovaGold, Trilogy (formerly, NovaCopper) and Ambler Metals from 2004 to the present. Field exploration was largely conducted during the period between 2004 to 2007 with associated engineering and characterization studies between 2008 and 2019.

Table 1 - Summary of Overall Exploration Activities Targeting VMS Style Mineralization in the Ambler Sequence Stratigraphy and the Arctic Deposit

Work Completed	Year	Details	Focus
Geological Mapping
-	2004	-	Arctic deposit surface geology
-	2005	-	Ambler Sequence west of the Arctic deposit
-	2006	-	COU, Dead Creek, Sunshine, Red
-	2015, 2016	SRK	Geotechnical Structural Mapping
-	2016	-	Arctic deposit surface geology
-	2021	-	Snow, Ambler, Nani, DH, Cliff, Sunshine, Dead Creek, BT, 98-9/Pipe, COU, SE Arctic, Nora

Work Completed	Year	Details	Focus
-	2022	-	Snow, Ambler, Nani, DH, Bud, Sunshine, Dead Creek, BT, 98-9/Pipe, COU, East Arctic, Nora, South Cliff, SK, Cynbad, Z, Tom Tom, Kogo/White Creek
Geophysical Surveys
SWIR Spectrometry	2004	2004 drill holes	Alteration characterization
TDEM	2005	2 loops	Follow-up of Kennecott DIGHEM EM survey
	2006	13 loops	District targets
	2007	6 loops	Arctic extensions
Downhole EM	2007	4 drill holes	Arctic deposit
VTEM Plus (Versatile Time Domain Electromagnetic) airborne helicopter geophysical	2019	400m line spacing with 200m infill with tie lines 4000m spacing	Ambler Mining District and Cosmos Hills with infill over Arctic, Sunshine and Horse-Cliff
ZTEM (Z-Axis Tipper Electromagnetic) airborne helicopter geophysical	2019	400m line spacing with tie lines 4000m spacing	Ambler Mining District and Cosmos Hills with infill over Arctic, Sunshine and Horse-Cliff
Geochemistry
-	2005	-	Stream silts – core area prospects
-	2006	-	Soils – core area prospects
-		-	Stream silts – core area prospects
-	2007	-	Soils – Arctic deposit area
-	2021	-	Soils - VTEM 26-29, JA Creek, West Dead Creek, Dead Creek
-	2022	-

Soils - Sub Arctic Valley, South Cliff, VTEM 26-29, VTEM-41, VTEM-23 , East and West Sunshine, Tom Tom, Kogo/White Creek, SK, Cynbad, East Arctic, West Dead Creek, Dead Creek, 98-9/Pipe, Z, Nora, Ambler, Nani

-			Streams silts - Core area prospects
Survey
Collar	2004 to 2011,	DGPS	All 2004 to 2019 NovaCopper drill holes

Work Completed	Year	Details	Focus
	2018, 2019, 2021, 2022
	2004, 2008	Resurveys	Historical Kennecott drill holes
Photography/Topography	2010	-	Photography/topography
LiDAR Survey	2015, 2016	-	LiDAR over Arctic Deposit
Technical Studies
Geotechnical	2010	BGC	Preliminary geotechnical and hazards
ML/ARD	2011	SRK	Preliminary ML and ARD
Metallurgy	2012	SGS	Preliminary mineralogy and metallurgy
Geotechnical and Hydrology	2012	BGC	Preliminary rock mechanics and hydrology
Geotechnical and Hydrology	2015, 2016, 2018, 2019, 2021, 2022	SRK	Arctic P FS and FS slope design
ML/ARD	2015, 2016, 2017, 2018, 2019	SRK	Static kinetic tests and ABA update - ongoing
Metallurgy	2015, 2016, 2017, 2018, 2019, 2021	SGS, ALS	Cu-Pb Separation Testwork; Flotation and Variability Testwork; SAG Mill Comminution (SMC) Testwork, filtration Testwork, thickener Testwork, and tailings settling testing
Project Evaluation
Resource Estimation	2008	SRK	Resource estimation
PEA	2011	SRK	PEA - Underground
	2012	Tetra Tech	PEA – Open Pit
PFS	2018	Ausenco	Pre-Feasibility Study
FS	2020	Ausenco	Feasibility Study

Note:SWIR = short wave infrared; LiDAR = light detection and ranging; ML = metal leaching; BGC = BGC Engineering Inc.; SGS = SGS Canada; ALS = ALS Metallurgy; PEA = preliminary economic assessment.

Drilling

Drilling at the Arctic deposit and within the Ambler Mining District has been ongoing since the initial discovery of mineralization in 1966. Approximately 67,639 m of drilling has been completed within the Ambler Mining District, including 55,038 m of drilling in 285 drill holes at the Arctic deposit or on potential extensions in 32 campaigns spanning 56 years.

All drill holes, except 11 geotechnical holes in 2017, 24 geotechnical holes drilled in 2018, 8 holes from the 2021 program and 34 holes from the 2022 program, for which assay results were not available - were considered for use in the estimate of Mineral Resources.

Geotechnical drilling is summarized in Table 2 and Table 3. The number of holes reported for each year are the holes that were staffed by a geotechnician at the rig and primary purpose was to gather geotechnical data.

Table 2 – Summary of Geotechnical Drilling

	2011	2015	2016	2017	2018	2019	2021	2022
Number of Holes	5	2	3	11	24	4	8	5
Oriented core	X	X	X			X	X	X
Water level monitoring	X	X	X	X	X	X	X	X
Falling head packer tests	X
Point load tests	X	X	X			X	X	X
Uniaxial compressive strength		X	X			X
Direct shear testing		X	X			X	X	X
Modulus testing		X	X			X
Triaxial testing		X	X			X	X	X
Acoustic Televiewer			X
Falling Head, Singleor Straddle packer tests	X		X
Airlift pump test			X
Hydraulic conductivity testing (slug testing)				X
Cohesive and residual shear strength tests on soils				X	X
Compressive strength test on core and rock				X	X
Extended duration injection tests						X

Table 3 – Summary of Geotechnical Drilling by Year and Purposes

Year	Purpose
2011	Obtain geotechnical data in areas of the deposit that may host underground infrastructure or could pose issues with underground mining.
2015	Collect geotechnical and hydrological data to better understand the wall rock characteristics and hydrology within the open pit area.
2016	Complete the 3 drill holes that were deferred/not completed from the 2015 program.
2017	Collect geotechnical and hydrological data for tailings management and waste rock facilities within the entire Sub Arctic Creek valley.
2018	Collect geotechnical and hydrological data for waste rock dump, tailings management facility, and surface infrastructure in the Upper Sub Arctic Creek Valley.
2019	Provide additional geotechnical and hydrological data for pit design for the Feasibility Study.
2021	Define talc horizons on east side of pit for pit design.
2022	Define extent of lower talc horizons on northeast side of pit for pit design.

NovaGold re-surveyed collars of selected historical holes in 2004 and again in 2008. The re-surveys showed little variation compared to the historical surveys. The downhole survey data show a pronounced deviation of the drill holes toward an orientation more normal to the foliation.

Incomplete Kennecott data exist with regards to overall core recovery but based on 917 intervals of 3.05 m or less in the historical database, the average recovery was 92%. Kennecott RQD measurements in the 1998 program averaged 87.0%. There has been no systematic evaluation of recovery by rock type.

Core recovery during NovaGold/NovaCopper/Trilogy Metals and Ambler Metals drill programs were good to excellent, resulting in quality samples with little to no bias.

Sampling, Analysis and Data Verification

Sampling and Analysis

The data for the Arctic deposit were generated over three primary drilling campaigns: 1966 to 1986 when BCMC, a subsidiary of Kennecott was the primary operator, 1998 when Kennecott resumed work after a long hiatus, and 2004 to present under NovaGold, Trilogy (formerly, NovaCopper), and Ambler Metals.

Between 2004 and 2005, NovaGold conducted a systematic drill core re-logging and re-sampling campaign of Kennecott and BCMC era drill holes AR-09 to AR-74. NovaGold either took 1 to 2 m samples every 10 m or sampled entire lengths of previously unsampled core within a minimum of 1 m and a maximum or 3 m intervals. The objective of the sampling was to generate a full ICP geochemistry dataset for the Arctic deposit and ensure continuous sampling throughout the deposit.

From 2004 to 2019, sample intervals are determined by the geological relationships observed in the core and limited to a 2.5 m maximum length and 1 m minimum length. Sample intervals terminate at lithological and mineralization boundaries.

After logging, the core was cut in half using diamond core saws. If core was not competent, it was split by using a spoon to transfer half of the core into the sample bag. One-half of the core was returned to the core box for storage on site and the other half was bagged, labelled, and sent to ALS Minerals Laboratories in Vancouver for analysis, via the (ALS preparation facility in Fairbanks Alaska) and the other half was archived in the core storage facility at the Bornite Camp facilities or at the Ambler Metals warehouse in Fairbanks. For the 2021 metallurgical holes, ¼ core was sampled for analysis at ALS, ¼ retained, and ½ sent for metallurgical testing.

Samples were logged into a tracking system on arrival at ALS Minerals, and weighed. Samples were then crushed dried, and a 250 g split pulverized to greater than 85% passing 75 μm.

Samples were submitted for multielement analysis of a 0.25 gram sample by Inductively Coupled Plasma (ICP) Mass Spectrometry (MS) following a 4-acid digestion, and for gold analysis of a 30 gram sample by Fire Assay (FA) with an Atomic Absorption (AA) finish.  Over limit ICP-MS Cu, Pb, and Zn samples were resubmitted for analysis of a 0.4 gram sample by ICP-Atomic Emission Spectroscopy (AES) or AA following a 4 acid digestion. The overlimit value for Cu, Pb, and Zn is 10,000 ppm. Over limit gold results were resubmitted for analysis of a 30 gram sample by FA with a Gravimetric finish. The overlimit value for Au is 10 ppm. The Lower detection limits for Cu, Pb, and Zn by ICP-MS are 0.2 ppm, 0.5 ppm, and 2 ppm respectively. The lower detection limit for Au by FAAA is 0.05 ppm.

Between 2004 and 2005 NovaGold completed a resampling program of historic drill holes. As a result, 85% of the assay intervals now have recent assay results from ALS Minerals.

All core and pulp reject samples submitted to the ALS Minerals laboratory since 2004 were accompanied by standard, blank and duplicate control samples. Secondary laboratory check samples were analysed at Acme in Vancouver or SGS Burnaby. The secondary laboratory check samples were selected to represent the data population using a random selection of 5% of the samples within percentile range groups.

GeoSpark Consulting has prepared several reports summarizing the control sample results received between 2004 and 2019.

Paired laboratory and field determinations from for mineralized zone SG measurements from 1998 and the 2004 program show very low variation.

SRK conducts monthly QA/QC review of kinetic test leachates for all operating kinetic tests.

Data Verification

Wood qualified persons reviewed database verification and laboratory QA/QC reports and made data entry error spot checks, inspected down hole survey results for anomalous kinks and excessive bends in the drill hole traces, reviewed reports summarizing the results of drill core sampling and assaying completed since 2004, reviewed the assay database for gaps and overlaps, and reviewed the historic re-assay program results. The following two significant issues were observed:

●	A significant high bias in historic Cu and low bias in historic Pb assay results
●	Apparent low bias in Random Forest assisted specific gravity predictions

In the current assay table historic sample interval assay results are given priority over the historic sample interval re-assay results. This is not expected to have a material impact on the grade estimation but using the re-assay results would further mitigate the risk associated with the observed biases in the historic Cu and Pb values.

Overall, the database verification and management and the laboratory QAQC monitoring completed by NovaGold, Trilogy Metals, and Ambler Metals has resulted in a reasonably reliable drill hole database suitable for supporting the Mineral Resource estimated for the Arctic deposit. Some deficiencies exist that when rectified will make the drill hole database even more robust.

Mineral Processing and Metallurgical Testing

Since 1970, metallurgical testwork has been conducted to evaluate the ability of the Arctic deposit to produce copper, lead and zinc concentrates. In general, the samples tested produced similar metallurgical performances and the Arctic Project has seen the development of a robust metal recovery process to support the current operational plans. Work conducted included mineralogy and flotation testing, locked cycle tests, comminution tests, copper/lead separation testwork, talc optimization testwork, and thickening and filtration testing.

Testwork can be broken into four key time periods:

1.	Historical testwork completed prior to 2012, primarily by Kennecott Research Centre in Utah, and Lakefield Research Ltd., Lakefield, Ontario;
2.	Preliminary Trilogy testwork conducted at SGS Mineral Services, Vancouver (“SGS Vancouver”), in 2012 to 2015;
3.	Detailed Trilogy testwork conducted at ALS Metallurgy in Kamloops, BC (“ALS Metallurgy”) in 2015 to 2019; and
4.	Amber Metals testwork conducted at ALS Metallurgy and SGS Mineral Services in 2021 to 2022.

In 2012, SGS Vancouver conducted a metallurgical test program to further study metallurgical responses of the samples produced from Zones 1, 2, 3, and 5 of the Arctic deposit. The flotation test procedures used talc pre-flotation, conventional copper-lead bulk flotation and zinc flotation, followed by copper and lead separation. In general, the 2012-2015 test results indicated that the samples responded well to the flowsheet tested. The average results of the locked cycle tests (without copper and lead separation) were as follows:

●	The copper recoveries to the bulk copper-lead concentrates ranged from 89% to 93% excluding the Zone 1 & 2 composite which produced a copper recovery of approximately 84%; the copper grades of the bulk concentrates were 24% to 28%.
●	Approximately 92% to 94% of the lead was recovered to the bulk copper-lead concentrates containing 9% to 13% lead.
●	The zinc recovery was 84.2% from Composite Zone 1 & 2, 93.0% from Composite Zone 3 and 90.5% from Composite Zone 5. On average, the zinc grades of the concentrates produced were higher than 55%, excluding the concentrate generated from Composite Zone 1 & 2, which contained only 44.5% zinc.
●	Gold and silver were predominantly recovered into the bulk copper-lead concentrates. Gold recoveries to this concentrate ranged from 65% to 80%, and silver recoveries ranged from 80% to 86%.

Using an open circuit procedure, the copper and lead separation tests on the bulk copper–lead concentrate produced from the locked cycle tests generated reasonable copper and lead separation. The copper concentrates produced contained approximately 28% to 31% copper, while the grades of the lead concentrates were in the range of 41% to 67% lead. In this testwork program, it appeared that most of the gold reported to the copper concentrate and on average the silver was equally recovered into the copper and lead concentrates. Subsequent testwork to better define the copper and lead separation process was conducted in 2017, including a more detailed evaluation of the precious metal deportment in the copper and lead separation process.

Grindability testing was completed during both the SGS Vancouver and ALS Metallurgy testwork programs to support the design and economics of efficient grinding of the Arctic materials. SAG mill test results included a single JKTech drop-weight test and 19 SAG media competency tests using variability samples. Test results show the material is amenable to SAG milling and is relatively soft, with a reported breakage (axb) average value of 189.7. Bond ball mill work index (BWi) tests were completed on 44 samples and values ranged from 5.4 to 13.1 kWh/t with an average BWi of 8.82 kWh/t. Abrasion index (Ai) tests were completed on five samples and values fluctuated from 0.017 to 0.072 g for the measured samples. The data indicate that the samples are neither resistant nor abrasive to ball mill grinding. The materials are considered to be soft or very soft in terms of grinding requirements. The grinding testwork was used to support detailed grinding circuit design.

In 2017, ALS Metallurgy conducted detailed copper and lead separation flotation testwork using a bulk sample of copper– lead concentrate produced from the operation of a pilot plant. This testwork confirmed high lead recoveries in lockedcycle testing of the copper–lead separation process and confirmed precious metal recoveries into the representative copper and lead concentrates. This testwork indicated a clear tendency of the gold values to follow the lead concentrate, giving it a significant gold grade and value. Detailed mineralogical analysis showed that a majority of gold values were occurring as liberated fine-grained gold particles.

The conclusions of testwork conducted both in 2012 and 2017 indicate that the Arctic materials are well-suited to the production of high-quality copper and zinc concentrates using flotation techniques which are industry standard. Copper and zinc recovery data were reported in the range of 88% to 92%, which reflected the high-grade nature of the deposit as well as the coarse-grained nature of these minerals. Grade variations within the deposit will be observed as indicated by the grade variations observed in variability samples, however, mill feed variability is expected to be limited and readily manageable with good plant operational practices. Lead concentrates have the potential to be of good quality and can also be impacted by zones of very high talc. Considerable care will be required to ensure maximum talc recovery to remove talc, which has the potential to dilute lead concentrate grades. The lead concentrate is also shown to be rich in precious metals, which has some advantages in terms of marketability of this material.

Ancillary testwork was completed by third party consultants on representative concentrate samples, to provide thickening and filtration data for the various concentrates. Settling and filtration rates were observed to be typical for sulfide concentrates and moisture contents in final filter cakes were observed to be lower than expected.

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

In 2021, various metallurgical testwork programs were conducted at ALS Metallurgy, SGS, and MO Group. ALS Metallurgy completed several testwork programs, including flotation testing with the Preflotation circuit only to establish talc performance; further flowsheet development test work to investigate the benefits of sequential flotation versus the original bulk flow sheet; and a variability testwork to support the development of improved metallurgical recovery models.

The objective of the ALS Metallurgy program was to investigate bulk and sequential flotation flowsheets with composites formed from two parent composites, and then select a flowsheet for a geo-metallurgical evaluation through testing with variability samples.

The mineralization was amenable to either a bulk flowsheet followed by copper-lead separation, or a sequential flowsheet, both following a pre-flotation stage to remove talc.

Table 4 shows average performance obtained for the Avg Talc Composite in the Flowsheet Development phase of the testing.

Table 4 – Comparison of Bulk versus Sequential Locked-Cycle Test Results – ALS 2021

Composite	Assays						Distribution (%)
	Cu (%)	Pb (%)	Zn (%)	Ag (g/t)	Au (g/t)	Mg (%)	Cu	Pb	Zn	Ag	Au
Avg Talc Bulk
Copper concentrate	28.0	0.86	4.27	181	4.17	0.46	87.3	8.3	9.1	36.0	60.9
Lead concentrate	7.90	39.0	6.30	1124	4.75	1.23	5.1	78.1	2.8	46.0	14.3
Zinc concentrate	0.87	0.38	55.9	41	0.35	0.04	1.9	2.6	83.3	5.7	3.5
Avg Talc - Sequential
Copper concentrate	27.6	0.87	2.05	168	3.23	1.96	90.2	8.9	4.7	34.9	48.7
Lead concentrate	2.72	49.3	9.71	1360	5.31	1.40	1.2	69.9	3.1	39.4	11.2
Zinc concentrate	0.98	1.09	54.5	47	0.77	0.17	2.1	7.3	83.5	6.5	7.7

Copper recovery to the copper concentrate was slightly higher for the sequential flowsheet; however, gold recovery to the copper concentrate was substantially lower. The lead concentrate grade for the Avg Talc composite could likely be improved over that shown above with optimization of copper-lead separation conditions given the higher lead concentrate grade measured with other composites.

Zinc circuit performance was similar for the two flowsheets, although higher zinc recovery to the copper concentrate was recorded for the bulk circuit. Magnesium content in the copper concentrate was higher for the sequential circuit, but similar in the lead concentrate for both circuits.

Based on economic analysis comparing the bulk and sequential circuit, the bulk circuit flowsheet was selected for the Variability testing.

An overall metallurgical balance for the project is summarized in Table 5. The projected metallurgical recoveries are based on an expected average recovery over the life-of-mine (LOM), and results of metallurgical variability testwork conducted in 2021 and 2022.

Table 5 – Summary of Overall Metal Recovery – Arctic Project

Process stream	Mass %	Concentrate Grade					Metal Recoveries
		Cu %	Pb %	Zn %	Au g/t	Ag g/t	Cu %	Pb %	Zn %	Au %	Ag %
Process Feed	100	2.1	0.5	2.8	0.4	31.1	-	-	-	-	-
Copper Conc.	6.3	30.3	1.7	0.7	3.4	160.5	92.1	19.4	1.6	52.2	32.4
Lead Conc.	0.6	2.0	53.9	5.9	14.1	2425.8	0.6	61.3	1.3	21.4	48.8
Zinc Conc.	4.7	1.0	0.5	53.6	0.3	38.3	2.2	4.4	88.4	3.2	5.7
Tailings	88.4	0.1	0.1	0.3	0.1	4.6	5.1	14.8	8.7	23.2	13.1

SGS conducted SAG Power Index (SPI®) tests to investigate the effect of friable ores on the plant throughput.

MO Group conducted talc circuit modelling using the data obtained from the ALS Metallurgy Preflotation test work program to investigate the benefits of talc circuit open and closed-circuit cleaning. The MO Group also conducted dewatering and filtration test work on the talc concentrate and final tailings generated from the Preflotation test work program.

Thickening and filtration testwork were completed by the MO Group on representative preflotation concentrate and tailings samples, to investigate opportunities to improve water recovery and reduce operating costs. The results were used to incorporate a tailings thickener in the process plant flow sheet.

Mineral Resource and Mineral Reserve Estimates

Mineral Resource Estimate

Mineral Resources have not been previously disclosed under S-K 1300 standards and definitions in a filing with the United States Securities and Exchange Commission (SEC). A description of the key assumptions, parameters, and methods used in the mineral resource estimate are included in Chapter 11 of the S-K 1300 Arctic Report . A brief discussion of the material assumptions and criteria used in the mineral resource estimation are as follows:  Mineral resource estimates are performed from a 3D block model based on geostatistical applications using LeapFrog software. The block model has a parent block size measuring 10 x 10 x 5 m with a sub-block size measuring 2 x 2 x1 m and uses data derived from 171 drill holes within the Arctic deposit. The resource estimate was generated using drill hole sample assay results and the interpretation of a geological model which relates to the spatial distribution of copper, lead, zinc, gold and silver. Interpolation characteristics were defined based on the geology, drill hole spacing, and geostatistical analysis of the data. The effects of potentially anomalous high-grade sample data, composited to 2 m intervals, are controlled by capping each mineralization zone. The grade models have been validated using a combination of visual and statistical methods. The resources were classified according to their proximity to the sample data locations and are reported using the 2014 CIM Definition Standards in the NI 43-101 Arctic Report and standards and definitions in S-K 1300 in the S-K 1300 Arctic Report. The tonnes, grade, and classification are the same under the two standards. Model blocks estimated by three or more drill holes spaced at a maximum distance of 100 m are included in the Indicated category. Inferred blocks are within a maximum distance of 150 m from a drill hole.

The deposit is amenable to open pit extraction methods. Reasonable prospects for economic extraction were established by constraining mineralization within a pit shell based on technical and economic assumptions presented in Table 6. As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell.  A second pass of resource tabulation was performed on the Indicated and Inferred classified blocks exterior to the resource constraining pit shell and interior to the reserve constraining pit shell, above a 0.5% copper equivalent (CuEq) cut-off.  The formula for the CuEq is shown in footnote 5 of Table 7.

Table 6 - arameters Used to Generate a Resource-Constraining Pit Shell

Optimization Parameter	Unit	Value
Open Pit Mining Cost	$/t mined	3
Milling Cost + G&A	$/t processed	35
Pit Slope	degree	43
Copper Price	$/lb	3.00
Lead Price	$/lb	0.90
Zinc Price	$/lb	1.00
Gold Price	$/oz	1,300
Silver Price	$/oz	18
Metallurgical Recovery: Copper	%	92
Lead	%	77
Zinc	%	88
Gold	%	63
Silver	%	56

Note: no adjustments for mining recovery or dilution. The metal prices and costs were fixed over the 13-year mine life.  The metal prices are within the range of industry consensus of long-term average metal prices based on an assessment of industry peers over the past year, and long-term forecast prices by banks at the time of the mineral resource estimate.

Trilogy’s attributable interest in the Mineral Resource estimate exclusive of Mineral Reserves is stated in Table 7a. The Mineral Resource estimate inclusive of Mineral Reserves is stated in Table 7b . All Indicated Mineral Resources have been converted to Mineral Reserves. Mineral Resources are reported in place (point of reference) and on a 100% basis; however, Trilogy Metals attributable interest is 50% of the tonnes and metal content. The Mineral Resource estimate is listed in Table 7. Mineral Resources are reported inclusive of those Mineral Resources that were converted to Mineral Reserves.

Table 7a – S-K 1300 Mineral Resource Summary Table, Exclusive of Mineral Reserves

Resource	Tonnage	Average Grade					Contained Metal Content
		Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Inferred -100%	4.5	1.92	0.70	2.93	0.43	35.6	189	69	288	62	5
Inferred – 50% Attributable Interest	2.25						94.5	34.5	144	31	2.5

Notes:

1.	Mineral Resources are current as of November 30, 2022 and were verified by a Wood QP.

2.	Mineral Resources were prepared in accordance with the standards and definitions of S-K 1300 and represent first-time disclosure of Mineral Resources under S-K 1300 standards and definitions.
3.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1,300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and general and administrative costs. The assumed average pit slope angle is 43º.
4.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell and a second pass of mineral resource tabulation was performed exterior to the constraining resource pit and interior to the constraining reserve pit which is included in the Mineral Resource tabulation.
5.	The cut-off grade is 0.5% copper equivalent: CuEq = (Cu% x 0.92) + (Zn% x 0.290) + (Pb% x 0.231) + (Au g/t x 0.398) + (Ag g/t x 0.005).
6.	The Mineral Resource estimate is reported exclusive of those Mineral Resources that were converted to Mineral Reserves.
7.	Trilogy Metals’ 50% attributable interest is stated in the table.
8.	Figures may not sum due to rounding.

Table 7b – NI 43-101 Mineral Resource Summary Table, Inclusive of Mineral Reserves

Resource	Tonnage	Average Grade					Contained Metal Content
		Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Confidence Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Indicated	35.7	2.98	0.79	4.09	0.59	45.2	2,347	621	3,216	675	52
Inferred	4.5	1.92	0.70	2.93	0.43	35.6	189	69	288	62	5

Notes:

1.	Mineral Resources are current as of November 30, 2022 and were verified by a Wood QP.
2.	Mineral Resources were prepared in accordance with the standards and definitions of S-K 1300.
3.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and G&A. The assumed average pit slope angle is 43°.
4.	The cut-off grade is 0.5% copper equivalent. CuEq = (Cu%x0.92) + (Zn%x0.290) + (Pb%x0.231) + (Au g/tx0.398) + (Ag g/tx0.005).
5.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell. Approximately 568kt of 1.72% Cu, 0.77% Pb, 0.23 g/t Au and 21.3 g/t Ag in the Indicated category, and approximately 319 kt of 2.01% Cu, 0.87% Pb, 2.53% Zn, 0.50 g/t Au and 37.5 g/t Ag in the Inferred category were added to the Mineral Resource tabulation.
6.	The Mineral Resource estimate is reported inclusive of those Mineral Resource that were converted to Mineral Reserves.
7.	Trilogy Metals’ attributable interest is 50% in the table.
8.	Figures may not sum due to rounding.

Factors that may affect the mineral resource estimate are listed below:

●	Uncertainties in sampling and drilling methods, data processing and handling.
●	Metal price assumptions.
●	Uncertainties in the cost assumptions used to determine the cut-off grade.
●	Uncertainties in the geological and mineralization shapes, and geological and grade continuity assumptions.

●	Uncertainties in the historically predicted (estimated) SG values determined by Random Forest Regressor.
●	Uncertainties in the geotechnical, mining, and metallurgical recovery assumptions.
●	Uncertainties represented by historical assay values for payable metals.
●	Uncertainties in the resource estimation parameters including parameters such as capping values, search ellipsoids, variogram models, number of composites.
●	Changes in the Mineral Resource Classification criteria.
●	Uncertainties to the input and design parameter assumptions that pertain to the conceptual pit constraining the estimates.
●	Uncertainties in the assumptions made to the concentrate marketability, payability and penalty terms.
●	Uncertainties in the assumptions regarding the continued ability to access the site, retain mineral and obtain surface rights titles, obtain environment and other regulatory permits, and maintain the social license to operate.

Mineral Reserve Estimates

Mineral Reserves have not been previously disclosed under S-K 1300 standards and definition in a filing with the SEC. A description of the key assumptions, parameters, and methods used in the mineral reserve estimate are included in Chapter 12 of the S-K 1300 Arctic Report . A brief discussion of the material assumptions and criteria used in the mineral reserve estimation are as follows: Mineral Reserves were classified in accordance with the CIM Definition Standards for Mineral Resources and Mineral Reserves (May 10, 2014) in the NI 43-101 Arctic Report and in accordance with the standards and definitions of S-K 1300 in the S-K 1300 Arctic Report.  There are no differences in the resulting tonnes, grade, or classification between the two reporting standards. Modifying factors were applied to the Indicated Mineral Resources to convert them to Probable Mineral Reserves. All of the Indicated Mineral Resources were converted to Probable Mineral Reserves. The point of reference for reporting the Mineral Reserves is at delivery to the mill, as such, the Mineral Reserves for the Arctic deposit incorporate appropriate mining dilution and mining recovery estimations.

The pit shell that defines the ultimate pit limit was derived in Whittle using the Pseudoflow pit optimization algorithm. The optimization procedure uses the block value and pit slopes to determine a group of blocks representing pits of valid slopes that yield the maximum profit. The block value is calculated using information stored in the geological block model, commodity prices, mining and processing costs, process recovery, and the sales cost for the metals produced. The pit slopes are used as constraints for removal precedence of the blocks (Xiaoyu Bai, et al., 2017). Table 8 provides a summary of the primary optimization inputs.  Metal prices and costs were fixed over the 13-year mine life .

Table 8 – Optimization Inputs

Parameter	Unit	Value	Cu Conc.	Pb Conc.	Zn Conc.
Metal Prices
Copper	$/lb	3.46
Lead	$/lb	0.91
Zinc	$/lb	1.12
Gold	$/oz	1,615

Parameter	Unit	Value	Cu Conc.	Pb Conc.	Zn Conc.
Silver	$/oz	21.17
Discount Rate	%	8
Dilution and Mine Losses	%	Estimated in a block-by-block basis, adding up 30% to 40%.
Mining Cost
Reference Bench Elevation	m	790
Base Cost	$/t	2.52
Incremental Mining Cost
Uphill (below 790m)	$/t/5m	0.02
Downhill (above 790m)	$/t/5m	0.012
Process Costs
Operating Cost	$/t milled	18.31
G&A	$/t milled	5.83
Sustaining Capital	$/t milled	2.37
Road Toll Cost	$/t milled	8.04
Closure	$/t milled	4.27
Processing Rate	kt/d	10
Process Recovery
Copper	%		89.9	2.4	2.7
Lead	%		8.1	79	2.2
Zinc	%		3.4	0.4	90.6
Gold	%		10.9	62.1	5.4
Silver	%		26.4	63.1	3.4
Payable – Main Element	%		96.5	95	85
Treatment Cost	$/dmt		80	160	215
Refining Cost
Copper	$/lb		0.08	-	-
Gold	$/oz		5	10	-
Silver	$/oz		0.5	1.25	-
Transport Cost	$/dmt	271
Concentrate Losses	% weight	0.42

Parameter	Unit	Value	Cu Conc.	Pb Conc.	Zn Conc.
Insurance Cost	%	0.15
Representation/Marketing	$/wmt	2.5
Slope Angles
Geotechnical Sector 1 (2L-E)	degrees	Variable based on slope dip direction. IRA ranging from 26 to 56.
Geotechnical Sector 2 (2L-W)	degrees	Variable based on slope dip direction IRA ranging from 38 to 56.
Geotechnical Sector 3 (2U)	degrees	Variable based on slope dip direction IRA ranging from 29 to 56.
Geotechnical Sector 4 (3)	degrees	Variable based on slope dip direction IRA ranging from 30 to 56.
Geotechnical Sector 5 (4L)	degrees	Variable based on slope dip direction IRA ranging from 34 to 56.
Geotechnical Sector 6 (4U)	degrees	Variable based on slope dip direction IRA ranging from 37 to 56.
Royalties
NANA Surface Use	%NSR	1

Note: IRA = inter ramp angle

The Mineral Reserves statement is shown in Table 9Trilogy Metals attributable interest is 50% of the tonnes of the Mineral Reserves.

Table 9 – Mineral Reserve Estimate

Confidence Category	Tonnage	Average Grades
	Mt	Cu (%)	Pb (%)	Zn (%)	Au (g/t)	Ag (g/t)
Probable Mineral Reserves – 100%	46.7	2.11	0.56	2.90	0.42	31.8
Probable Mineral Reserves – 50% Attributable Interest	23.35

Notes:

1.	Mineral Reserves estimates are current as of November 30, 2022 and were prepared by a Wood QP.
2.	Mineral Reserves were estimated assuming open pit mining methods and include a combination of internal and contact dilution. Total dilution is expected to be between 30% and 40%. Pit slopes vary by sector and range from 26° to 56°. A marginal NSR cut-off of $38.8/t is used.
3.	Mineral Reserves are based on prices of $3.46/lb Cu, $0.91/lb Pb, $1.12/lb Zn, $1,615/oz Au, and $21.17/oz Ag.
4.	Variable process recoveries averaging 92.2% Cu in Cu concentrate, 62.2% Pb in Pb concentrate, 87.6% Zn in Zn concentrate, 16.0% Pb in Cu concentrate, 1.9% Zn in Cu concentrate, 47.2% Au in Cu concentrate, 32.7% Ag in Cu concentrate, 0.8% Cu in Pb concentrate, 1.3% Zn in Pb concentrate, 26.1% Au in Pb concentrate, 48.7% Ag in Pb concentrate, 2.1% Cu in Zn concentrate, 4.5% Pb in Zn concentrate, 3.3% Au in Zn concentrate, 5.8% Ag in Zn concentrate.
5.	Mineral Reserves are based on mining cost of $2.52/t incremented at $0.02/t/5m and $0.012/t/5m below and above 790 m elevation, respectively.
6.	Costs applied to processed material following: process operating cost of $18.31/t, G&A of $5.83/t, sustaining capital cost of $2.37/t, closure cost of $4.27/t, road toll cost of $8.04/t.
7.	Strip ratio (waste:ore) is 7.3:1.
8.	Selling terms following: payables of 96.5% of Cu, 95% of Pb and 85% of Zn, treatment costs of $80/t Cu concentrate, $160/t Pb concentrate and $215/t Zn concentrate; refining costs of $0.08/lb Cu in Cu concentrate, and$10/oz Au, $1.25/oz Ag in Pb concentrate; and transport cost $270.98/t concentrate.
9.	Fixed royalty percentage of 1% NSR.

10.	Trilogy Metals’ attributable interest is 50% of the tonnage stated in the table.

The Arctic Mineral Reserves are subject to the types of risks common to open pit polymetallic mining operations that exist in Alaska and may be materially affected by the following risk factors include:

●	Changes in the metal prices from what was assumed;
●	Changes to the assumptions used to generate the cut-offs;
●	Changes in local interpretations of mineralization geometry and continuity of mineralized zones;
●	Changes to geological and mineralization shapes, and geological and grade continuity assumptions;
●	Changes to density and domain assignments from what was assumed;
●	Changes to geotechnical, hydrogeological design assumptions;
●	Changes to mining and metallurgical recovery assumptions;
●	Change to the input and design parameter assumptions that pertain to the open pit constraining the estimates;
●	Assumptions as to concentrate marketability, payability and penalty terms;
●	Assumptions as to the continued ability to access the site, retain mineral tenure and obtain surface rights titles, obtain environment and other regulatory permits, and maintain the social license to operate.

More specifically the presence of certain talc layers in the rock have not been included in the current geological model and could affect the metallurigcal recoveries and slope stability.  Additionally, there is currently no developed surface access to the Arctic Project area and beyond. Access to the Arctic Project is proposed to be via AAP, a road approximately 340 km (211 miles) long, extending west from the Dalton Highway where it would connect with the proposed Arctic Project area. Construction costs of the road are not yet final. The working assumption is that AIDEA would arrange financing in the form of a public-private partnership to construct and arrange for the construction and maintenance of the access road. AIDEA would charge a toll to multiple mining and industrial users (including the Arctic Project) in order to pay back the costs of financing the AAP. The amount paid in tolls by any user would be affected by the cost of the road, its financing structure, and the number of mines and other users of the road which could also include commercial transportation of materials and consumer items that would use the AAP to ship concentrates to the Port of Anchorage in Alaska and possibly provide goods and commercial materials to villages in the region.

The Mineral Reserve estimation assumes toll payments of $5.52/t processed, plus a road maintenance fee of $2.52/t milled processed, resulting in a total road toll and maintenance LOM unit cost of $8.04/t processed.  There is a risk that a negotiated road toll agreement may result in higher costs than what has been assumed.

Mining Operations

The Arctic Project is designed as a conventional truck-shovel operation with 144 t trucks and 15 m3 shovels. The pit design includes four nested phases to balance stripping requirements while satisfying the concentrator requirements.

The design parameters include a ramp width of 30 m, road grades of 10%, bench height of 5 m, targeted mining width between 70 m and 100 m, berm interval of 20 m, variable slope angles by sector and a minimum mining width of 30 m.

The smoothed final pit design contains approximately 46.7 Mt of ore and 340.2 Mt of waste for a resulting stripping ratio of 7.3:1. Within the 46.7 Mt of ore, the average grades are forecasted to be 2.11% Cu, 2.90% Zn, 0.56% Pb, 0.42 g/t Au and 31.8 g/t Ag.

The scheduling constraints set the maximum mining capacity at 35 Mt/a, and the maximum process capacity at 10 kt/d. The production schedule based on the Probable Mineral Reserves shows a total life-of-mine (LOM) of 15 years, including 2 years of pre-production and 13 years of production.

Processing and Recovery Operations

The 10,000 t/d process plant design is conventional for the industry and will operate two 12-hour shifts per day, 365 d/yr with an overall plant availability of 92%. The process plant will produce three concentrates: 1) copper concentrate, 2) zinc concentrate, and 3) lead concentrate. Gold and silver are expected to be payable at a smelter; both gold and silver is expected to be payable in the copper and lead concentrates.

While there are several deleterious elements reporting to the concentrates at levels that could incur penalties, there are no special processing provisions required to make a readily saleable concentrate. The presence of naturally hydrophobic talc minerals was consistently observed in the various testwork programs. There is little reason to expect concentrates will be impaired by talc contamination as talc can be effectively removed from the flotation process prior to base metal flotation. Talc and fluorine levels will be managed by optimization of the talc pre-float circuit, effectively removing talc and fluorine to ensure the quality of the lead concentrate.

The mill feed will be hauled from the open pit to a primary crushing facility where the material will be crushed by a jaw crusher to a particle size of 80% passing 80 mm.

The crushed material will be ground by two stages of grinding, consisting of one SAG mill and one ball mill in closed circuit with hydrocyclones (SAB circuit). The hydrocyclone overflow with a grind size of approximately 80% passing 70 μm will first undergo talc pre-flotation, and then be processed by conventional bulk flotation (to recover copper, lead, and associated gold and silver), followed by zinc flotation. The bulk rougher concentrate will be cleaned and followed by copper and lead separation to produce a lead concentrate and a copper concentrate. The final tailings from the zinc flotation circuit will be pumped to a tailing management facility (“TMF”). Copper, lead, and zinc concentrates will be thickened and pressure-filtered before being transported by truck to a port and shipped to smelters.

Based on the mine plan developed for the NI 43-101 Arctic Report and S-K 1300 Arctic Report and metallurgical testwork results, the LOM average metal recoveries and concentrate grades are presented in table 10.

Table 10 – LOM average recovery and grade

Description	Units	Cu con	Pb con	Zn con
LOM Production	t/y	234,132	23,300	174,202
Grade	%	30.3% Cu	53.9% Pb	53.7% Zn
Recovery	%	92.1% Cu 52.2% Au 32.5% Ag	61.3% Pb 21.6% Au 48.6% Ag	88.5% Zn

The recovery plan includes provision for reagents, and water and power requirements.

Infrastructure, Permitting and Compliance Activities

Infrastructure

The Arctic Project site is a remote, greenfield site that is remote from existing infrastructure. Infrastructure that will be required for the mining and processing operations will include:

●	Open pit mine
●	Stockpiles and Waste Rock Facility (“WRF”)
●	Truck workshop, truck wash, mine offices, mine dry facility and warehouse
●	Power house
●	Administration building
●	Mill dry facility
●	Plant workshop and warehouse
●	Primary crushing building
●	Fine ore stockpile building
●	Process plant and laboratory
●	Concentrate loadout building
●	Reagent storage and handling building
●	Explosive storage silos and magazines
●	Avalanche mitigation structures
●	TMF
●	Surface water diversion and collection channels, culverts, and containment structures
●	Waste rock collection pond (“WRCP”)
●	Process water pond
●	Water treatment plant (“WTP”)
●	Camp

Access

The Arctic Project site will be accessed through a combination of State of Alaska-owned highways (existing), an AIDEA-owned private road (proposed) and Ambler-owned access roads (proposed). The AAP road is proposed by AIDEA to connect the Ambler Mining District to the Dalton Highway. The AAP road expected to be permitted as a private road with restricted access for industrial use. To connect the Arctic Project site and the existing exploration camp to the proposed AAP road, an access road (the Arctic access road) will need to be built.

The State of Alaska-owned, public Dahl Creek airport will require upgrades to support the planned regular transportation of crews to and from Fairbanks. The cost of these upgrades has been included in the capital cost estimate.

Power

Power generation will be by five diesel generators, producing a supply voltage of 13.8 kV. The total connected load will be 25.9 MW with a normal running load of 21.0 MW. Diesel will be supplied via existing fuel supply networks in the region and shipped along the AAP road.

Accommodation

The Arctic Project will require three self-contained camps, in two different locations, equipped with their own power and heat generation capabilities, potable water treatment plant, sewage treatment plant, and garbage incinerator. The existing 90-person Bornite Camp currently used for exploration will be expanded and used to start the construction of the Arctic access road and the logistics yard and construction camp. This Bornite Camp will be expanded and available prior to surface access from the Dalton Highway via the AAP road is available. A 250-person construction camp (“CC”) will be constructed at location near the intersection of the AAP road and Arctic Mine Access road, across the road from the Logistics Yard. CC will be constructed when limited access via the AAP is available for the transport of camp modules. A Permanent Accommodations Facility (“PAF”) will be constructed in the same location as CC. The PAF will be constructed when the AAP is available to transportation of the modules by truck and will be operating for about 2 years prior to the commissioning of the Arctic Mill and production of concentrates. During this period, it will be used to accommodate both construction personnel and the initial Ambler Metals Mine Operations and support personnel required for pre-production mining.

Waste Rock Facility

The WRF will be developed north of the Arctic pit in the upper part of the Subarctic Creek valley. The WRF is designed as part of the tailings dam structure to provide a buttress for tailings containment in the adjacent footprint. The total volume of waste rock is expected to be 162.6 Mm3 (340 Mt); however, there is potential for expanded volume in the waste if placement density is <2.0 t/m3. The WRF will have a final height of 340 m to an elevation of 990 masl and is planned to be constructed in lifts of either 5, 10 or 20 m height with catch benches every 20 m to achieve an overall slope angle of 2.5H:1V.

Most of the waste rock is anticipated to be potentially acid-generating and there will be no separation of waste based on acid generation potential. Rather, seepage from the WRF will be collected and treated.

Overburden Stockpiles

There will also be three small overburden stockpiles to store the stripped topsoil and overburden from the TMF and WRF footprint. The topsoil stockpile will be placed between the haul roads with capacity to store up to 325,000 m3 while the overburden stockpile will be located south of the WRF to store up to 2,200,000 m3.

Tailings Management Facility

The TMF will be located at the headwaters of Subarctic Creek, in the upper-most portion of the creek valley. The 59 ha footprint of the TMF will be fully lined with a geomembrane liner. Tailings containment will be provided by an engineered dam, buttressed by the WRF that will be constructed immediately downstream of the TMF and the natural topography on the valley sides. A starter dam will be constructed to elevation 830 m. Three subsequent raises will bring the final dam crest elevation to 892 m, which is 98 m lower than the final elevation of the WRF. The TMF is designed to store approximately 37.4Mm3 (41.2 Mt) of tailings produced over the 13-year mine life, 3.3 Mm3 of additional pond water, as well as 1.5 times the probable maximum flood, with 2.5 m of freeboard.

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

A WRCP will be located directly below the toe of the WRF and will be used to collect seepage from the WRF, runoff from the WRF and haul road corridor area, and water pumped from the open pit.

The Arctic Project water and load balance model was updated to include the current water management plan. The model indicates that during operations, excess water from the WRCP will need to be treated prior to discharge to the receiving environment. During closure, water from the dewatering of the TMF will also need to be treated prior to discharge to the receiving environment.

Water Treatment Plant

It was assumed the site will be assigned water quality-based effluent limits matching the state’s Water Quality Standards for the nearby Subarctic Creek. Therefore, the WTP is designed to treat all parameters in the predicted site wastewater to the WQS of Subarctic Creek. This will eliminate the need for a mixing zone and allow treated water to be discharged year-round if needed.

A single WTP, built in stages, will be used. During Operations phase the WTP will treat effluent from the WRCP, and during Closure phase effluent from the pit. The WTP will initially consist of chemical/physical treatment with reverse osmosis (“RO”) filtration. During operations, the RO reject will be sent to the TMF, and only RO permeate will be discharged to Subarctic Creek. When the TMF is closed at the end of the operations, a biological/chemical/physical plant will be added to treat the RO reject. The biologic plant discharge will be mixed with the RO prior to discharge.

Market Studies

Metal pricing was guided by 3-year trailing average prices and long-term price forecasts from analysts as published by CIBC in 2022.

The metal price assumptions used in the economic analysis:

●	Copper: $3.65/lb
●	Zinc: $1.15/lb
●	Lead: $1.00/lb
●	Gold: $1,650/oz
●	Silver: $21.00/oz

Smelter terms were prepared in January 2023 by StoneHouse Consulting Inc. Smelter terms were applied for the delivery of copper, zinc and lead concentrate. It was assumed that delivery of all concentrates would be to a smelter in the Asia Pacific region at currently available freight rates. Total transport costs for the concentrate are estimated at $324.37/dmt.

Environmental, Permitting, Social and Closure Considerations

Environmental Considerations

The Arctic Project area includes the Ambler lowlands and Subarctic Creek within the Shungnak River drainage. A significant amount of baseline environmental data collection has occurred in the area including surface and groundwater quality sampling, surface hydrology monitoring, wetlands mapping, aquatic life surveys, avian and mammal habitat surveys, cultural resource surveys, hydrogeology studies, meteorological monitoring, and ML/ARD studies.

Permitting Considerations

Current mineral exploration activities are conducted at the Arctic deposit under State of Alaska and NWAB permits. The State of Alaska Miscellaneous Land Use Permit and the NWAB Permit both expired at the end of 2022 and will be renewed.

Mine development permitting will be largely driven by the underlying land ownership with regulatory requirements varying depending on land ownership. The Arctic Project area includes patented mining claims (private land under separate ownership by Ambler Metals and NANA), State of Alaska land, and NANA land (private land)

Because the infrastructure for the Arctic Project is situated to a large extent on State land, it will likely be necessary to obtain a Plan of Operation Approval (which includes the Reclamation Plan and Closure Cost Estimate) from the Alaska Department of Natural Resources (“ADNR”). The Arctic Project will also require certificates to construct and operate dams (tailings and water storage) from the ADNR (Dam Safety Unit) as well as water use and discharge authorizations, an upland mining lease and a mill site lease, as well as several minor permits including those that authorize access to construction material sites from ADNR.

The Alaska Department of Environmental Conservation (“ADEC”) would authorize waste management under an Integrated Waste Management permit, air emissions during construction and operations under an air permit, and an Alaska Pollutant Discharge Elimination System permit for any wastewater discharges, and a Multi-Sector General Permit for stormwater discharges. The ADEC would also be required to review the US Army Corps of Engineers Section 404 permit to certify that it complies with Section 401 of the Clean Water Act (“CWA”).

The Alaska Department of Fish and Game would have to authorize any culverts or bridges that are required to cross fish-bearing streams or other impacts to fish-bearing streams that result in the altering or affecting fish habitat.

The U.S. Army Corps of Engineers (“USACE”) would require a CWA Section 404 permit for dredging and filling activities in Waters of the United States including jurisdictional wetlands. The USACE Section 404 permitting action would require the USACE to comply with the NEPA and, for a project of this magnitude, the development of an Environmental Impact Statement (“EIS”) is anticipated. The USACE would likely be the lead federal agency for the NEPA process. As part of the Section 404 permitting process, the Arctic Project will have to meet USACE wetlands guidelines to avoid, minimize and mitigate impacts to waters of the US including wetlands.

The Arctic Project will also have to obtain approval for a Master Plan from the NWAB. In addition, actions will have to be taken to change the borough zoning for the Arctic Project area from Subsistence Conservation and General Conservation to Resource Development and Transportation.

The overall timeline required for permitting would be largely driven by the time required for the NEPA process, which is triggered by the submission of the Section 404 permit application to the USACE. The timeline includes the development and publication of a draft and final EIS and ends with a Record of Decision and Section 404-permit issuance. In Alaska, the EIS and other State and Federal permitting processes are generally coordinated so that permitting and environmental review occurs in parallel. The NEPA process could require about three years to complete and could potentially take longer.

Social and Community

The Arctic Project is located approximately 40 km northeast of the villages of Shungnak and Kobuk, and 65 km east-northeast of the community of Ambler.  The population in these villages are 151 in Kobuk (2020 Census), 210 in Shungnak (2020 Census), and 275 in Ambler (2020 Census). Residents largely live a subsistence lifestyle with incomes supplemented by guiding, local development projects, employment through tribal and city councils, government aid, and employment both in and outside of their home villages.

The Arctic Project has the potential to significantly improve work opportunities for residents during the exploration phase, construction, and during full operation.  Trilogy’s joint venture, Ambler Metals works directly with the Upper Kobuk villages and communities throughout the region to employ residents as mechanics, geotechnicians, core cutters, administrative staff, camp services, heavy equipment operators, drill helpers, and environmental technicians.

Stakeholder outreach and community meetings in the region by the Arctic Project’s owners over many years have provided the opportunity to engage with residents, provide updated information on the project and future plans for the Upper Kobuk Mineral Project, hear concerns, answer questions, and build relationships.

This engagement has also identified various hurdles residents have faced when applying for employment. Opportunities have been created for NANA shareholders to apply and receive educational scholarships, participate in job shadowing at Bornite, driver’s license courses, and heavy equipment operator training sponsored by the Arctic Project’s owners.

It is the company’s goal to continue and grow these efforts throughout the permitting process and the life of the project – encouraging and supporting education, job training, employment, and economic growth.

Closure Planning

Mine reclamation and closure are largely driven by State of Alaska regulations that specify that a mine must be reclaimed concurrent with mining operations to the greatest extent possible and then closed in a way that leaves the site stable in terms of erosion and manages degradation of water quality from acid rock drainage or metal leaching on the site. A detailed Reclamation Plan and Closure Cost Estimate will be submitted to the State of Alaska agencies for review and approval in the future, during the formal mine permitting process.

Owing to the fact that the Arctic Project is likely to have facilities on a combination of private (patented mining claims and native land) and State land, the Reclamation Plan will be submitted and approved as part of the Plan of Operations, which is approved by the ADNR. However, since the Reclamation and Closure plan must meet regulations of both ADNR and the ADEC, both agencies will review and approve the Reclamation Plan and Closure Cost Estimate. In addition, private landowners must formally concur with the portion of the Reclamation Plan for their lands so that it is compatible with their intended post-mining land use.

The estimated closure costs are determined from unit rates based on projects located in Alaska. The indirect costs were included as percentages of the estimated direct costs. Long-term water treatment and maintenance of certain water management facilities were calculated separately, and a net present value (“NPV”)value is provided for the first 100 years, at a discount rate of 4.3%.

Annual undiscounted costs associated with long-term operations of the WTP are estimated to be $11.7 million in Phase 1 closure (15-years post-closure) and $10.8 million in Phase 2 closure (85 years thereafter), amounting to $1,095 million over the 100-year closure period. These costs equate to 258 million when discounted at 4.3% p.a. to the first year of post-production.

Capital and Operating Costs

Capital Costs

The capital cost estimate has an estimated accuracy of ±15% and uses Q3/Q4-2022 US dollars as the base currency. The total estimated initial capital cost for the design, construction, installation, and commissioning of the Arctic Project is estimated to be $1,177 million. A summary of the estimated initial capital cost, sustaining capital cost and closure costs is shown in Table 11.

Table 11 – Capital Cost Summary

WBS Level 1	WBS Level 1 Description	Initial Capex ($ M)	Sustaining Capex ($ M)	Total Capex ($ M)
1000	Mining	277.4	17.5	294.9
2000	Crushing	42.5	0	42.5
3000	Process Plant	158.0	1.3	159.3
4000	Tailings	88.3	32.4	120.7
5000	On-site Infrastructure	172.8	35.1	207.9
6000	Off-site Infrastructure	75.8	0	75.8
Sub-total Direct Costs		834.1	86.3	920.4
7000	Indirects	177.4	15.1	192.5
8000	Provisions (Contingency)	138.5	13.0	151.5
9000	Owner Costs	26.8	0	26.8
Sub-total Indirect Costs		342.7	28.1	370.8
Project Total		1,176.8	114.4	1,291.2
Project Total – Closure Costs				170.8

Operating Costs

An average operating cost was estimated for the Arctic Project based on the proposed mining schedule. These costs included, mining, processing, G&A, surface services, and road toll costs. The average LOM operating cost for the Arctic Project is estimated to be $59.83/t milled. The breakdown of costs in Table 12 is estimated based on the LOM average mill feed rate of 3,650,000 t/y.

All pre-production costs have been included in the capital cost estimate in “Properties – Arctic Project—Capital and Operating Costs – Capital Costs” above.

Table 12 – Overall Operating Cost Estimate

Description	LOM Average Unit Operating Cost ($/ t milled)	Percentage of Total Annual Operating Costs
Mining*	22.49	37.6%
Processing	22.60	37.8%
G&A	5.85	9.8%
Road Toll and Maintenance	7.72	12.9%
Water Treatment	1.17	2.0%
Total Operating Cost	59.83	100%

* Excludes pre-production costs

Economic Analysis

The results of the economic analyses discussed in this section represent forward-looking information as defined under Canadian securities law. The results depend on inputs that are subject to several known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those presented herein. Information that is forward-looking includes the following: Proven and Probable Mineral Reserves that have been modified from Measured and Indicated Mineral Resource estimates; assumed commodity prices and exchange rates; proposed mine and process production plan; projected mining and process recovery rates; ability to market the three types of concentrate on favourable terms; ability to control the levels of deleterious elements in some of the concentrate batches; sustaining costs and proposed operating costs; assumptions as to closure costs and closure requirements, including WTP requirements; assumptions as to development of the Ambler Access Project, timeframe of such development and assumed toll charges; assumptions as to ability to permit the project; assumptions about environmental, permitting and social risks.

An economic analysis was undertaken on a 100% project ownership basis to determine the internal rate of return (“IRR”), NPV and payback on initial investment of the Arctic Project. Trilogy holds a 50% interest in the Arctic Project though its ownership in Ambler Metals. The Arctic Project consists of a three-year construction period, followed by 13 years of production.

The pre-tax financial model incorporated the production schedule and smelter term assumptions to produce annual recovered payable metal, or gross revenue, in each concentrate stream by year. Off-site costs, including the applicable refining and treatment costs, penalties, concentrate transportation charges, marketing and representation fees, and royalties were then deducted from gross revenue to determine the NSR. The operating cash flow was then produced by deducting annual mining, processing, G&A, surface services, and road toll & maintenance charges from the NSR. Initial and sustaining capital was deducted from the operating cash flow in the years they occur, to determine the net cash flow before taxes. Initial capital cost includes all estimated expenditures in the construction period, from Year -3 to Year -1 inclusive. First production occurs at the beginning of Year 1. Sustaining capital expenditure includes all capital expenditures purchased after first production, including mine closure and rehabilitation. The model includes an allocation of a 1% NSR attributable to NANA.

With total capital costs of $1,719 million over LOM ($1,177 million initial capital cost, $114 million sustaining capital cost and $428 million closure costs), the project demonstrates a pre-tax NPV of $1,500 million at an 8% discount rate, IRR of 25.8% and payback period of 2.9 years. Post-tax financials have an NPV of $1,108 million at an 8% discount rate, IRR of 22.8% and payback period of 3.1 years.

The estimated cash flow forecast over LOM is $3,942.6 million undiscounted pre-tax cash flow, $1,500.3 million discounted pre-tax cash flow at an 8% discount rate, $3,019.9 million undiscounted post-tax cash flow and $1,108.1 discounted post-tax cash flow at an 8% discount rate.

Sensitivity Analysis

Ausenco investigated the sensitivity of the Arctic Project’s pre-tax NPV, and IRR to several project variables. The following variables were elected for this analysis:

●	Copper price
●	Zinc price
●	Lead price
●	Gold price
●	Silver price
●	Capital costs
●	On-site operating costs
●	Off-site operating costs (royalties, refining and treatment charges, penalties, insurance, marketing, and representation fees, and concentrate transportation).

Each variable was changed in increments of 10% between -20% to +20% while holding all other variables constant. The project NPV at an 8% discount rate is most sensitive to changes in copper price, followed by off-site operating costs, on-site operating costs, zinc price, capital costs, silver price, gold price and lead price.

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

The early design interfaces for the Arctic Project will include at least:

●	Mine development
●	Waste Rock placement and Tails Dam
●	Arctic Project water management and treatment
●	Arctic Access Road design and construction, in particular the pioneer road necessary to allow earliest possible access to the Mine pre-assembly construction site
●	Bornite, Construction and Permanent Camps.

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

For that pre-strip work to start, the Arctic access road from the AAP intersection to the mine site will have to be constructed to at least a pioneer road condition that will allow the mine fleet and the support facilities to be delivered, built and made operational.

Tailings pond construction must be to a height to allow natural collection of water in quantities that will allow plant operations to commence.

Proven Technology

The Arctic Project will utilize proven technology and equipment that can be built, operated and maintained under adverse weather conditions.

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

In particular, the pioneer access road design and contracts and civil design for the Mine Support facilities will be required early in the schedule. By default, the rest of the civil design would need to attach to that early works for simple plant layout and construction coordination purposes. For that to occur the plant layout will be required to be established at an early stage. That in turn is dependent on sizing and selection of the major process equipment items and the receipt of vendor data to complete the plant layout.

Effectively, the detailed design phase will need to follow the conventional approach and run its course but started at a time that meets the early works schedule requirements. Everything other than the mine support facilities will be designed some two years in advance of when it is needed.

With the early equipment order placement, the supply phase could become inordinately long, extending over three years in most cases, when in fact the equipment is not likely to be needed until the last eighteen months prior to plant start¬up.

An unorthodox but proven option to this extended design, supply and construction schedule is to have the EPCM Contractor procure the major equipment in two steps:

●	Step 1: Procure only the vendor certified engineering data to allow detailed engineering to continue to completion but hold the manufacturing functions until later in the overall schedule, effectively a delay of around twelve to fifteen months.
●	Step 2: Based on agreed vendor manufacturing durations, apply a “late” release of the equipment for manufacture with deliveries effectively becoming a “Just-in Time” logistics operation.

This strategy provides the following advantages:

●	Engineering can start and continue to completion using critical certified vendor data without the need for an extended “standby” involvement.
●	Procurement functions can work in parallel with the engineering group with no disconnect between the two disciplines.
●	The procurement team can generally disband early in the schedule with just key personnel retained to provide continuity of support.
●	The expediting team can mobilize later in the schedule to drive manufacture and delivery in a concerted campaign.
●	Equipment deliveries can be orchestrated to suit the conditions at the time with everything consolidated into a transit compound for coordinated shipping to site.
●	Reduced cashflow demands.

Potential issues to be mitigated with this approach are:

●	The vendors need to be clearly briefed as to what the system means to their manufacturing schedule.
●	A payments formula needs to be in place to account for a delayed delivery strategy.
●	Some vendors have difficulty in determining just what their actual engineering costs are.

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

Interpretations and Conclusions

The Arctic deposit will be mined at an maximum annual rate of 35 Mt of ore per year with an overall stripping ratio of 7.3. Ore will be processed by conventional methods to annually produce 234 kt of copper, 23 kt of lead, and 174 kt of zinc, all in concentrates for provision to third party refiners. Waste and tailings materials will be stored in surface facilities, which will be closed and reclaimed at the end of the mine; contact water will be treated and discharged to the environment throughout the life of mine. Precious metals attendant with the concentrates will be largely payable. While there are deleterious elements reporting to the concentrates at levels that could incur penalties, special processing provisions have been included in the flowsheet to make a readily saleable concentrate.

In terms of project execution, the mine requires nominally two years of pre-strip operations, tailings pond starter dam development and water accumulation before actual production mining operations can commence.

For that pre-strip work to start, the Arctic access road from the Ambler Access Project intersection to the mine site will have to be constructed to at least a pioneer road condition that will allow the mine fleet and the support facilities to be delivered, built, and made operational.

Based on $1,177 million of initial capital costs, sustaining capital costs of $114 million, closure costs of $428 million, $2,969 million in LOM off-site operating costs and $2,794 million in LOM on-site operating costs, pre-tax financial results show a project IRR of 25.8% and an NPV of $1,500 million at an 8% discount rate and a 2.9-year payback period. Post-tax results show a project IRR of 22.8% and NPV of $1,108 million at an 8% discount rate and a 3.1-year payback period.

Bornite Project

The Company is subject to and required to disclose mineral resources and mineral reserves in accordance with S-K 1300. While the S-K 1300 rules are similar to NI 43-101 rules in Canada, they are not identical and therefore two reports have been produced for the Arctic Project. The information in Item 2, Properties, contains pertinent information required under both NI 43-101 and S-K 1300.

Except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from the (i) 2023 S-K 1300 report for Bornite titled “Technical Report Summary on the Initial Assessment of the Bornite Mineral Resource, Northwest, Alaska, USA” dated November 30, 2022 prepared by Wood Canada Limited, which is unaffiliated with Trilogy  (“S-K 1300 Bornite Report”) and the (ii) technical report titled “NI 43-101 Technical Report on the Mineral Resource Update of the Bornite Project, Northwest Alaska, USA” with an effective date of January 26, 2023, prepared by Wood Canada Limited (the “NI 43-101 Bornite Report”). The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the S-K 1300 Bornite Report and the NI 43-101 Bornite Report which has been filed, as applicable, with certain Canadian securities regulatory authorities pursuant to NI 43-101.  The NI 43-101 Bornite Report is available for review on SEDAR at www.sedar.com and the S-K 1300 Bornite Report is available for review on EDGAR at www.sec.gov.

Property Description, Location, and Access

The Bornite property is located in the Ambler Mining District of the southern Brooks Range in the NWAB of Alaska. The property is located in Ambler River A-2 quadrangle, Kateel River Meridian T 19N, R 9E, sections 4, 5, 8 and 9. The Bornite Project is located 248 km east of the town of Kotzebue, 19 km north of the village of Kobuk, 275 km west of the Dalton Highway (an all-weather state maintained public road) at geographic coordinates N67.07° latitude and W156.94° longitude (Universal Transverse Mercator North American Datum 83, Zone 4W coordinates 7440449N, 589811E).

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

A two-lane, two-wheel drive gravel road links the Bornite camp to the 1,525 m Dahl Creek airstrip and village of Kobuk.

On February 11, 2020, Trilogy Metals transferred the UKMP, including the Bornite property, to a 50/50 joint venture named Ambler Metals. With NANA’s approval, Trilogy Metals also contributed, along with the UKMP, its rights under the NANA Agreement to Ambler Metals while its joint venture partner, South32, contributed $145 million dedicated to advancing the projects.

The NANA Agreement provides that NANA will grant Trilogy Metals the nonexclusive right to enter onto, and the exclusive right to explore, the Bornite Lands and the ANCSA Lands (each as defined in the NANA Agreement) and in connection therewith, to construct and utilize temporary access roads, camps, airstrips, and other incidental works.  The NANA Agreement has a term of 20 years, with an option in favour of Trilogy Metals to extend the term for an additional 10 years.  The NANA Agreement may be terminated by mutual agreement of the parties or by NANA if Trilogy Metals does not meet requirements of aggregate expenditures over two consecutive calendar years are not at least $600,000 on NANA’s lands.  Trilogy Metals has confirmed they met this expenditure requirement to date.

The NANA Agreement outlines a partnership agreement for the development the UKMP.  If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, Ambler Metals decides to proceed with construction of a mine on the lands subject to the NANA Agreement, Ambler Metals will notify NANA in writing and NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by Ambler Metals from such project. The cost to exercise such back-in-right is equal to the percentage interest in the property multiplied by the difference between (i) all costs incurred by Ambler Metals or its affiliates on the property, including historical costs incurred prior to the date of the NANA Agreement together with interest on the historical costs; and (ii) $40 million (subject to exceptions). This amount will be payable by NANA to Ambler Metals in cash at the time the parties enter into a joint venture agreement and in no event will the amount be less than zero.

In the event that NANA elects to exercise its back-in-right, the parties will, as soon as reasonably practicable, form a joint venture with NANA electing to participate between 16% to 25%, and Ambler Metals will own the balance of interest in the joint venture.  Upon formation of the joint venture, the joint venture will assume all obligations of Ambler Metals and be entitled to all the benefits of Ambler Metals under the NANA Agreement in connection with the mine to be developed and the related lands.  A party’s failure to pay its proportionate share of costs in connection with the joint venture will result in dilution of its interest.  Each party will have a right of first refusal over any proposed transfer of the other party’s interest in the joint venture other than to an affiliate or for the purposes of granting security.  A transfer by either party of a NSR royalty on the property or any net proceeds royalty interest in the property other than for financing purposes will also be subject to a first right of refusal.

In connection with possible development on the Bornite Lands, Ambler Metals and NANA will execute a mining lease to allow Ambler Metals or the joint venture to construct and operate a mine on the Bornite Lands.  These leases will provide NANA a 2% NSR royalty as to production from the Bornite Lands.

If Ambler Metals decides to proceed with construction of a mine on its own lands subject to the NANA Agreement, NANA will enter into a surface-use agreement with Ambler Metals which will afford Ambler Metals access to the project along routes approved by NANA. In consideration for the grant of such surface use rights, Ambler Metals will grant NANA a 1% NSR royalty on production and an annual payment of $755 per acre (as adjusted for inflation each year beginning with the second anniversary of the effective date of the NANA Agreement and for each of the first 400 acres (and $100 for each additional acre) of the lands owned by NANA and used for access which are disturbed and not reclaimed.

Environmental Liabilities

Under the NANA Agreement, NANA is required to complete a baseline environmental report following the cleanup of the former mining camp on the Bornite Lands; this work must be completed to Alaska Department of Environmental Conservation standards. Cleanup includes the removal and disposal, as required by law, of all hazardous substances present on the Bornite Lands. NANA has indemnified and will hold Trilogy Metals harmless for any loss, cost, expense, or damage suffered or incurred attributable to the environmental condition of the Bornite Lands at the date of the baseline report which relate to any activities prior to the date of the agreement.

Reclamation of mineral exploration activities at the Bornite property is completed under the guidelines presented by the State of Alaska in the Multi-Year Hardrock Exploration Permit #2183 issued by the Department of Natural Resources Division of Mining, Land, and Water.

Permits

Multiple permits are required during the exploration phase of the Bornite property. Permits are issued from Federal, State, and Regional agencies, including: the Environmental Protection Agency, US Army Corps of Engineers, ADEC, Alaska Department of Fish and Game, ADNR, and NWAB.  The State of Alaska permit for exploration on the Bornite property, known as the Annual Hardrock Exploration Activity (“AHEA”) Permit, is obtained and renewed every five years through the ADNR – Division of Mining, Land and Water. Trilogy Metals held an AHEA exploration permit in good standing with the ADNR and has done so each year since 2004 under Alaska Gold.  The Bornite property is within the NWAB therefore requiring a Title 9 Miscellaneous Land Use permit for mineral exploration, fuel storage, gravel extraction, and the operation of a landfill.  The Bornite camp, Bornite landfill, and Dahl Creek camp are permitted by the ADEC.  After the formation of the joint venture, Ambler Metals has renewed the necessary permits for exploration and related camp operations.

As the Bornite Project progresses, additional permits for environmental baseline and engineering studies will be necessary at Federal, State, and Regional levels.

The QP is not aware of any significant factors and risks that may affect access, title, or the right or ability to perform work on the Bornite property other than what is described in the NI 43-101 Bornite Report and the S-K 1300 Bornite Report.

The mineral resource estimates with respect to the Bornite Project are reported on a 100% basis, of which Trilogy’s share is 50%.

History

Kennecott and Bear Creek Mining Tenure

Prospectors in search of gold, travelling up the Kobuk River in 1898 to 1899 found several small gold placer deposits in the southern Cosmos Hills that were worked intermittently over the ensuing decades. Around this time, copper mineralization at Ruby Creek and Pardner Hill was explored using small shafts and adits. At Ruby Creek, Smith describes bornite and chalcopyrite and lesser amounts of galena and pyrite filling open spaces in brecciated zones in limestone and in places replacing dolomite breccia.

In 1947, Rhinehart “Rhiny” Berg staked claims over the Ruby Creek prospects, carried out extensive trenching and the first diamond drilling, and constructed an airstrip for access.  In 1957, BCMC, Kennecott’s exploration subsidiary, optioned the property from Berg.Exploration drilling in 1961 and 1962 culminated in the discovery of the “No.1 Ore Body” where drill hole RC-34 cut 20 m of 24% Cu (the “No. 1 Ore Body” is a historical term used by BCMC that does not connote economic viability in the present context; it is convenient to continue to use the term to describe exploration work in a specific area that was previously referred to as the Ruby Creek Zone and is now referred to as simply the Ruby Zone).  The discovery of the “No. 1 Ore Body” led to the development of an exploration shaft in 1965 through 1966, the development of an exploration drift and the completion of underground drilling in 1967. The discovery of the Arctic project in 1965 prompted a hiatus in exploration at Bornite, and only limited drilling occurred up until 1997.

In the late 1990s, Kennecott resumed its evaluation of the Bornite deposit and the mineralization in the Cosmos Hills with an intensive soil, stream, and rock chip geochemical sampling program using a 32-element inductively couple plasma (“ICP”) analyses. Grid soil sampling yielded 765 samples. Ridge and spur sampling resulted in an additional 850 soil samples in the following year. Skeletonized core samples (85 samples) from key historical drill holes were also analyzed using 32 element ICP analytical methods. Geochemical sampling identified multiple areas of elevated copper and zinc in the Bornite region.

Kennecott completed numerous geophysical surveys as an integral part of exploration throughout its tenure on the Bornite property. Various reports, notes, figures, and data files stored in Kennecott’s Salt Lake City exploration office indicated that geophysical work included, but was not limited to, the following:

●	Airborne magnetic and EM surveys (fixed-wing INPUT) (1950s)
●	Gravity, single point, audio-frequency magnetotelluric, EM, borehole and surface induced polarization (“IP”)/resistivity surveys (1960s)
●	Gravity, airborne magnetic, and controlled-source audio-frequency surveys (1990s).

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

Geological Setting, Mineralization and Deposit Types

Geology

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

The geology of the Bornite resource area is composed of alternating inervals of carbonate rocks (limestone and dolostone) and calcareous phyllite. Limestone transitions laterally into dolostone near zones of mineralization and is considered hydrothermally altered. Spatial relationships and petrographic work suggest that dolomitization is genetically related to early stages of the copper mineralizing system; however, recent re-logging has questioned this view.

In 2015, Trilogy tried to improve the understanding of the distribution and nature of the various lithologic units and their context within a sedimentary depositional model. A new interpretation, based on lithogeochemical signatures of the various units along with their historical visual logging, concluded that stacked debris flows composed of basal non-argillaceous channelized breccias were overlain by upward fining upward sequence of increasingly argillaceous breccias capped by high calcium (Ca) phyllites, confined laterally in channels between either massive or thin-bedded platform carbonates.

Two mineralized stacked debrite successions were named the Lower and Upper Reefs. The Upper Reef grades upward into argillaceous limestones instead of discrete high Ca phyllites indicating a waning of debris supply. Based on this interpretation, a series of individual debrites were identified and modeled. In contrast to the locally derived high-Ca phyllites of the debrite-dominated Bornite carbonate sequence, low calcium (Ca) phyllites are abundant in the allochthonous Anirak schist (quartz phyllite) and the Beaver Creek phyllite that underlie and overlie the Bornite carbonate sequence, respectively. In addition to depositional lithostratigraphy, a cross-cutting mineralized breccia called the P-Breccia has been identified in and around the South Reef deposit. Though poorly defined due to lack of drilling in the area, the P-Breccia zone—which contains excellent copper grade—lies at the apex of the Iron Mountain discontinuity. Although clearly post-deformational, it remains unclear whether the P-Breccia is a post-depositional structural, hydrothermal or solution-collapse breccia.

A short lithostratigraphic project carried out during the 2021 field season updated the interpretation of the depositional environment of the Bornite succession; this resulted in significant differences when compared to the previously summarized interpretations. The Bornite succession is now understood to be a carbonate slope deposit characterized by (a) lime mudstone, exported to the slope from a contemporaneous shallow-marine carbonate factory, variably mixed with and interlayered with (b) background argillaceous sediment that is locally carbonaceous. Superimposed on these calcite-dominated normal slope strata are locally impressive thicknesses of dolomudstone-clast conglomerate (formerly breccia). Slope limestone and siltstone-mudstone were originally centimetrically to decimetrically bedded, but are commonly ductilely deformed, producing the variably limey phyllites that exhibit sub-mm scale foliation. In contrast, the dolostone-clast conglomerates and individual dolomudstone clasts responded brittlely to Brookian stress and show no significant shearing or plastic deformation. Instead, plastic deformation is largely restricted to the various phyllitic layers around the peripheries of the dolostone bodies.

Structural fabrics observed on the Bornite property include rare bedding and two distinct metamorphic foliations. Bedding (S0) can be measured only rarely where phyllite and carbonate are interbedded and it is unclear to what extent it is transposed. The pervasive foliation (S1) is often mylonitic and exhibits both an imprinted stretching lineation and preferred top direction. It is easily measured in phyllites and is commonly reflected by colour banding and/or stylolamination (flaggy habit in outcrop) of the carbonates. Some limestone outcrops, in particular the thin bedded limestone on Aurora Mountain and the marbles at the base of Coral Hill, also exhibit a stretching lineation. Core-logging shows that S1 is folded gently on a 10 m scale and locally tightly folded at the decimetre scale forming a common S2 axial planar cleavage. S2 is folded gently on a 10 m scale forming an upright mesoscale S3 foliation. S1 and S3 foliations are thought to be Jura-Cretaceous in age.

Structural mapping in 2021 recognized a well-developed stretching lineation (i.e., L-tectonite) in the carbonate-phyllite rocks, typically oriented shallowly towards the north-northeast or south-southwest. Top directions indicate movement to the south or south-southwest along the vector of the stretching lineation. Moreover, new mapping indicates that stiff Bornite rocks, in particular metric to hectametric dolostone bodies, have been boudinaged into 3D ellipsoids. Slip is accommodated by phyllites. Interpretation of this mapping should be performed to determine whether such a tectonic style plays a role in the distribution of copper mineralization.

Owing to their greater rigidity, dolostone bodies of secondary dolostone manifest strain differently: tan hydrothermal dolostone tends to be broken into centimetre- to decimetre-scale blocks, whereas grey (diagenetic?) dolostone may exhibit unusual, contorted forms, some resembling human fingers or swan necks, as evident in outcrop. Dolostone is rarely cut by plastically deformed zones and instead forms metric to hectametric lenses (augens) encased in plastically deformed calc-mylonite and calc-phyllite. This deformation, presumably a product of the Jura-Cretaceous Brookian orogeny, complicates sedimentological interpretations.

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

The Lower Reef dolostone outcrops along the southern margin of the Ruby Zone and is spatially extensive throughout the deposit area. It hosts a significant portion of the shallow mineral resources in the Ruby Zone as well as higher grade mineral resources down-dip and to the northeast in the South Reef area. The Upper Reef hosts relatively high-grade mineral resources to the north in the Ruby Zone. The Upper Reef appears to lie at an important northeast-trending facies transition to the northwest of the main drilled area and appears to be at least partially thrust over the Lower Reef stratigraphy to the southeast.

Drill results from 2013 show dolomitization and copper mineralization in the Upper and Lower Reefs coalescing into a single unit along the northern limits of current exploration. The northeast- trending Ruby Zone and South Reef areas also coalesce into a roughly 1,000 m wide zone of >200 m thick dolomite containing significant copper mineralization dipping north at roughly 5 to 10°. The 2017 drill results show that the mineralized dolomite interval continues for at least another 700m down-dip to the northeast from mineralization in the Upper and Lower Reefs.

Mineralization

Copper mineralization at Bornite comprises chalcopyrite, bornite, and chalcocite distributed in stacked, stratabound zones exploiting favourable lithologies (conglomerate/berccia) within the Bornite sequence. Mineralization occurs, in order of increasing grade, as disseminations, irregular and discontinuous stringer-style veining, breccia matrix replacement, and stratabound massive sulphides. The distribution of copper minerals is zoned around the bottom-centre of each zone of mineralization, with bornite-chalcocite-chalcopyrite at the core progressing outward to a fringe of chalcopyrite-pyrite. Additional volumetrically minor copper minerals include carrollite, digenite, tennantite-tetrahedrite, and covellite. Stringer pyrite and locally significant sphalerite occur above and around the copper zones and locally massive pyrite and sparse pyrrhotite are associated with siderite alteration below copper mineralization in the Lower Reef.

Significant cobalt mineralization is found accompanying bornite-chalcocite mineralization. Cobalt often occurs with high-grade copper as carrollite (Co2CuS4) and as cobaltiferous rims on recrystallized pyrite grains. Preliminary geometallurgical work by Trilogy showed that cobalt occurs primarily as cobaltiferious pyrite (approximately 80% of the contained cobalt) and within other cobalt minerals such as carrollite, and cobaltite (CoAsS).

Some appreciable silver values are also found at Bornite, particularly in association with bornite-rich mineralization in the South Reef area and Ruby Zone.

Deposit Type

Copper-cobalt-silver-zinc mineralization at Bornite forms disseminations, veins, and massive sulphides in stacked, semi-stratabound bodies closely associated with secondary hydrothermal dolomitization. The cross-cutting nature of the mineralization along with the presence of early pyrite and sphalerite in sedimentary breccia clasts suggest an epigenetic origin that was temporally very close after the deposition of host strata. Re-Os dating supports this interpretation.

Data are limited regarding the sources and nature of the copper-rich fluids that formed the Bornite deposit, but they suggest that mineralizing fluids may have formed from the interaction of saline basin fluids with mafic volcanic rocks in the area.

An early epigenetic carbonate-hosted Cu-Co model is applicable for exploration targeting in the project area.

Exploration

Exploration work completed by Kennecott is summarized above. In addition to the extensive drilling completed during the more than 40-year tenure of Kennecott in the district, Kennecott completed widespread surface geochemical sampling, regional and property scale mapping, and numerous geophysical surveys employing a wide variety of techniques. Most of this data has been acquired by us and forms the basis for renewed exploration that targets Bornite-style mineralization in the Bornite carbonate sequence.

2006 NOVAGOLD

In 2006, NOVAGOLD contracted Fugro Airborne Surveys to complete a detailed helicopter DIGHEM (frequency-domain EM), magnetic and radiometric survey of the Cosmos Hills. The survey covered a rectangular block approximately 18 km by 49 km which totalled 2,852-line km. The survey was flown at 300 m line spacing with a line direction of N20E. The DIGHEM helicopter survey system produced detailed profile data of magnetics, EM responses and radiometrics (total count, uranium, thorium, and potassium) and was processed into maps of magnetics, discrete EM anomalies, EM apparent resistivity, and radiometric responses.

2010 NOVAGOLD

In 2010, in anticipation of completing the NANA Agreement, NANA granted NOVAGOLD permission to begin low level exploration at Bornite. This consisted of re-logging and re-analyzing select drill holes using a NitonTM portable XRF. In addition to the 2010 re-logging effort, NOVAGOLD contracted a consulting geophysicist to compile a unified airborne magnetic map for the Ambler mining district from Kennecott, Alaska DNR, and NOVAGOLD airborne geophysical surveys.

2011 NOVAGOLD

In 2011, NOVAGOLD contracted Zonge International Inc. (“Zonge”) to conduct both dipole-dipole complex resistivity induced polarization (“CRIP”) and natural source audio-magnetotelluric (“NSAMT”) surveys over the northern end of Bornite to develop tools for additional exploration targeting under cover to the north.

NSAMT data were acquired along two lines totaling 5.15 line-km; one line is oriented generally north-south through the centre of the survey area and the other line is the southernmost east-west line in the survey area. CRIP data were acquired on five lines: four east-west lines and one north-south line, for a total coverage of 14.1 line-km and 79 collected CRIP stations. The initial objective of the survey was to investigate geological structures and the distribution of sulphides possibly associated with copper mineralization.

Results from the paired surveys show that wide-spaced dipole-dipole resistivity is the most effective technique to directly target the mineralization package. Broad, low-resistivity anomalies reflecting pyrite haloes and mineralization appear to define the limits of the fluid package. Well-defined and often very strong chargeability anomalies are also present but appear in part to be masked by phyllitic units which also have strong chargeability signatures. NSAMT shows similar resistivity features as the IP, but these are less well resolved.

2012 NovaCopper

Considering the success of the 2011 geophysical program, we contracted Zonge to conduct a major district-wide dipole/dipole IP survey, a down-hole IP radial array survey in the South Reef area, and an extensive physical property characterization study of the various lithologies to better interpret the existing historical geophysical data.

Zonge completed 48 line-km of 200 m dipole/dipole IP during 2012, infilling and expanding on the 2011 survey, and stretching across the most prospective part of the outcropping permissive Bornite carbonate sequence. The results show a well-defined low resistivity area associated with mineralization and variable IP signatures attributed both to mineralization and the overlying Beaver Creek phyllite. Numerous target areas occur in the immediate Bornite area with lesser targets occurring in the Aurora Mountain and Pardner Hill areas and in the far east of the survey area. During the 2012 drill program at South Reef, a single drill hole was targeted on a low resistivity area approximately 500 m to 600 m southeast of the South Reef mineralization trend. Although the drill hole intersected some dolomite alteration in the appropriate stratigraphy, no significant sulphides were encountered.

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

2015 NovaCopper

As a follow-up to the 2013 field program, a deep penetrating soil and vegetation geochemical survey was extended north of the deposit into the Ambler Lowlands. Trilogy geologists completed a litho-geochemical desktop study and a comprehensive update to the 3D lithology model.

2017 Trilogy

The 2017 field program extended the 2013 and 2015 deep penetrating geochemical (“DPG”) soil survey another 500m to the northeast. The 2013 soil line was extended 1,500m to the east to test over the covered projection of the Two Grey Hills carbonate section. The 3D lithology model was updated to incorporate the 2017 drill program results.

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

As part of the overall gravity program, Mira Geosciences created a petrophysical model for the Bornite deposit that synthesized the expected gravity response on surface (forward model) for the 2017 gravity stations. This forward model matches very closely with the actual survey data over the deposit area but diverges on the south end where the expected response of gravity low is actually a strong gravity high that may reflect shallow mineralization up-dip along the South Reef trend. Mira also completed a geologically constrained 3D inversion using the 2017 gravity data. Two areas of anomalously high densities (>2.9 g/cc) were identified. The first area extends up to 750m to the east-northeast of RC17-0239, which was one of the more successful holes in 2017 and is coincident with the Iron Mountain structure. The second anomaly is located just above the Anirak contact (Lower Reef) to the west of the 2017 target area and 700m to the north of the closest drill hole (RC-53), which is weakly mineralized along that horizon. This area falls along the northwest-southeast high grade thickness trend.

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

A 2D seismic survey was completed by HiSeis (3D seismic imaging) in June 2018. This 2D acquisition program was designed to test whether seismic reflection was suitable for the Bornite deposit and to understand the logistics of any future 3D seismic survey over the project area. Two 6 km 2D seismic lines, a dip line and a strike line, were acquired with a total of 792 unique source locations to attempt to image hanging wall and footwall shears; other faults and shears; folding of stratigraphy; internal (within Bornite sequence) phyllite units; facies changes within the dolostones; and direct detection of massive sulphide mineralization; and any alteration associated with mineralization. Acquisition of this 2D dataset used 500 g seismic charges as a means of producing seismic energy. All seismic vibrations were measured on a fully active line of 1,189 geophone receivers which provided up to 6 km of offset on either side of the source using the Aries I seismic acquisition system. Supporting rock property data were acquired from drill core stored in Fairbanks, Alaska.

Mira Geosciences completed a 3D inversion model of the 100 m spaced ground gravity data that were collected over the Bornite deposit during the 2017 exploration season. Using geology to constrain the model, three areas of anomalously higher gravity were defined. Unfortunately, none of these intervals were properly tested in 2017 with two holes, those at Anomaly “B” and “C”, ending above the gravity anomalies. Two of the three identified anomalies from the 2017 inversion modelling changed in size and relative orientation with the updated geologic model. Anomaly B, which stretches to the northwest from hole RC17-0238 decreased in extent, likely the result of a thicker-than-previously-modelled Upper Reef carbonate section in RC17-0238. Anomaly C is much broader and less defined, indicating that it may be the result of underestimating the SG in the lithology model. This anomaly remains untested with the failures of drill holes RC17-0242 and RC18-0245 and should be redrilled in the future. Anomaly A is relatively unchanged and remains coincident with the Iron Mountain structure. Holes RC18-0246, RC18-0249, and RC18-0250 tested the southwest edge of the anomaly where it joins the South Reef trend. Hole RC18-0250 suggests that mineralization wanes to the east, though this hole may have just missed mineralization controlled by the Iron Mountain structure. The northeast extent of this anomaly is still considered a viable exploration target.

South32 completed a QAQC review, lithogeochemical-alteration assessment, and a vectoring/targeting exercise on downhole geochemical data on the Bornite deposit. The purpose of this exercise was to use downhole analyses to assess the geology, alteration, and mineralogy of the deposit to vector towards mineralization. The Bornite sequence can be classified into three geochemical groups including: 1) very low immobiles; 2) low immobiles; and 3) higher immobiles. The latter was then subdivided into five groups based on Al, Cr, and V concentrations. The very low and low immobile groups are predominately limestones and dolomites (including breccias), whereas increasing Al in higher immobiles represent the increasingly argillaceous/micaceous units (phyllites). High Al samples in the lower Bornite sequence can be discriminated from those in the upper sequence based on high Ni:Cu ratios. In the South Reef area, lithogeochemistry, supported Trilogy Metals’ geologic model, identified the lower, central and upper Bornite sequence units and distinguished many of the logged phyllites from breccias. The results support Trilogy Metals’ interpretation that the Ruby Zone in the Lower Reef is hosted in units corresponding to the South Reef central sequence.

2019 Trilogy

In 2019, Trilogy Metals contracted Geotech Ltd. (Geotech) of Aurora, Ontario to complete VTEM Plus (versatile time domain electromagnetic) and ZTEM (z-axis tipper electromagnetic) airborne helicopter geophysical surveys over the Cosmos Hills and the Ambler VMS belt. Magnetics were measured using a cesium vapour sensor, while radiometrics was not collected due to snow cover.

The VTEM survey was flown along 200 m spaced lines, oriented northwest-southeast over the entire Bornite carbonate sequence north of the Cosmos Arch (which hosts the Bornite deposit), with additional lines at 100 m spacing directly above the Bornite resource. A second set of perpendicular lines (southwest-northeast) were flown at 200 m spacing over just the general Bornite area. Tie lines at ~4,000 m spacing were flown perpendicular to the EM flight lines to provide control for the magnetic survey.

The VTEM results from the Bornite sequence are complex and appear to be mostly reflecting bedrock lithologies (the graphitic phyllites). The conductive plates that were modelled are generally coincident with the interpreted phyllite units, as are the apparent anomalies tested by holes RC19-0263 and RC19-0266.

2020 Ambler Metals

Trilogy Metals and South32 decided not to proceed with the 2020 exploration program due to the coronavirus pandemic. The Bornite geologic model was updated using the 2019 drill program results. The Irish Centre for Research in Applied Geosciences initiated a machine-learning geochemical modelling project to help define the controls on high-grade copper mineralization.

2021 Ambler Metals

During the 2021 field season, the understanding of the Bornite deposit and the potential for additional deposits was advanced with a new interpretation of the carbonate sequence at Bornite and an improved structural understanding of the Cosmos Hills. A specialist in carbonate geology from Laurentian University re-logged two fences/sections of drill holes, east-west and north-south, through the Bornite deposit, to identify, distinguish and correlate lithofacies within the Bornite sequence and to identify and distinguish different types/ages of dolomitization, including, if possible, their relation to mineralization.

Turner describes the Bornite sequence as a tectonized normal carbonate slope deposit that consists of calcitic material (lime mud) derived from a nearby shallow-marine source area, interlayered with variable amounts of background terrigenous mud (argillaceous proportion increases with distance downslope). The observed sequence includes massive lime mudstone, thin-bedded argillaceous lime mudstone, lime mudstone centimetrically interbedded with terrigenous mudstone, calcareous siltstone, and limestone-clast slope conglomerates. Brookian deformation strained these argillaceous limestone slope deposits to varying degrees producing phyllites and recrystallized, strained limestones/marbles.

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

Also initiated in 2021 was structural mapping around Pardner Hill and Aurora Mountain. Initial results indicate: (1) Large carbonate bodies, such as Pardner Hill, Shield Mountain, and probably also Aurora Mountain, are fault klippen in allochthonous contact with the structurally subjacent Anirak schist; (2) Dolostone bodies are typically boudinaged forming metric to hectametric 3-D ellipsoids encased in ductilely deformed phyllites and, in some places, calc-mylonites (limestone protolith); (3) Top-South (to SSW) deformation at a number of outcrops in the Cosmos Hills suggest that this entire structural block may have been juxtaposed southward from the position of the Ambler Lowlands or, potentially, from off the top of the Ambler Highlands (Arctic area) during exhumation that was part of the Brookian orogeny; (4) the fault contact with the overlying Beaver Creek phyllite is likely a low-angle normal fault that cuts out of the Bornite deposit to the southeast where Beaver Creek is in structural contact with Anirak schist.

Two diamond drill holes targeting the Bornite copper-hosting carbonate sequence in the Cosmos Hills and Ambler Lowlands were completed during the 2021 field season.  Hole ALL21-001 targeted the northeast projection of the Bornite carbonate sequence under cover in the Ambler Lowlands about 7 km east-northeast of Bornite. The second hole, hole RC21-0267 was located at West Bornite, along the Coxcomb Ridge  Pardner Hill saddle, 3.5 km west of the Bornite deposit.

Hole ALL21-001 intercepted alternating units of limestone clastic breccia, dolostone clastic breccia, limestone and dolostone with textures similar to the Beaver Creek carbonates; alternating intervals of argillaceous phyllite, argillaceous limey phyllite, argillaceous phyllitic limestone, and argillaceous limestone clastic breccias. The phyllitic units host trace pyrite mineralization and have geochemical signatures that are similar to Beaver Creek phyllites.  Unfortunately, the hole was lost at 335 m without drilling through the carbonate stratigraphy.

Hole RC21-0267 tested the down-dip projection of weakly mineralized dolomitic breccia mapped in the saddle between Coxcomb Ridge and Pardner Hill. The hole intersected argillaceous phyllite (probable Beaver Creek) followed by Bornite sequence: alternating tan phyllitic limestone, tan limey phyllite, argillaceous/carbonaceous phyllitic limestone, limestone clastic breccia, limestone, and argillaceous limestone clastic breccias and dolostone clastic breccia. Trace to locally 1% chalcopyrite, with lesser amounts of sphalerite, and tennantite/tetrahedrite occur through-out a 180 m thickness of dolostone clastic breccia, mostly as disseminations within the breccia matrix and in this carbonate veins. Within this zone a 54.9 m thick interval averages 0.165% Cu starting from 196.5 m. RC21-0267 ended in a quartz phyllite fault zone at 435 m.

Ambler Metals (2022)

During the 2022 field season, structural mapping around Pardner Hill and Aurora Mountain carried out in 2021 was extended to the south to Cosmos Mountain and to the east to Inerevuk Mountain. In addition, two holes were drilled, hole RC22-0268 at Bornite West to follow up the mineralized interval encountered during the 2021 drilling, and the other at Pardner Hill, hole PH22-0180 to test the down-dip potential of the historical Pardner Hill resource to the south.  The results of these two holes are being compiled and interpreted.

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

In the summer of 2018, Trilogy Metals conducted a drilling program that included the completion of 12 holes that infilled gaps in previous drilling in the northern, down-dip part of the deposit as well as in the central area between the Ruby Zone and South Reef area.  Three additional holes were collared but were abandoned due to drilling problems.

In the summer of 2019, Trilogy Metals completed another drilling program comprising eight holes that tested the continuity of the mineralization within the Bornite deposit and two holes that tested exploration targets located about 1 km south and southeast of the deposit.

Between 2012 and 2014, Trilogy Metals geologists re-logged and re-sampled legacy drill holes in the Ruby Zone and South Reef area which were previously drilled and only selectively sampled by Kennecott. These assays were used in the estimation of the current mineral resource, except where duplicates of Kennecott samples were collected.  In the case of duplicates, the original assay information was given priority in the mineral resource database.

In the initial years of drilling at Bornite, Kennecott relied on AX diameter core (30.2 mm diameter), but, as drilling migrated towards deeper targets, a change to BX diameter core (41.3 mm diameter) was implemented to help limit deviation. From 1966 to 1967, drilling activity at Bornite moved underground and EX diameter core (21.5 mm diameter) was implemented to define the Ruby Zone Upper Reef “No.1 Ore Body”. In 1968, drilling activity moved back to the surface and from 1968 to 1972, BX diameter core was most commonly drilled. In later years, core size increased to NX (54.0 mm diameter) and finally, in 2011, core size increased to NQ (47.6 mm diameter) and HQ (63.5 mm diameter). Over the years, progressively larger diameter drill rods have been used in an effort to minimize drill hole deviations.

There is limited information with respect to the specific drill core handling procedures used by BCMC/Kennecott. All drill data collected during 1957 to 1997 were logged on paper drill logs with copies were stored in the Kennecott office in Salt Lake City, Utah. Electronic, scanned copies of the paper logs are held by Trilogy and stored in the Fairbanks field office. Drill core was sawed or split in half with a splitter, half was submitted to various assay labratories and the remainder was stored in the Kennecott/BCMC core storage facility at the Bornite deposit. In 1995, Kennecott converted the drill assay data, geologic core logs and the down-hole collar survey data into an electronic format. In 2009, NOVAGOLD geologists verified the geologic data from the original paper logs against the Kennecott electronic format and then merged the data into a MicrosoftTM SQL database. Sampling of drill core by Kennecott/BCMC focused primarily on the moderate-to-high grade mineralized zones. Intervals of visible sulphide mineralization containing roughly >0.5% to 1% Cu were selected for analysis by Union Assay Office Inc. of Salt Lake City, Utah. This approach left numerous intervals containing weak to moderate copper mineralization, un-sampled in the historical drill core. During the 2012 exploration program, we began sampling a portion of this remaining drill core in select holes in the South Reef area. Trilogy extended this sampling program to the Ruby Zone in 2013 and 2014.

Throughout our tenure at Bornite, the following core handling procedures have been implemented (including programs conducted by NOVAGOLD and NovaCopper). Core is slung by helicopter or transported by truck or all-terrain vehicle from the drill rig to the core-logging facility. Upon delivery, geologists and geotechnicians open and inspect the core boxes for any irregularities. They first mark the location of each drilling block on the core box, and then convert footages on the blocks into metric equivalents. Geo-technicians or geologists measure the intervals (or from/to) for each box of core and include this information, together with the drill hole ID and box number, on a metal tag stapled to the end of each box. Geo-technicians then measure the core to calculate percent recovery and rock quality designation (“RQD”). RQD is the sum of the total length of all pieces of core in a run over 12 cm. The total length of core in each run is measured and compared to the corresponding run length to determine percent recovery. Core is then logged with lithology and visual alteration features captured on observed interval breaks. Mineralization data, including sulphide species (recorded as percent), sulphide type (recorded as a relative amount) and gangue and vein mineralogy are collected for each sample interval with an average interval of approximately 2 m. Structural data is collected as point data. Geologists then mark sample intervals to indicate each lithology or other geologically appropriate intervals. Sample intervals of core are typically between 1 m and 3 m in length but are not to exceed 3 m long. Occasionally, if warranted by the need for better resolution of geology or mineralization, smaller sample intervals have been used. Geologists staple sample tags on the core boxes at the start of each sample interval and mark the core itself with a wax pencil to designate sample intervals. This sampling approach is considered sound and appropriate for this style of mineralization and alteration. Drill core is digitally photographed prior to sampling. Drill core is cut in half using diamond core saws. Specific attention to core orientation is maintained during core sawing to ensure that representative samples are obtained. One-half of the core is retained in the core box for storage on site, or at our Fairbanks warehouse, and the other half is bagged and labeled for analysis. Samples are selected for specific gravity measurements.

In 2013 and 2014, 33 historical drill holes and 37 historical drill holes, respectively, in the Ruby Zone were re-logged, re-sampled and re-assayed as these holes had previously only been selectively sampled by Kennecott. Entire holes were re-logged using Trilogy protocols discussed above. Samples were submitted either as half-core, where previously sampled, or whole core where un-sampled (to ensure that a sufficient volume of material was provided for analysis). Sample intervals were matched to historical intervals whenever possible or selected to reflect Trilogy sampling procedures described above. The objectives of the re-assay/re-logging program were threefold: 1) to implement a QAQC program on intervals previously sampled by Kennecott in order to confirm the validity of its results; 2) to identify additional lower grade (0.2%-0.5% Cu), which was not previously sampled; and 3) to provide additional multi-element ICP data to assist in the geologic interpretation of the deposit.

Preliminary geotechnical data was collected from drill core such as RQD and limited hydrogeology data has been obtained which is sufficient to support early-stage resource estimation. The Wood QP is not aware of any drilling, sampling or recovery factors that could materially impact the accuracy and reliability of the copper results supporting the mineral resource estimate.

Sampling, Analysis and Data Verification

There is limited documentation available describing the sample preparation, security, and analysis of drill core samples collected between 1957 and 1997. These assumptions are based on the old assay certificates and some sample ledgers with mixed in QAQC check assays.  Gold and silver were likely analyzed by fire assay off site. Between 2012 and 2014, Trilogy Metals completed a re-assay and re-sampling program of the historical drill holes.  As a result, 67% of the historical hole assay values are now supported by a current and documented QAQC program

The drill core sampling procedures are described above. After the drill core was sawed in half, one half was retained for future reference and the other half was sent to ALS Minerals (formerly ALS Chemex) in Vancouver, British Columbia for analyses. Core samples were shipped from the Bornite camp when backhaul capacity was available on the chartered aircraft; this was generally five to six days a week. Rice bags, containing two to four individual poly-bagged core samples, were marked and labeled with the ALS Minerals address, project name (Bornite), drill hole number, bag number, and the enclosed sample numbers. Rice bags were secured with a pre-numbered plastic security tie, assembled into loads for transport by chartered flights on a commercial airline to Fairbanks, Alaska, and delivered directly to the ALS Minerals preparation facility by a contracted expeditor. Control samples were also inserted into these shipments at the rate of one standard, one blank and one duplicate per 17 core samples. Samples were logged into a tracking system on arrival at ALS Minerals and weighed. Samples were then crushed, dried, and a 250 g split was pulverized to greater than 85% passing 75 μm.

Security measures taken during historical Kennecott and BCMC programs are not known to Trilogy Metals; however, Trilogy Metals is not aware of any reason to suspect that any of these samples have been tampered with.  The 2011 to 2019 samples were either in the custody of NOVAGOLD or Trilogy Metals personnel, or the assay laboratories at all times and the chain of custody of the samples is well documented.

Copper and cobalt data were derived using a 48-element suite assayed by inductively coupled plasma-mass spectrometry (ICP-MS) and atomic emission spectroscopy (ICP-AES) methodologies, following a four-acid digestion. The lower detection limits for copper and cobalt are 0.2ppm and 0.1 ppm, respectively. The upper limits were 10,000ppm. Over limit (>1.0%) copper and cobalt analyses were completed by atomic absorption (AA), following a four-acid digestion. In 2011 and 2012, gold assays were determined using fire analysis followed by an atomic absorption spectroscopy (AAS) finish. Gold was not analyzed in 2013 or 2014. The lower detection limit was 0.005 ppm Au; the upper limit was 10 ppm Au.

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

In 2012, 2013, 2014, and 2017 through to 2019, Trilogy Metals staff performed continuous validation of the drill data during the logging process and after the field program was complete. Trilogy Metals also retained independent consultant GeoSpark Consulting Inc. (“GeoSpark”) to import digital drill data to the master database and conduct QAQC checks upon import; conduct a QAQC review of paired historical assays and Trilogy Metals 2012, 2013 and 2014 re-assays; monitor an independent check assay program for the 2012, 2013 and 2014 campaigns; and generate a QAQC report for each of the drilling campaigns conducted in 2012, 2013, 2014, 2017, 2018 and 2019, including a 2017 review of the cobalt data. QAQC monitoring by GeoSpark included assessment laboratory precision and accuracy using assay results from certified reference standards, blanks and duplicates inserted into the sample stream by Trilogy Metals personnel.

Wood’s geology and resource QP visited the Bornite property from August 29 to September 9, 2022.  During the visit, he reviewed drill core, measured drill collars with a handheld GPS unit, visited the historical trench area and viewed the deposit area by helicopter. Wood’s geology and resource QP also measured five surface drill collars with a handheld GPS unit. Out of five drill collars, one drill collar was off more than 40 m when compared to the collar database. After further investigation, Ambler Metals identified seven drill collars in the database with planned coordinates, rather than the surveyed coordinates. The QP has reviewed the metallurgical testwork reports, the analytical procedures, qualification of the laboratory, and presentation of the test results and considers all to have followed industry accepted practice.

Inspection of the historical drill hole data has revealed some issues with collar, down hole survey and assay results.  There are 183 historical holes representing 46% of the total drilled metres in the Bornite database 177 of which are in the Ruby Zone and six of which are in the South Reef area.  There are no significant concerns with the current collar survey records.Issues identified are manageable by the significant number of drilling and sampling that has been undertaken, and restriction of the resource classification to the Inferred category.

Wood’s geology and resource QP’s review of the database transcription error checks is considered adequate and provides sufficient support for the database to be judged as acceptably error free. In the opinion of the QP the metallurgical data is adequate for the purposes used in the NI 43-101 Bornite Report and the S-K 1300 Bornite Report.

Mineral Processing and Metallurgical Testing

In 1961, Kennecott collected 32 coarse reject samples from five drill holes intersecting the Bornite deposit (RC-34, RC-54, RC-60, RC-61, and RC-65) to support preliminary metallurgical testwork conducted at KRC.  Samples targeted high-

grade (>10%) copper mineralization from the Ruby Zone Upper Reef (“No. 1 Ore Body”) (BCMC, 1961). Locked-cycle laboratory testwork suggested that 97.64% of the copper was recoverable in a concentrate assaying 43.90% Cu.  Fine-grinding to 5% passing +200-mesh was required to obtain the liberation of copper minerals from pyrite necessary for such a high recovery.  Mineralogical testwork on the composite sample showed high-grade mineralization of the Ruby Zone Upper Reef is dominated by bornite with subordinate chalcocite and chalcopyrite.

A total of four metallurgical testwork programs have been conducted on materials from the Bornite Property under the supervision of Trilogy Metals.

In 2012, Trilogy Metals contracted ALS Metallurgy to conduct preliminary sample characterization and flotation testwork on mineralized samples collected from the South Reef area.  To the extent known, the samples are representative of the styles and types of mineralization present in the South Reef area. The program at ALS Metallurgy was based on traditional grinding and flotation testwork aimed at producing saleable copper concentrates. The testwork continued into 2013.

In 2017, Trilogy Metals contracted SGS to conduct detailed metallurgical testwork on a series of samples that represent the lower grade mineralization within the constraining pit shell. This work followed the preliminary flowsheet and process options outlined in the 2012/2013 testwork.  This testwork continued into 2018.

Additional metallurgical testing was conducted by ALS Metallurgy in 2018/2019 and again in 2020/2021 which followed on from the process development of the earlier testwork.

Metallurgical testwork to date indicates that the Bornite mineralization can be treated using standard grinding and flotation methods to produce clean copper concentrates with good results being obtained.  Copper recoveries range

Mineral Resource Estimates

The mineral resources were  prepared in accordance with CIM Estimation of Mineral Resources and Mineral Reserves Best Practice Guidelines (November 2019) and reported in accordance with CIM Definition Standards for Mineral Resources and Mineral Reserves (CIM Definitions Standards, 2014) and the standards and definitions of S-K 1300..   The QP considers the sample preparation, security and analytical procedures adequate to support an Inferred mineral resource.

The Bornite database comprises a total of 273 diamond drill (core) holes totalling 106,406 m; 203 holes target the Ruby Zone to the west and 58 holes target the South Reef area to the east. The remaining 12 holes in the database are exploratory in nature and test for satellite mineralization proximal to the Bornite deposit or represent holes that encountered problems and were therefore abandoned. A total of 242 drill holes are used in the mineral resource estimate contains a total of 39,740 samples that were analyzed for copper content and 34,177 that were analyzed for cobalt content. Most holes drilled by Trilogy, plus a few select historical holes drilled by Kennecott, contain additional analyses for elements such as zinc, lead, gold, silver, and cobalt. At this time, only copper has reasonable prospectus for eventual economic extraction.

During the 2012, 2013 and 2014 field seasons, Trilogy collected samples from drill hole intervals that were not previously sampled. It is assumed that Kennecott did not sample these intervals because, visually, they did not exhibit the presence of high-grade copper mineralization (amenable to underground mining). In previous mineral resource estimates, these un-sampled intervals were assigned a default grade of 0% Cu. At this current stage, the majority of the core drilled by Kennecott has been sampled and analyzed for copper content and are included in the database. The sampling and assaying for cobalt is less extensive. Where assay data are not available, these intervals are assigned a zero grade for cobalt (0% Co) when the host rocks are phyllite, or they are left blank when the host rocks are carbonates. Individual sample intervals range from 3 cm to 39.58 m long and average 2.09 m.

Drill hole spacing at the Ruby Zone varies from approximately 10 m to 20 m for underground holes and 50 m to 100 m or more for holes drilled from surface. All holes testing the South Reef area are collared from surface and typically intersect mineralization at approximately 100 m to 200 m spacing.

Specific gravity (“SG”) measurements were conducted on 7,476 samples in the database and range from a minimum of 2.12 to a maximum of 5.20 and average 2.89. The distribution of SG data is considered sufficient to support resource estimation.

The geologic model interpreted for the Bornite deposit consists primarily of a series of inter-bedded carbonate and phyllitic rocks that dip gently to the north and overlay a quartz-phyllite footwall. The geologic model comprises 18 individual phyllite domains and 16 separate carbonate domains plus a series of separate domains representing the hanging wall (Beaver Creek phyllite), the footwall (quartz-phyllite Anirak schist), and the overlying overburden. Some of the phyllite and carbonate units are continuous across the entire deposit area and others pinch out and are more localized.

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

Approximately one half of the samples in the carbonate domains have copper grades above the lower grade threshold of 0.2% copper. This limit roughly segregates areas of mineralized versus unmineralized rocks and is still below the anticipated cut-off grade of the mineral resource, ensuring that sufficient internal dilution is retained in the mineral resource model. There are also areas where the phyllite domains contain appreciable copper grades (above the 0.2% Cu threshold), but these tend to be rare and localized occurrences.

Indicator values are assigned to 2 m composites at the grade thresholds, and indicator variograms are produced. Probability values are estimated in model blocks using ordinary kriging; the vertical range and locations are controlled dynamically using elevations relative to the trend planes described previously. A series of shells are generated at varying probability thresholds and are then compared to the distribution of the underlying sample data. The higher grade shell represents areas where there is greater than a 30% probability that the grade will be more than 2% Cu. The lower grade shell envelopes areas where there is a greater than 50% probability that the grade will exceed 0.2% Cu.

At this stage of project evaluation, copper is the only economic contributor at Bornite. There is potential for reasonable prospects of eventual economic extraction for cobalt with additional drill information and metallurgical testwork to establish the appropriate process options available to produce marketable pyrite-cobalt concentrate. Currently there is insufficient information to identify reasonable process method for economic recovery of cobalt or a market for the pyrite-cobalt concentrate. The Bornite deposit comprises several zones of relatively continuous moderate- to high-grade copper mineralization that extends from surface to depths of more than 800 m below surface. The deposit is amenable to either open pit or underground mining methods. Underground mining assumes a combination of longhole stoping and cut-and-fill methods with an average assumed mining cost $73.62/t mined. Using these parameters an open pit marginal cut-off grade of 0.5% Cu and an underground break-even cut-off grade of 1.79% Cu were determined. The underground mining shape is based on a 1.79% Cu grade shell and then a filter was applied to remove isolated blocks that are outside of the underground mining shape that would not meet reasonable prospects for eventual economic extraction. A 20 m pillar was imposed between mining the pit shell and underground mining shapes.

The Wood QP considers industry consensus on a long-term price forecast on mineral reserves and cash flows of $3.50/lb Cu is reasonable. It is in accordance with industry-accepted practice to use higher metal prices for the mineral resource estimates than the pricing used for mineral reserves.  The copper price forecast of $3.50/lb was increased by approximately 15% to provide the mineral resource estimate copper price assumption of $4.05/lb.

Mineral Resources are classified in accordance with S-K 1300 and the CIM Definition Standards for Mineral Resources and Mineral Reserves (May 2014).

The Wood QP reviewed and performed validation checks on the mineral resource model and based on the results prepared a revised mineral resource statement that is summarized in Table 1.  The mineral resource estimates are based on a combination of open pit and underground mining methods and a copper price of $4.05/lb.  Mineral resources amenable to open pit methods are constrained within a pit shell above a marginal cut-off grade of 0.5% Cu and those amenable by underground methods are constrained within a grade shell defined by a breakeven cut-off grade of 1.79% Cu.  A portion of the in-pit mineral resource is well above the 1.79% Cu cut-off and would be amenable to underground mining methods providing flexibility on how to develop the deposit (Table 2).

Table 1 – Mineral Resources for the Bornite Deposit as of November 30, 2022

Class	Type/Area	Cut-off (Cu %)	Tonnes (Mt)	Average Grade Cu (%)	Contained Metal Cu (Mlb)
Inferred	In-Pit	0.50	170.4	1.15	4,303
	Outside-Pit South Reef	1.79	22.0	3.48	1,690
	Outside-Pit Ruby Zone	1.79	10.4	2.28	521
Total Inferred – 100%			202.7	1.46	6,514
Total Inferred – 50% Attributable Interest			101.3		3,257

Note:

1.	The mineral resources are current as of November 30, 2022 and were prepared by a Wood QP.
2.	Mineral resources are prepared in accordance with the definitions in S-K 1300 and CIM Definitions Standards (2014). No mineral reserves have been estimated on the Bornite Property.
3.	Mineral resources are constrained by: an open pit shell at a cut-off grade of 0.5% Cu, with an average pit slope of 43 degrees; and underground mining shapes with a cut-off grade of 1.79% Cu. The cut-off grades include the considerations of a $4.05/lb Cu price, process recovery of 87.2%, open pit mining costs of $3.21/t mined, underground mining cost of $73.62/t mined, process cost of $19.14/t processed, G&A cost of $4.14/t processed, treatment, refining, sales cost of $0.73/lb Cu in concentrate, road use cost of $8.04/t processed, 2% NSR royalty.
4.	Trilogy Metals’ attributable interest is 50% of the tonnage and contained metal stated in the table.
5.	Figures may not sum due to rounding.
6.	The mineral resources are reported in place (point of reference).

Table 2 – Portions of South Reef Mineral Resource Amenable to Underground Mining

Class	Type/Area	Cut-off (Cu %)	Tonnes (Mt)	Average Grade Cu (%)	Contained Metal Cu (Mlb)
Inferred	In-Pit South Reef[1]	1.79	11.0	3.56	864
	Outside-Pit South Reef[2]	1.79	22.0	3.48	1,690
Inferred	Total South Reef		33.0	3.51	2,554

Note: (1) Subset of the mineral resource and is not additive to the in-pit mineral resource reported in Table 1

(2) Restatement of the mineral resources outside of the pit as reported in Table 1 and is not additive to Table 1

Some of the in-pit mineral resources are of sufficiently high grade to allow mining by underground mining methods which allows flexibility on how they could eventually be extracted.

Additional factors that could affect the mineral resource estimate include:

●	Unrecognized complexity and other changes to the interpretation of the geological model and grade shell
●	Changes to the mineral resource estimate methodology
●	Adjustments to address the perceived high-grade bias in the higher-grade copper
●	Unrecognized metallurgical variability
●	Additional work may allow the inclusion of cobalt in future updates to the mineral resource statement and expand the mineral resource.
●	Approval for developing road access to site.

Exploration, Development, and Production

Based on the mineral resource estimates and existing metallurgical testwork presented in this NI 43-101 Bornite Report and S-K 1300 Bornite Report, the QPs recommend Trilogy Metals continue to improve their understanding of the Bornite property’s structural geology and their confidence in the database with additional re sampling, drilling and database reviews, scoping study as well as conduct additional metallurgical testwork, hydrogeological and geotechnical assessments, and environmental studies totalling between $16.8 and $19.9 million.

Exploration Potential

Outcropping exposures of the mineralization-hosting carbonate stratigraphy along with large areas of dolomite alteration occur over approximately 18 km of strike along the northern flank of the Cosmos Hills.  Historical exploration drilling focused solely on outcropping mineralization and subsurface extensions at the Bornite, Aurora Mountain, and Pardner Hill areas.  Much of the carbonate belt has still yet to be evaluated.  In addition, airborne geophysics completed in 2006 show the Bornite carbonate sequence and the bounding stratigraphy dip to the north under the Ambler Lowlands toward the Ambler Schist Belt.  This opens a large area to explore for deposits beneath the till and recent sediments that occupy the lowlands.

Exploration by Kennecott and Trilogy Metals has used a variety of methodologies. In 1996, Kennecott completed an initial gravity survey of the Ambler Lowlands showing significant gravimetric anomalies that may indicate structural dislocations and potential alteration and mineralization.  In 2011, Trilogy Metals investigated both deep IP and NSAMT geophysical techniques.  Results from the 2011 program led to a 2012 district-wide, 200 m dipole-dipole, deep-penetrating IP survey.

Along with extensive physical property data captured for all lithologies, airborne EM and magnetic data, the IP data was used to develop a comprehensive geophysical model of the district to support future exploration targeting. In 2017, Trilogy Metals conducted a more detailed gravity survey that delineated significant north-northeast to northeast oriented structures which appear in part to control local basin morphology and mineralization.

Geochemical methods include conventional and DPG and lithogeochemical vectoring.  Test lines using DPG methods with various selective partial leaches of metals proved effective in recognizing margins of South Reef mineralization at significant depths under cover.  A recent analysis of the extensive ICP trace element data set at Bornite demonstrates some significant alteration vectors including iron content of various hydrothermal dolomites. Simple XRF analysis of dolomites in the field might prove effective in vectoring toward Fe-poor mineralized dolomite sections.

A better understanding of the basin development and its structural framework is critical to the exploration of Bornite-style systems. Dating of mineralization in the Ambler Mining District suggests that the Ambler schist belt that hosts the Arctic deposit and the Bornite carbonate-hosted mineralization are close to contemporaneous.  However, some textural and metamorphic observations suggest a possible Jura-Cretaceous or younger age for Bornite and as such, mineralization at Bornite is suspected to slightly post-date host stratigraphy. This early and extensive syngenetic/early epigenetic signature, along with the overall fluid chemistry of the system investigated by early workers, such as Hitzman (1983 and 1986), point to large saline basin-generated fluid transport as the mechanism controlling the metallogeny of the Ambler Mining District.  Importantly, similar metallogenies related to saline, basin-generated fluids and their associated deposits form some of the largest copper districts in the world.

The Bornite Project is not currently in production; for contemplated exploration or development activities see above.

Internal Controls Over Mineral Resource and Reserve Estimates

Trilogy has internal controls for reviewing and documenting the information supporting the mineral resource and mineral reserve estimates, describing the methods used, and ensuring the validity of the estimates.

Information that is used to compile mineral resources and reserves is prepared and certified by appropriately qualified persons at the project sits and is subject to our internal review process which includes review by appropriate management and a Qualified Person employed by Trilogy.

The corporate Qualified Person presents the mineral resource and reserve information to the Board’s Technical Committee for their review on a periodic basis.

Mineral Reserve and Resource Estimate Comparison Between November 30, 2022 and 2021

For the year ended November 20, 2021, Trilogy was not subject to S-K 1300, and reported its mineral reserve and resources in accordance with NI 43-101.  7.For ease of comparison, the estimates for each project are shown on a 100% basis.  Trilogy’s attributable interest is 50% of the tonnage and contained metal stated in the tables.

Mineral Reserves Comparison for Arctic

Category	Tonnage (Mt) 2022	Tonnage (Mt) 2021	Percentage Change
Probable	46.7	43.4	7.4%

Mineral Resources Comparison for Arctic

Resource	Tonnage	Contained Metal Content
		Cu	Pb	Zn	Au	Ag
Category	(Mt)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Indicated (2021) (note 1)	36.0	2,441	581	3,356	728	55
Indicated (2022)	-	-	-	-	-	-
% Change	100%	100%	100%	100%	100%	100%
Inferred (2021)	3.5	131	47	210	40	3
Inferred (2022)	4.5	189	69	288	62	5
% Change	28.5%	44.2%	46.8%	37.1%	55.0%	66.6%

note 1: Under S-K 1300, mineral resources are shown exclusive of reserves.  Due to the reporting change, no indicated resources are indicated for 2022.  In 2021, mineral resources are reported under NI 43-101 inclusive of reserves.

Mineral Resources Comparison for Bornite

Category	Tonnes (Mt) 2022	Tonnes (Mt) 2021	Percentage Change	Contained Metal Cu (Mlb) 2022	Contained Metal Cu (Mlb) 2021	Percentage Change
Inferred In-Pit	170.4	93.9	8.1%	4,303	2,034	111.5%
Inferred Outside Pit South Reef	22.0	35.3	(37.6%)	1,690	2,639	(35.9%)
Inferred Outside Pit Ruby Zone	10.4	15.0	(30.6%)	521	653	(20.2%)
Total Inferred	202.7	144.2	40.6%	6,514	5,326	22.3%

In 2022, in-pit mineral resources increased by increasing the size of the pit to maximize the copper resource.  This resulted in reduction of the mineral resources from outside of the pit.

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

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank.  We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2022.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the TSX and the NYSE American under the symbol “TMQ”. As of February 14, 2023, there were 1,456 registered holders of our Common Shares.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During fiscal year 2022, neither Trilogy nor any affiliate of Trilogy repurchased Trilogy Common Shares.

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

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following is a general summary of the principal Canadian federal income tax considerations generally applicable under Income Tax Act (Canada) (the “Tax Act”) to a holder of Common Shares, each of whom, at all relevant times, for the purposes of the Tax Act, holds such Common Shares as capital property, deals at arm’s length with the Company, is not affiliated with the Company and, for purposes of the Tax Act, is not, is not deemed to be, a resident of Canada and has not and will not use or hold or be deemed to use or hold the Common Shares in the course of carrying on business in Canada (a “Non-Resident Holder”). Special rules, which are not discussed below, may apply to a non-resident of Canada that is an insurer which carries on business in Canada and elsewhere.  Such Non-Resident Holders should consilt their own tax advisors.

The Common Shares will generally be considered capital property to a Non-Resident Holder unless either (i) the Non-Resident Holder holds the Common Shares in the course of carrying on a business of buying and selling securities or

(ii) the Non-Resident Holder has acquired the Common Shares in a transaction or transactions considered to be an adventure or concern in the nature of trade.

The term “U.S. Holder,” for the purposes of this section, means a Non-Resident Holder who, for purposes of the Canada-United States Tax Convention (1980) as amended, (the “Convention”), is at all relevant times a resident of the United States and is a “qualifying person” within the meaning of the Convention. In some circumstances, fiscally transparent entities (including limited liability companies) will be entitled to benefits under the Convention. Non-Resident Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Convention based on their particular circumstances.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2015, 2016, 2017, 2020 and 2021. The Company believes it was a PFIC for the tax years ended November 30, 2018, 2019 and 2022 and may be a PFIC in future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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

Item 6. Selected Financial Data

NA

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “the Company”, “us” or “we”) is dated February 13, 2023 and provides an analysis of our audited financial results for the year ended November 30, 2022 compared to the year ended November 30, 2021. A discussion of our year ended November 30, 2022 compared to November 30, 2021 is contained in our report on Form 10-K for the year ended November 30, 2022.

The following information should be read in conjunction with our November 30, 2022 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As at November 30, 2022, the Company had a working capital surplus of $2.4 million (2021 - $5.6 million) and an accumulated deficit of $66.9 million (2021 - $42.6 million).  The Company has no recurring source of cash inflows at its current stage.  The Company’s cash outflow from operations was $3.9 million for the year ended November 30, 2022.  The Company intends to finance its future requirements through a combination of debt and/or equity issuance.  There is no assurance that the Company will be able to obtain such financings or obtain them on a favourable terms.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Richard Gosse, P. Geo, VP Exploration of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE American under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Description of business

We are a base metals exploration company focused on the exploration and development of mineral properties, through our equity investee, in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects, (“UKMP” or “UKMP Projects”) were contributed into a 50/50 joint venture (the “Joint Venture”) named Ambler Metals LLC (“Ambler Metals”) between Trilogy and South32 Limited (“South32”) on February 11, 2020 (see below). The projects contributed to Ambler Metals consist of: i) the Ambler lands which host the Arctic copper-zinc-lead-gold-silver project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which hosts the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets. The Company also conducts early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

Property review

The UKMP Projects are held by our equity investee, Ambler Metals of which Trilogy holds a 50% interest. The projects are located in the Ambler mining district in Northwest Alaska. The UKMP Projects comprise approximately 448,217 acres (181,387 hectares) consisting of the Ambler and Bornite lands.

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

The NANA Agreement establishes a framework for any future development of either the Bornite Project or the Arctic Project.  Both projects are included as part of a larger area of interest set forth in the NANA Agreement.  Upon the decision to proceed with development of a mine within the area of interest, inclusive of the Arctic and Bornite Projects, NANA maintains the right to purchase an ownership interest in the mine equal to between 16%-25% or retain a 15% net proceeds royalty which is payable after we have recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest in the mine, consideration will be payable based on the elected percentage purchased and all the costs incurred on the properties less $40.0 million, not to be less than zero. The parties would form a joint venture and be responsible for all future costs incurred in connection with the mine, including capital costs of the mine, based on each party’s pro-rata share.

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

Bornite Project

On October 19, 2011, Trilogy Metals US and NANA signed a collaborative agreement to explore and develop the Ambler mining district. Under the Exploration Agreement and Option to Lease (as amended, the “NANA Agreement”), we acquired, in exchange for, among other things, a $4.0 million cash payment to NANA, the exclusive right to explore the Bornite property and lands deeded to NANA through the Alaska Native Claims Settlement Act (“ANCSA”), located adjacent to the Arctic Project, and the non-exclusive right to access and entry onto NANA’s lands. The amounts paid to NANA were recorded as acquisition costs for the Bornite Project.

Prior to the formation of the Joint Venture on February 11, 2020, we had accounted for the Bornite property as a mineral property with acquisition costs capitalized and exploration costs expensed in accordance with our accounting policies.

Joint venture

On February 11, 2020, pursuant to a contribution agreement among Trilogy and South32, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite Projects in exchange for a 50% membership interest in Ambler Metals.  Simultaneously, South32 contributed $145 million cash in exchange for a 50% membership interest in Ambler Metals.

Ambler Metals is an independently operated company, jointly controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of November 30, 2022, totaled $142.8 million.

Upper Kobuk Mineral Project activities

Ambler Metals spent approximately $28.5 million during the fiscal year, which was mainly spent on the summer drilling program.  Field season activities at the UKMP commenced in late May, with the camp opening on May 20 and drilling was completed on September 16.  The field program included 10,738 meters of diamond drilling that prioritized advancing the Arctic Project with additional infill drilling to further improve the confidence in the resource and the completion of a geotechnical study to further de-risk the project.  Exploration outside of the Arctic deposit focused on identifying copper-rich satellite deposits near Arctic in the VMS Belt and Cosmos Hills.

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

The 2022 exploration program for the Cosmos Hills and Ambler VMS Belt includes drilling of 7 holes totaling 2,363 meters as well as detailed mapping and soil sampling to build on the work performed during the prior year. In addition, 1,350 meters of trenching was completed around Pardner Hill.

On November 29, 2022, Trilogy announced the first set of drilling results from the first seven drill holes of the Arctic drilling, AR22-0191 through to AR22-0197, which include four infill holes and three geotechnical holes (AR22-0194, 0196 and 0197)1. All drill holes are sized HQ3 (63.5 mm diameter). Results indicate mineralization is reasonably continuous.

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

1 See press released dated November 29, 2022, titled “Trilogy Metals Announces First Results of the 2022 Arctic Drill Program at the Upper Kobuk Mineral Projects”.

On February 22, 2022, the United States Department of the Interior (“DOI”) filed a motion to remand the Final Environmental Impact Statement and suspend the right-of-way permits issued to AIDEA for the Ambler Access Project and in mid-March, the BLM and DOI suspended the right-of-way grant and the right-of-way permit over federal lands.

On September 20, 2022, the BLM published in the Federal Register a Notice of Intent (“NOI”) that it will prepare a Supplemental Environmental Impact Statement (“SEIS”) for the proposed Ambler Mining District Industrial Access Road.  The BLM anticipates publishing a draft SEIS during the second quarter of calendar year 2023 and a final SEIS within the fourth quarter of calendar year 2023.

Outlook

The Company has approved a budget for Ambler Metals for fiscal 2023 in the amount of $9.2 million for advancing the UKMP and $1.0 million for the Ambler Access Project of which the entire amount is funded by the Joint Venture.  Ambler Metals had $80.8 million of cash as at the fiscal year end on November 30, 2022.  The main focus of this year’s budget is to support advancing engineering efforts and resource estimation at the Arctic Project along with preparations for the submission of mine permits.

The Company has approved a 2023 cash budget for corporate, head office, activities of approximately $4.0 million (2022 - $5.5 million).  The corporate budget consists of personnel and related costs of $0.9 million (2022 - $2.1 million), professional fees of $1.5 million (2022 - $0.9 million), investor relations and marketing costs of $0.2 million ( 2022 - $0.6 million), office related costs of $0.4 million (2022 - $0.5 million), insurance costs of $0.6 million (2022 - $0.5 million), regulatory costs of $0.3 million (2022 - $0.3 million) and exploration activities of $0.1 million (2022 - $0.15 million).   Trilogy had $2.6 million of cash at the fiscal year end on November 30, 2022.  The Company intends to finance its future requirements through a combination of debt and/or equity issuance.

Summary of results

	in thousands of dollars,
	except for per share amounts
	Year ended	Year ended
	November 30,	November 30,
	2022	2021
Selected expenses	$	$
Exploration expense	47	143
General and administrative	1,287	1,517
Investor relations	183	602
Professional fees	998	818
Salaries	984	2,007
Salaries and directors expense – stock-based compensation	3,427	3,472
Gain on disposition of mineral property	(84)	—
Share of loss on equity investment	17,360	13,082
Comprehensive loss for the year	(24,257)	(21,660)
Basic and diluted loss per common share	(0.17)	(0.15)

For the year ended November 30, 2022, we reported a net loss of $24.3 million (or $0.17 basic and diluted loss per common share) compared to a net loss of $21.7 million (or $0.15 basic and diluted loss per common share) in fiscal 2021. The $2.6 million increase in comprehensive loss in the current year, when compared to fiscal 2021, is due to the increase in our share of losses of Ambler Metals of $4.3 million partially offset from overall savings of $1.7 million in general and administrative expenses, investor relations, professional fees and salaries when compared to prior fiscal year 2021.  The increase in our share of losses of Ambler Metals of $4.3 million is mainly due to an increase in mineral property expenses over the comparative to prior fiscal year 2021 from higher drilling and project support cost as well as higher pre-development costs for the Ambler Access Project.

Fourth quarter results

For the fourth quarter of 2022, there was a $0.7 million reduction in expenses compared to the fourth quarter of 2021.  When comparing the fourth quarter of 2022 with the fourth quarter of 2021, professional fees increased by $0.2 million due to additional engineering costs related to updating our technical reports; salaries and related costs reduced by $0.8 million due to staffing reductions and timing of year-end incentive payouts; and investor relations and general and administration reduced by $0.1 million due to cash preservation efforts.  Our share of losses of Ambler Metals for the fourth quarter of 2022 is comparable to the fourth quarter of 2021.

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

	in thousands of dollars
	Year ended	Year ended
	November 30,	November 30,
	2022	2021
	$	$
Interest income	34	16
Services agreement income	—	22
Expenses	6,925	8,616
Comprehensive loss for the year	(24,257)	(21,660)
Total assets	145,995	167,305
Total liabilities	567	1,266

Quarterly information

		in thousands of dollars,
		except per share amounts
	Q4 2022	Q3 2022	Q2 2022	Q1 2022	Q4 2021	Q3 2021	Q2 2021	Q1 2021
	11/30/22	08/31/22	05/31/22	02/28/22	11/30/21	08/31/21	05/31/21	02/28/21
	$	$	$	$	$	$	$	$
Interest and other income	19	11	2	2	2	4	5	5
Exploration expense	—	—	—	—	13	130	—	—
Operating expenses	1,176	1,166	1,468	3,115	1,879	1,596	1,718	3,401
Gain on disposition of mineral property	—	(84)	—	—	—	—	—	—
Share of loss on equity investment	4,065	8,925	2,460	1,910	4,190	6,072	1,700	1,120
Write off of mineral properties	—	(58)	119	29	—	—	—	—
Loss for the period	(5,222)	(9,938)	(4,074)	(5,023)	(6,067)	(7,664)	(3,413)	(4,516)
Loss per common share – basic and diluted	(0.04)	(0.07)	(0.03)	(0.03)	(0.05)	(0.05)	(0.02)	(0.03)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, and stock-based compensation expensing. Subsequent to the formation of the Joint Venture, project related costs may cause fluctuations in our quarterly results through our 50% share of the Joint Venture’s net operating loss.

For the fourth quarter of 2022, we reported a comprehensive loss of $5.2 million, which consisted of $1.2 million in operating expenses and $4.1 million for Trilogy's 50% share of Ambler Metals’ operating loss. Operating expenses for the fourth quarter of 2022 consisted of work being done on updating technical reports for the Arctic and Bornite Projects.

For the third quarter of 2022, we reported a comprehensive loss of $9.9 million, which consisted of $1.0 million in operating expenses and $8.9 million for Trilogy’s 50% share of Ambler Metals’ operating loss.  In the third quarter of 2021, we reported a comprehensive loss of $7.7 million, which consisted of $1.6 million in operating expenses and $6.1 million for Trilogy’s 50% share of Ambler Metals’ operating loss. The increase in our share of losses of Ambler Metals was mainly due to an increase in mineral property expenses from higher drilling and project support costs as well as higher pre-development costs for the Ambler Access Project.

For the second quarter of 2022, we reported a comprehensive loss of $4.1 million, which consisted of $1.5 million in operating expenses, $2.5 million for Trilogy’s 50% share of Ambler Metals’ operating loss and $0.1 million in mineral properties that were written off during the quarter.  In the second quarter of 2021, we recognized a comprehensive loss of $3.4 million which consisted of $1.7 million in operating expenses and $1.7 million for Trilogy’s share of Ambler Metals’

operating loss. When compared to the second quarter of 2021, our pro rata share of the Joint Venture’s operating loss is $0.8 million higher for the second quarter of 2022. The increase is primarily due to increased funding for the Ambler Access Project (the “AAP”), engineering and project related salaries and wages in comparison to the second quarter of 2021. The $0.2 million decrease in operating expenses for the current period versus the comparative is primarily due to cost savings strategies implemented during the period after management review of discretionary items in general and administrative expenses, investor relations and professional fees. Furthermore, during the second quarter of 2022, in an effort to preserve cash, the executive team received stock-based compensation in lieu of salaries.

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

Liquidity and capital resources

We expended $3.9 million on operating activities during the 2022 fiscal year with the majority of cash spent on corporate salaries, professional fees related to our annual regulatory filings, annual insurance renewal, annual fees paid to the Toronto Stock Exchange and the NYSE American Exchange and with the American and Canadian securities commissions.

At November 30, 2022, we had $2.6 million in cash and working capital of $2.4 million. Management continues with cash preservation strategies to reduce cash expenditures where feasible, including but not limited to reductions in marketing and investor conferences and office expenses.  In addition, the Company’s Board of Directors have agreed to take all of their fees in shares of the Company in an effort to preserve cash and increase share ownership.  The Company’s senior management team are also taking a portion of their base salaries in shares of the Company to preserve cash.

All project related costs are funded by the Joint Venture.  Ambler Metals is well funded to advance the UKMP with $80.8 million in cash and $77.7 million in working capital as at November 30, 2022. There are sufficient funds at the Joint Venture to fund an operating budget of $9.2 million and $1.0 million for the Ambler Access Project for fiscal 2023. Trilogy does not anticipate having to fund the activities of Ambler Metals until the current cash balance $80.8 million is expended.

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

There is no assurance that the Company will be able to obtain such financings or obtain them on favourable terms.  These uncertainties rise substantial doubt about the Company’s ability to continue as a going concern.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At February 14, 2023, we had 148,722,699 common shares issued and outstanding. At February 14, 2023, we had 13,585,400 stock options outstanding with a weighted-average exercise price of CDN$2.18 and 2,260,734 Deferred Share Units (“DSUs”) and 1,610,638 Restricted Share Units (“RSUs”) outstanding. At February 14, 2023 we hold 9,293 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board. A total of 1,549 common shares will be issued upon redemption of the NovaGold DSUs. For additional information on NovaGold DSUs, please refer to note 9 in our November 30, 2022 audited consolidated financial statements. Upon the exercise of all the forgoing convertible securities, the Company would be required to issue an aggregate of 17,458,321 common shares.

Financial instruments

Our financial instruments consist of cash, accounts receivable, deposits, accounts payable and accrued liabilities. The fair value of the financial instruments approximates their carrying value due to the short-term nature of their maturity. Our financial instruments initially measured at fair value and then held at amortized cost include cash, accounts receivable, deposits, and accounts payable and accrued liabilities.

(a)  Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2022 is limited to Canadian dollar balances consisting of cash of CDN$223,000, accounts receivable of CDN$22,000 and certain trade payables and accrued personnel costs CDN$393,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $10,000.

(b)  Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with Canadian chartered financial institutions. The Company’s accounts receivable are for the value added tax credit. The Company’s exposure to credit risk is equal to the balance of cash and accounts receivable as recorded in the financial statements.

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

(d)  Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on balances as at November 30, 2022, a 1% change in interest rates would result in a change in a negligible change in net loss, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

New accounting pronouncements

There were no new accounting pronouncements requiring management consideration during fiscal year 2022.

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

Income taxes

We must make estimates and judgments in determining the provision for income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits including interest and penalties. We are subject to income tax law in the United States and Canada. The evaluation of tax liabilities involving uncertainties in the application of complex tax regulation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. The evaluation of an uncertain tax position requires significant judgment, and a change in such judgement would result in an additional charge to the income tax expense and liability.

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

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Exchange Act and the rules of Canadian Securities Administrators, as at November 30, 2022. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2022.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2022, the Company’s internal control over financial reporting was effective.

Risk factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 14, 2023 available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Additional information

Additional information regarding the Company, including our annual report on Form 10-K, is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the Company and Ambler Metals’ funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects, sufficiency of the Ambler Metals’ cash to fund the UKMP; impact of COVID-19 on the Company’s operations; market prices for precious and base metals; statements regarding the Ambler Road Project; or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 14, 2023, filed with the Canadian securities regulatory authorities and the SEC, and other information released by Trilogy and filed with the appropriate regulatory agencies.

The Company’s forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, and the Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not place undue reliance on forward-looking statements

.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting is effective as of November 30, 2022.

/s/ Tony Giardini	/s/ Elaine Sanders

Tony Giardini	Elaine Sanders
President, Chief Executive Officer & Director	Vice President & Chief Financial Officer

February 13, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Trilogy Metals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trilogy Metals Inc. and its subsidiaries (together, the Company) as of November 30, 2022 and 2021, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2022, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Assessment of impairment indicators related to the Investment in Ambler Metals LLC

As described in Notes 2 and 4 to the consolidated financial statements, the Company has an investment in Ambler Metals LLC (“Ambler”) accounted for using the equity method of accounting. As of November 30, 2022, the carrying amount of the Company’s investment in Ambler was $142.8 million. Management assesses impairment indicators whenever changes in facts and circumstances indicate there is an other than temporary loss in value of the investment. Management applies judgment in assessing whether facts and circumstances indicate an other than temporary loss in value has occurred that could give rise to the requirement to conduct an impairment test. Factors such as (i) sustained losses by the investment, (ii) an absence of the ability to recover the carrying amount of the investment, and (iii) deterioration of market conditions, are evaluated by management in determining whether there are any indicators of impairment.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the reasonableness of management’s assessment of indicators of impairment related to the investment in Ambler, which included (i) evaluating whether there was an absence of the ability to recover the carrying amount of the investment by considering changes in Trilogy Metals market capitalization, and (ii) evaluating whether there was a deterioration of market conditions and assessing the completeness of facts and circumstances that could be considered as impairment indicators of the Investment in Ambler by performing an audit of the financial statements of Ambler as of November 30, 2022. Performing an audit of the financial statements of Ambler as of November 30, 2022 included (i) evaluating whether there were significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices (ii) evaluating whether there were significant adverse changes in legal factors with respect to mineral property title matters, and (iii) evaluating whether there was an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of  Ambler’s mineral properties.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 13, 2023

We have served as the Company's auditor since 2012.

Trilogy Metals Inc.

Consolidated Balance Sheets

As at November 30, 2022 and 2021

		in thousands of US dollars
	November 30, 2022	November 30, 2021
	$	$
Assets
Current assets
Cash	2,573	6,308
Accounts receivable (note 3)	17	19
Deposits and prepaid amounts	320	285
Total current assets	2,910	6,612

Investment in Ambler Metals LLC (note 4)	142,754	160,063
Fixed assets (note 5)	12	29
Mineral properties (note 6)	—	119
Right of use asset (note 8 (a))	319	482
Total assets	145,995	167,305

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 7)	345	852
Current portion of lease liability	189	179
Total current liabilities	534	1,031

Long-term portion of lease liability (note 8 (b))	33	235
Total liabilities	567	1,266

Shareholders’ equity
Share capital (note 9) – unlimited common shares authorized, no par value Issued – 146,225,035 (2021 – 145,009,811)	182,178	180,820
Contributed surplus	122	122
Contributed surplus – options (note 9(a))	27,352	25,990
Contributed surplus – units (note 9(b))	2,638	1,712
Deficit	(66,862)	(42,605)
Total shareholders' equity	145,428	166,039
Total liabilities and shareholders' equity	145,995	167,305

Commitments and contingencies (note 13)

Subsequent events (note 14)

(See accompanying notes to the consolidated financial statements)

/s/Tony Giardini, President, CEO and Director	/s/ Kalidas Madhavpeddi, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

For the Years Ended November 30

	in thousands of US dollars, except share and per share amounts
	2022	2021	2020
	$	$	$
Expenses
Amortization	17	21	91
Exploration expenses	47	143	—
Feasibility study (note 6(d))	—	—	1,065
Foreign exchange (gain) loss	(18)	36	56
General and administrative	1,287	1,517	1,650
Investor relations	183	602	537
Mineral properties expense (note 6(d))	—	—	1,545
Professional fees	998	818	1,347
Salaries	984	2,007	1,411
Salaries – technical services (note 4(e))	—	—	898
Salaries and directors expense – stock-based compensation	3,427	3,472	3,564
Total expenses	6,925	8,616	12,164
Other items
Gain on disposition of mineral property	(84)	—	(175,770)
Interest and other income	(34)	(16)	(87)
Services agreement income (note 4(e))	—	(22)	(929)
Share of loss on equity investment (note 4(b))	17,360	13,082	2,855
Write off mineral properties	90	—	—
Comprehensive (loss) earnings for the year	(24,257)	(21,660)	161,767
Basic (loss) earnings per common share	(0.17)	(0.15)	1.14
Diluted (loss) earnings per common share	(0.17)	(0.15)	1.12
Basic weighted average number of common shares outstanding	145,721,736	144,428,926	141,464,877
Diluted weighted average number of common shares outstanding	145,721,736	144,428,926	144,604,750

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended November 30

				in thousands of US dollars, except share amounts
				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – 2019	140,427,761	177,971	122	21,123	1,759	(182,712)	18,263
Exercise of options	3,297,588	1,133	—	(916)	—	—	217
Restricted share units	412,501	642	—	—	(642)	—	—
Stock-based compensation	—	—	—	3,096	468	—	3,564
Earnings for the year	—	—	—	—	—	161,767	161,767
Balance – 2020	144,137,850	179,746	122	23,303	1,585	(20,945)	183,811
Exercise of options	871,961	1,074	—	(658)	—	—	416
Stock-based compensation	—	—	—	3,345	127	—	3,472
Loss for the year	—	—	—	—	—	(21,660)	(21,660)
Balance – 2021	145,009,811	180,820	122	25,990	1,712	(42,605)	166,039
Exercise of options	81,674	76	—	(22)	—	—	54
Restricted share units	992,081	1,117	—	—	(1,117)	—	—
Joint venture contribution	31,469	51	—	—	—	—	51
Services settled by common shares	110,000	114	—	—	—	—	114
Stock-based compensation	—	—	—	1,384	2,043	—	3,427
Loss for the year	—	—	—	—	—	(24,257)	(24,257)
Balance – 2022	146,225,035	182,178	122	27,352	2,638	(66,862)	145,428

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

For the Years Ended November 30

	in thousands of US dollars
	2022	2021	2020
	$	$	$
Cash flows used in operating activities
(Loss) earnings for the year	(24,257)	(21,660)	161,767
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	17	21	91
Professional fees settled by common shares	114	—	—
Office lease accounting	(16)	(15)	(7)
Loss on working capital written-off upon joint venture formation	—	—	18
Gain on disposal of mineral property	(84)	—	(175,770)
Loss on equity investment in Ambler Metals LLC (note 4(b))	17,360	13,082	2,855
Unrealized foreign exchange (gain) loss	(18)	10	27
Stock-based compensation	3,427	3,472	3,564
Write off mineral properties	90	—	—
Net change in non-cash working capital
Decrease in accounts receivable	2	110	135
Decrease (Increase) in deposits and prepaid amounts	(64)	(101)	535
Decrease in accounts payable and accrued liabilities	(506)	(36)	(1,466)
Total cash flows used in operating activities	(3,935)	(5,117)	(8,251)
Cash flows from financing activities
Proceeds from exercise of options	54	416	217
Total cash flows from financing activities	54	416	217
Cash flows from investing activities
Mineral claims	—	(119)	—
Proceeds from disposition of mineral property	142	—	—
Total cash flows from (used in) investing activities	142	(119)	—
Decrease in cash	(3,739)	(4,820)	(8,034)
Effect of exchange rate on cash	4	3	(15)
Cash – beginning of the year	6,308	11,125	19,174
Cash – end of the year	2,573	6,308	11,125

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

1)    Nature of operations and Going Concern

Trilogy Metals Inc. (“Trilogy”, the “Company”, or “we”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties, through our equity investee (note 4), with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US” or “USA”). The Company also conducts early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As at November 30, 2022, the Company had a working capital surplus of $2.4 million (2021 - $5.6 million) and an accumulated deficit of $66.9 million (2021 - $42.6 million).  The Company has no recurring source of cash inflows at its current stage.  The Company’s cash outflow from operations was $3.9 million for the year ended November 30, 2022. The Company intends to finance its future requirements through a combination of debt and/or equity issuance.  There is no assurance that the Company will be able to obtain such financings or obtain them on a favourable terms.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

These financial statements were approved by the Company’s Board of Directors for issue on February 13, 2023.

Cash

Cash consists of cash held in banking institutions.

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

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made in assessing the possibility of impairment. Factors that may be indicative of an

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

impairment include a loss in the value of an investment that is not temporary. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, sustained losses by the investment, the absence of the ability to recover the carrying amount of the investment, deterioration of market conditions inclusive of significant changes in the legal, business or regulatory environment, significant adverse changes impacting the investee and internal reporting indicating the economic performance of an investment is, or will be, worse than expected.

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

The acquisition of title to mineral properties is a complicated and uncertain process. The Company has taken steps, in accordance with industry standards, to verify the title to mineral properties. Although the Company has made efforts to ensure that legal titles to its mining assets are properly recorded through the 50/50 joint venture (the “Joint Venture”) named Ambler Metals with South32 Limited (“South32”), there can be no assurance that such title will be secured indefinitely.

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of long-lived assets whenever events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Loans and receivables are recorded initially at fair value, net of transaction costs incurred, and subsequently at amortized cost using the effective interest rate method. Loans and receivables consist of cash, accounts receivable, and deposits.

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

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant judgments include the assessment of potential indicators of impairment of mineral properties and investments in affiliates where key judgement is the delay on the Ambler Access Project is temporary and the delay was considered when assessing indicators of impairment. Significant estimates include the measurement of the South32 property

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

acquisition option and subsequent equity method investment, income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

3)    Accounts receivable

	in thousands of dollars
	November 30, 2022	November 30, 2021
	$	$
GST input tax credits	17	19
Accounts receivable	17	19

4)    Investment in Ambler Metals LLC

(a)	Formation of Ambler Metals LLC

On February 11, 2020, the Company completed the formation of the 50/50 Joint Venture named Ambler Metals with South32. As part of the formation of the Joint Venture, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite Projects, while South32 contributed $145 million, resulting in each party’s subsidiaries directly owning a 50% interest in Ambler Metals. To assist Ambler Metals during the initial set up phase, Trilogy paid all of Ambler Metals’ invoices and was being reimbursed pursuant to a services agreement (the “Services Agreement”) between Trilogy and Ambler Metals until the back office transitioned to a new permanent team employed by the Joint Venture. The Services Agreement ended on December 31, 2020.

Ambler Metals is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which totaled $142.8 million at November 30, 2022. The following table summarizes the gain on derecognition of the UKMP assets upon transfer to the Ambler Metals Joint Venture on February 11, 2020.

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

(b)	Carrying value of investment in Ambler Metals

During the year ended November 30, 2022, Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals' net loss of $34.7 million for the year ended November 30, 2022 ( 2021 - $26.2 million). The carrying value of Trilogy’s 50% investment in Ambler Metals as at November 30, 2022 is summarized on the following table.

in thousands of dollars
$
February 11, 2020, fair value ascribed to Ambler Metals interest	176,000
Share of loss on equity investment from February 11, 2020 to November 30, 2020	(2,855)
November 30, 2020, investment in Ambler Metals	173,145
Share of loss on equity investment for the year ending November 30, 2021	(13,082)
November 30, 2021, Investment in Ambler Metals	160,063
Joint venture equity contribution	51
Share of loss on equity investment for the year ending November 30, 2022	(17,360)
November 30, 2022, Investment in Ambler Metals	142,754

(c)	The following table summarizes Ambler Metals’ Balance Sheet as at November 30, 2022.

	in thousands of dollars
	November 30, 2022	November 30, 2021
	$	$
Total assets	114,049	149,374
Cash	80,755	61,205
Loan receivable from South32 (current and long-term)	—	55,355
Mineral properties	30,899	30,757
Total liabilities	(4,335)	(5,043)
Accounts payable and accrued liabilities	(3,664)	(4,148)
Members' equity (total assets less total liabilities)	109,714	144,331

(d)	The following table summarizes Ambler Metals’ net loss for the years ended November 30, 2022 and November 30, 2021.

	in thousands of dollars
	Year ended
	November 30, 2022	November 30, 2021
	$	$
Depreciation	113	77
Corporate salaries and wages	1,664	2,381
General and administrative	738	991
Mineral property expense	32,083	22,720
Professional fees	792	1,047
Foreign exchange (gain)/loss	15	6
Interest income	(686)	(1,058)
Comprehensive loss	34,719	26,164

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

(e)	Related party transactions

During the fiscal year 2022, the Company transferred a mineral claim to Ambler Metals and received net proceeds of approximately $140,000.

During the fiscal year 2021, the Company charged $22,000 of expenses related to technical services, including geological, engineering, environmental and human resources and accounting services in connection with the Services Agreement. In addition, the Company received payments $4,000 related to operating expenses paid on behalf of Ambler Metals.

5)    Fixed assets

	in thousands of dollars
	British Columbia, Canada
	Furniture and equipment	Leasehold improvements	Computer hardware and software	Total
Cost	$	$	$	$
November 30, 2020	63	253	115	431
ROU asset reclass	—	(200)	—	(200)
November 30, 2021	63	53	115	231
Write off fully depreciated assets	(63)	—	(115)	(178)
November 30, 2022	—	53	—	53

Accumulated amortization
November 30, 2020	42	69	114	225
ROU asset reclass	—	(44)	—	(44)
Depreciation	14	6	1	21
November 30, 2021	56	31	115	202
Depreciation	7	10	—	17
Write off fully depreciated assets	(63)	—	(115)	(178)
November 30, 2022	—	41	—	41

Net Book Value
November 30, 2021	7	22	—	29
November 30, 2022	—	12	—	12

6)    Mineral properties and development costs

				in thousands of dollars
	November 30, 2021	Disposal	Write off	November 30, 2022
	$	$	$	$
Alaska, USA
West Kobuk	58	(58)	—	—
East Ambler	61	—	(61)	—
	119	(58)	(61)	—

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

(a)	Mineral properties expense

The following table summarizes mineral properties expense for the UKMP, Alaska, USA for the years ended November 30, 2022, 2021 and 2020, and includes expenditures funded by South32 up to the formation of the Joint Venture on February 11, 2020, as applicable.

		In thousands of dollars
	2022	2021	2020
	$	$	$
Alaska, USA
Community	—	—	137
Engineering	—	—	723
Environmental	—	—	99
Geochemistry and geophysics	—	—	12
Land and permitting	—	—	134
Project support	—	—	249
Wages and benefits	—	—	191
	—	—	1,545

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

7)    Accounts payable and accrued liabilities

		in thousands of dollars
	November 30, 2022	November 30, 2021
	$	$
Trade accounts payable	188	205
Accrued liabilities	36	105
Accrued salaries and vacation	121	542
Accounts payable and accrued liabilities	345	852

8)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2020	476
Net amortization	(150)
Previously classified in fixed assets	156
Balance as at November 30, 2021	482
Net amortization	(163)
Balance as at November 30, 2022	319

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Year ended	Year ended
	November 30, 2022	November 30, 2021
	$	$
Operating lease costs	187	187
Variable lease costs	143	122
Total lease expense	330	309

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of November 30, 2022, the remaining lease term was 1.5 years and the discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the year ended November 30, 2022 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $203,001.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2022 are as follows:

in thousands of dollars
November 30, 2022
Fiscal year	$
2023	199
2024	33
2025	—
Total undiscounted lease payments	232
Effect of discounting	(10)
Present value of lease payments recognized as lease liability	222

9)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2020	144,137,850	179,746
Exercise of options	871,961	1,074
November 30, 2021	145,009,811	180,820
Exercise of options	81,674	76
Restricted Share Units	992,081	1,117
Services settled by common shares	110,000	114
Joint venture equity contribution (note 4(b))	31,469	51
November 30, 2022, issued and outstanding	146,225,035	182,178

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”), once vested, on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of November 30, 2022, a total of 11,927 NovaGold DSUs remain outstanding representing a right to receive 1,988 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

During the year ended November 30, 2022, the Company granted 1,734,500 stock options (2021 – 3,374,150 stock options, 2020 – 4,445,000) at an exercise price of CDN$2.21 (2021 - CDN$2.52, 2020 – CDN$2.79) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The fair value attributable to options granted in 2022 was $0.71 (2021 -$0.84, 2020 - $0.90).

The fair value of the stock options recognized for the year ended November 30, 2022 has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the year are as provided below.

November 30, 2022
Risk-free interest rates	1.07%
Exercise price	CDN$2.28
Expected life	3 years
Expected volatility	60.6%
Expected dividends	Nil

The Company recognized a stock option expense of $1.4 million for the year ended November 30, 2022 (2021 - $3.3 million; 2020 - $3.1 million), net of forfeitures.

As of November 30, 2022, there were 1,379,836 non-vested options outstanding with a weighted average exercise price of CDN$2.35. The non-vested stock option expense not yet recognized was $0.1 million. This expense is expected to be recognized over the next twelve months.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

		November 30, 2022
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the year	10,539,324	2.54
Granted	1,734,500	2.21
Exercised	(81,674)	0.85
Cancelled	(678,750)	3.80
Forfeited	(288,000)	2.35
Balance – end of the year	11,225,400	2.49

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

During the year ended November 30, 2022, the Company received net proceeds of $54,295 upon the exercise of 81,674 options.

The following table summarizes information about the stock options outstanding at November 30, 2022.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$1.00 to $1.50	870,000	0.02	1.05	870,000	1.05	—
$2.01 to $2.50	2,396,250	3.29	2.27	1,632,748	2.29	763,502
$2.51 to $3.00	6,411,650	2.47	2.64	5,795,316	2.65	616,334
$3.01 to $3.41	1,547,500	2.06	3.03	1,547,500	3.03	—
	11,225,400	2.40	2.49	9,845,564	2.51	1,379,836

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2022 was $nil (2021 - $0.8 million, 2020 - $2.4 million) and the aggregate intrinsic value of exercised options for the year ended November 30, 2022 was $0.04 million (2021 - $1.4 million, 2020 - $2.6 million).

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

There were 1,359,349 RSUs granted during the fiscal year ended November 30, 2022 (2021 – nil, 2019 – nil). Directors were granted 283,289 DSUs throughout the year ended November 30, 2022 (2021 – 58,925, 2020 – 83,775) based on their election to receive 50% of their annual retainer in DSUs.

A summary of the Company’s RSU and DSU Plan and changes during the year ended November 30, 2022 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the year	—	1,277,445
Granted	1,359,349	283,289
Vested	(1,102,081)	—
Balance – end of the year	257,268	1,560,734

For the year ended November 30, 2022, Trilogy recognized a stock-based compensation expense of $2.0 million (2021 - $0.1 million, 2020 - $0.5million).

10)    Management of capital risk

The Company relies upon management to manage capital in order to accomplish the objectives of safeguarding the Company’s ability to continue as a going concern in order to pursue the development of the mineral properties, at the UKMP, through our equity investee (note 4) and maintain a capital structure which optimizes the costs of capital at an acceptable risk. The Company’s current capital consists of equity funding through capital markets.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

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

The Company’s financial instruments consist of cash, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash, accounts receivable, deposits, and accounts payable and accrued liabilities.

Financial risk management

The Company’s activities expose them to certain financial risks, including currency risk, credit risk, liquidity risk, interest risk and price risk.

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2022 is limited to the Canadian dollar balances consisting of cash of CDN$223,000, accounts receivable of CDN$22,000 and certain trade payables and accrued personnel costs CDN$393,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $10,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with Canadian chartered financial institutions. The Company’s only significant exposure to credit risk is equal to the balance of cash as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Contractually obligated cash flow requirements as at November 30, 2022 are as follows.

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	345	345	—	—	—
Office lease	232	199	33	—	—
	577	544	33	—	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on balances as at November 30, 2022 a 1% change in interest rates would result in a negligible change in net loss, assuming all other variables remain constant.

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

The Company did not have any financial assets and liabilities that were measured and recognized at fair value as at November 30, 2022.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

12)    Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

			in thousands of dollars
	November 30, 2022	November 30, 2021	November 30, 2020
	$	$	$
Combined federal and provincial statutory tax rate	27.00%	27.00%	27.00%
Income tax (recovery) at statutory rate	(6,549)	(5,848)	43,677
Difference in foreign tax rates	(252)	(194)	2,424
Effect of foreign exchange changes	—	—	(4)
Non-deductible expenditures	374	937	1,009
Income from option payments applied as proceeds of sale	—	—	(8,812)
Change in estimates in respect of prior years	39	116	(6)
Impact of new lease accounting rules (ASC 842 adoption)	—	—	(28)
Change in valuation allowance	6,388	4,989	(38,260)
Income tax recovery (expense)	—	—	—

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2022 and 2021 are as follows:

		in thousands of dollars
	November 30, 2022	November 30, 2021
	$	$
Deferred income tax assets
Non-capital losses	57,236	54,502
Mineral property interest	3,061	447
Mineral property impairment	17	—
Deferred interest	6,251	6,251
Property, plant and equipment	86	82
Lease liability	60	112
Share issuance costs	6	103
Other deductible temporary differences	181	197
Total deferred tax assets	66,898	61,694
Valuation allowance	(40,555)	(34,249)
Net deferred income tax assets	26,343	27,445
Deferred income tax liabilities
Investment in Ambler Metals LLC	(26,257)	(27,315)
Right of use asset	(86)	(130)
Deferred income tax liabilities	(26,343)	(27,445)
Net deferred income tax assets	—	—

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

The Company has loss carry-forwards of approximately $203 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

		in thousands of dollars
	Non-capital losses	Operating losses
	Canada	United States
	$	$
2023	—	960
2024	—	569
2025	—	1,530
2026	—	7,871
Thereafter	57,380	135,817
	57,380	146,747

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

Furthermore, tax reform provisions under Section 172 allow federal net operating losses arising in tax years subsequent to December 31, 2017 to be carried forward indefinitely. As at November 30, 2022 the Company has approximately $26 million in operating losses that can be carried forward indefinitely.

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

14)    Subsequent events

On December 1, 2022, senior management and the Board of Directors were granted 392,497 RSUs and 60,519 DSUs in settlement of approximately $170,000 for salaries and $35,000 for director fees.

On December 8, 2022, the Company granted 1,056,350 RSUs for short term incentives to executive and employees, all vesting immediately. Directors were granted 700,000 DSUs and 580,000 stock options, all vesting immediately. Employees and consultants were granted 2,650,000 stock options and 2,250,000 RSUs with vesting schedule one-third vesting immediately, one-third to vest on the one year anniversary of the grant date and one-third to vest on the second year anniversary of the grand date.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administrators, as at November 30, 2022. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2022.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2022, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during fiscal year ended November 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2023 Proxy Statement regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” and “Information Concerning the Board of Directors and Executive Officers” is incorporated by reference in this section. The information under the heading “Executive Officers of Trilogy” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. The information in our 2023 Proxy Statement regarding our Code of Business Conduct and Ethics under the subheading “Ethical Business Conduct” under “Statement of Corporate Governance Practices” is also incorporated by reference in this section. Finally, the information in our 2023 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information appearing in our 2023 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Statement of Executive Compensation”, and “Director Compensation” is incorporated by reference in this section.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of November 30, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,043,402	$1.79	8,890,354
Equity compensation plans not approved by security holders	—	—	—
Total	13,043,402	$1.79	8,890,354

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2023 Proxy Statement under the heading “Independence of Directors” under the heading “Information Concerning the Board of Directors and Executive Officers” and under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2023 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

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

10.5	NovaCopper Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 12, 2013)

10.6	NovaCopper Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 12, 2013, File No. 001-35447)

10.7	Form of NovaCopper Inc. Stock Option Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on April 27, 2012)

10.8	NovaCopper Inc. Equity Incentive Plan (incorporated by reference to Schedule G of Exhibit 99.1 to the Company’s Registration Statement on Form 40-F filed on March 1, 2012)

10.9	Employment Agreement, dated April 20, 2020, between the Company and Tony Giardini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020)

10.10

Employment Agreement, dated November 5, 2012, between the Company and Elaine Sanders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K filed on February 12, 2013)

10.11	Equity Incentive Plan for Ambler Metals LLC Officers and Employees (incorporated by reference to the Revised Appendix D to the Company’s proxy statement filed April 30, 2021)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Richard Gosse

23.3	Consent of Wood Canada Limited

23.4	Consent of Ausenco Engineering Canada Inc.

23.5	Consent of SRK Consulting (Canada) Inc.

23.6	Consent of Brown and Caldwell

23.7	Consent of Wood Canada Limited

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

96.1	Arctic Project S-K 1300 Technical Report Summary, Ambler Mining District, Alaska (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2023)

96.2

Technical Report Summary on the Initial Assessment of the Bornite Mineral Resource, Northwest Alaska, USA (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2023)

101

The following materials from Trilogy Metals Inc.’s Annual Report on Form 10-K for the year ended November 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(c)Financial Statement Schedules

Schedule A – The Financial Statement of Ambler Metals LLC as of November 30, 2022.

Schedule A

Report of Independent Registered Public Accounting Firm

To the Board of Ambler Metals LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ambler Metals LLC (the Company) as of November 30, 2022 and 2021, and the related statements of loss and comprehensive loss, changes in members' equity and cash flows for the years then ended and for the period from February 11, 2020 to November 30, 2020, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended and for the period from February 11, 2020 to November 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of impairment indicators for mineral properties

As described in Notes 2 and 5 to the financial statements, management assesses the possibility of impairment in the carrying value of mineral properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable (impairment indicators). The carrying value of the Company’s mineral properties was $30.9 million as of November 30, 2022. Management applies judgment to assess whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, giving rise to the requirement to conduct an impairment test. Events or changes in circumstances that could trigger an impairment test include (i) significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices, or significant adverse changes in legal factors, (ii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the mineral properties, and (iii) significant decreases in the market prices of the mineral properties.

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

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 13, 2023

We have served as the Company's auditor since 2020.

Ambler Metals LLC

Balance Sheet

As at November 30, 2022 and 2021

		in thousands of US dollars
	November 30, 2022 $	November 30, 2021 $
Assets
Current assets
Cash (note 3)	80,755	61,205
Deposits and prepaid	814	621
Current loan receivable (note 1,8)	—	19,029
Accounts receivables and other assets	8	2
Total current assets	81,577	80,857

Right of use asset (note 7)	651	877
Loan receivable (note 1,8)	—	36,326
Property, plant and equipment (note 4)	922	557
Mineral properties (note 5)	30,899	30,757
Total assets	114,049	149,374

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6,8)	3,664	4,148
Current lease liabilities (note 7)	240	224
Total current liabilities	3,904	4,372

Long term lease liabilities (note 7)	431	671
Total liabilities	4,335	5,043

Members' equity
Owner contribution - South 32	145,051	145,000
Owner contribution - Trilogy	31,257	31,206
Accumulated deficit	(66,594)	(31,875)
Total members' equity	109,714	144,331
Total liabilities and members equity	114,049	149,374

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Loss and Comprehensive Loss

For the Years Ended November 30

			in thousands of US dollars
	2022 $	2021 $	February 11, 2020 - November 30, 2020 $
Expenses
Depreciation	113	77	95
Corporate salaries and wages	1,664	2,381	441
General and administrative	738	991	826
Mineral property expense (note 5)	32,083	22,720	3,536
Professional fees	792	1,047	1,990
Foreign exchange (gain)/loss	15	6	3
Total expenses	35,405	27,222	6,891

Other items
Interest income	(686)	(1,058)	(1,180)
Loss and comprehensive loss for the year	34,719	26,164	5,711

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Changes in Members’ Equity

For the Years Ended November 30

In thousands of US dollars, except share amounts

	Number of units outstanding	Trilogy owner contribution $	South32 owner contribution $	Deficit $	Total members' equity $
Opening balance	2,000,000	31,206	145,000	—	176,206
Loss for the period	—	—	—	(5,711)	(5,711)
Balance - November 30, 2020	2,000,000	31,206	145,000	(5,711)	170,495
Loss for the year	—	—	—	(26,164)	(26,164)
Balance - November 30, 2021	2,000,000	31,206	145,000	(31,875)	144,331
Owner contributions	—	51	51	—	102
Loss for the year	—	—	—	(34,719)	(34,719)
Balance - November 30, 2022	2,000,000	31,257	145,051	(66,594)	109,714

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Cash Flows

For the Years Ended November 30

		in thousands of US dollars
	November 30, 2022 $	November 30, 2021 $	February 11, 2020 - November 30, 2020 $
Cash flows from (used in) operating activities
Loss for the year	(34,719)	(26,164)	(5,711)
Depreciation	113	77	95
Lease expense	264	261	—
Lease payments	(263)	(243)	—
Equity contribution by Trilogy	51	—	—
Change in working capital
Increase in deposits and prepaids	(193)	(78)	(543)
Decrease (increase) in accounts receivable and other assets	(6)	8	(10)
Increase (decrease) in accounts payable and accrued liabilities	(484)	2,703	1,445
Interest earned on South32 loan	(628)	(1,043)	(978)
Interest received on South32 loan	740	1,909
Cash used in operating activities	(35,125)	(22,570)	(5,702)

Cash flows from (used in) financing activities
Cash contribution by South32	51	—	145,000
Cash from financing activities	51	—	145,000

Cash flows from (used in) investing activities
Principle payment on South32 loan	55,244	2,256	(57,500)
Property Staking	(142)	(52)	(118)
Machinery and equipment	(321)	(67)	—
Vehicles	(47)	—	—
Computer hardware and software	—	—	(7)
Furniture and equipment	(110)	(35)
Cash from investing activities	54,624	2,102	(57,625)

Increase (decrease) in cash	19,550	(20,468)	81,673
Cash - beginning of the period	61,205	81,673	—
Cash - end of year	80,755	61,205	81,673

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

On February 11, 2020, pursuant to a contribution agreement among Trilogy, South32 and the Company (the “Contribution Agreement”), Trilogy contributed to the Company all of Trilogy’s assets associated with the Upper Kobuk Mineral Projects ("UKMP") located in northwest Alaska in exchange for a 50% membership interest in the Company. Simultaneously, South32 contributed $145 million cash in exchange for a 50% membership interest in the Company.

The operations and governance of the Joint Venture are provided for in the Company’s Limited Liability Company Agreement dated February 11, 2020 (the “LLC Agreement”).

The mining rights, deposits and property, plant and equipment contributed to the Company from Trilogy are recognized at Trilogy’s historical carrying value on the date of contribution. The contributions, including noncash contributions, made to the Company by each respective member on February 11, 2020 were as follows:

Respective contributions to the Joint Venture

in thousands of US dollars
$
Intangible assets:
Mining rights	30,587
Trilogy contributed intangible assets	30,587

Tangible assets:
Deposits	1
Property, plant and equipment	618
Trilogy contributed tangible assets	619

Cash	145,000
South32 contributed cash	145,000
Total capital contributed at inception	176,206

As a result of these transactions, Trilogy and South32 each have equal interests in the Company and have equal representation on the Board of the Company.

Following the formation of the Joint Venture, on March 17, 2020 the Company loaned South32 $57.5 million secured by South32’s membership interest in Ambler Metals and guaranteed by South32 International Investment Holdings Pty Ltd., a wholly owned subsidiary of South32. The loan had a 7-year maturity date and was recorded at amortized cost.  The loan repayment terms were such that quarterly payments became due from South32 on a quarterly basis beginning in 2Q 2021 based on forecasted expenditures.  On June 21, 2022, South32 paid the full balance of the loan, consisting of $53.0 million principal and $0.5 million interest.  See note 8 for additional information.

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

2.    Summary of significant accounting policies

Property, plant and equipment

Plant and equipment are recorded at cost and depreciation begins when the asset is put into service. Depreciation is calculated on a straight-line basis over the respective assets’ estimated useful lives. Depreciation periods by asset class are:

Computer hardware and software	3 years
Machinery and equipment	3 - 10 years
Furniture and equipment	5 - 10 years
Vehicles	3 years
Leasehold improvements	lease term

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

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Management applies judgment to assess impairment indicators that could give rise to the requirement to conduct a formal impairment test. Events and circumstances that could trigger an impairment test include, but are not limited to, significant adverse changes in the business climate including significant decreases to copper, zinc and other metal prices or significant adverse changes in legal factors, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the long-lived asset, and significant decreases in the market prices for long-lived assets.  Management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, proven and probable reserves and other mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange rates, production levels, operating, capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect management’s estimates.

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

The operating lease expenses are recognized on a straight-line basis over the lease term.

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

3.    Cash

As of November 30, 2022, included in cash is $0.4 million denominated in Canadian dollars and $80.5 million  denominated in United States dollars.

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

4. Property, plant and equipment

A summary of property, plant and equipment as of November 30, 2022 and November 30, 2021, is as follows:

				in thousands of US dollars
	Machinery and equipment $	Vehicles $	Computer hardware and software $	Furniture and Equipment $	Total $
Cost at November 30, 2020	1,057	—	12	—	1,069
Additions	—	67	—	35	102
Assets derecognized	(456)	—	—	—	(456)
Accumulated Depreciation	(135)	(13)	(9)	(1)	(158)
Net book value at November 30, 2021	466	54	3	34	557
Cost at November 30, 2021	601	67	12	35	715
Additions	321	47	—	110	478
Accumulated Depreciation	(206)	(44)	(12)	(9)	(271)
Net book value at November 30, 2022	716	70	—	136	922

5.    Mineral properties

				in thousands of US dollars
	November 30, 2020 $	Additions $	November 30, 2021 $	Additions $	November 30, 2022 $
Ambler	26,705	52	26,757	142	26,899
Bornite	4,000	—	4,000	—	4,000
	30,705	52	30,757	142	30,899

a)	Ambler

On February 11, 2020, the Ambler lands in Northwest Alaska, which contains the copper-zinc-lead-gold-silver Arctic Project and other mineralized targets within the volcanogenic massive sulfide belt, were contributed to Ambler Metals LLC pursuant to the Contribution Agreement. The Ambler lands are subject to a 1% net smelter return (“NSR”) royalty that can be purchased at any time for a one-time payment of $10 million.

Mineral property costs of approximately $142 thousand were added to the Ambler land holdings during the period ended November 30, 2022.

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

The following table summarizes mineral properties expense incurred for the year ended November 30, 2022, November 30, 2021 and November 30, 2020.  Lease expense for the warehouse previously classified as general and administrative of approximately $81 thousand and $48 thousand for the years ended November 30, 2021 and November 30, 2020, respectively, were reclassified to mineral property expense under project support in order to align with the current period presentation.

		in thousands of US dollars
	November 30, 2022 $	November 30, 2021 $	February 11, 2020 - November 30, 2020 $
Ambler Access Project	6,822	2,880	261
Community	219	114	—
Drilling	7,396	3,898	444
Engineering	2,002	1,508	645
Environmental	692	621	245
Geochemistry and geophysics	1,172	975	171
Land and permitting	800	1,266	232
Project support	8,613	8,432	368
Safety and risk	562	230	—
Wages and benefits	3,805	2,796	1,170
Mineral property expense	32,083	22,720	3,536

6.    Accounts payable and accrued liabilities

		in thousands of US dollars
	November 30, 2022 $	November 30, 2021 $
Accounts payable	1,031	844
Accrued demobilization charges	—	113
Accrued salaries and vacation	845	1,082
Accrued liabilities	1,788	2,109
Accounts payable and accrued liabilities	3,664	4,148

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

7.    Leases

(a)	Right of use assets

		in thousands of US dollars
	November 30, 2022 $	November 30, 2021 $
Opening balance	877	51
Recognition of right of use asset	—	1,046
Amortization	(226)	(220)
Right of use asset	651	877

In December 2020, the Company commenced a lease for their headquarters office in Anchorage, Alaska and recognized the right of use asset approximately $816 thousand.  In August 2021, the Company commenced a new lease for a warehouse in Fairbanks, Alaska and recognized the right of use asset of approximately $231 thousand.

(b)	Lease liabilities

The headquarters and warehouse leases are operating leases ending in 2025 and 2024, respectively. There is an option to renew for both lease agreements.

Lease expense for the headquarters is recorded within general and administrative expense and for the warehouse is recorded within mineral property expense and was comprised of the following components:

		in thousands of US dollars
	November 30, 2022 $	November 30, 2021 $
Operating lease costs	264	261
Variable lease costs	3	—
Operating lease costs	267	261

Variable lease costs consist primarily of the Company’s portion of common area maintenance fees including taxes. As of November 30, 2022, variable costs were approximately $3 thousand.

As of November 30, 2022, the remaining lease term was 37 months for the headquarters office and 20 months for the warehouse.

Supplemental cash and non-cash information relating to our leases during the period ended November 30, 2022, are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was approximately $263 thousand.
●	Non-cash amounts included in the measurement of lease liabilities was $nil.

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2022 are as follows:

in thousands of US dollars
November 30, 2022 $
2022	—
2023 to 2025	716
Total undiscounted lease payments	716
Effects of discounting	(45)
Present value of lease payments recognized as lease liability	671

8.    Related party transactions

During the year ended November 30, 2022, the Company earned interest of $0.6 million (2021 - $1 million), from the loan to South32 and received payments on the loan of $56 million, of which, $0.7 million applied to interest and $55.2 million applied to principal.

9.    Financial risk management

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and holds a bank account denominated in Canadian currency to facilitate payments to Canadian vendors, as necessary. The Company’s exposure to the currency risk at November 30, 2022 is limited to the Canadian dollar balances consisting of cash of approximately CDN $351 thousand and accounts payable of CDN $74 thousand. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net change would be approximately $22 thousand.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with a financial institution that is federally insured through FDIC. The Company’s exposure to credit risk is equal to the balance of cash recorded in the financial statements.

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

Contractually obligated cash flow requirements as of November 30, 2022 are as follows:

				in thousands of US dollars
	Total $	<1 year $	1-2 year $	2-5 years $	There after $
Accounts payable and accrued liabilities	3,664	3,664	—	—	—
Warehouse and office lease	716	266	243	207	—
	4,380	3,930	243	207	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on cash balances as of November 30, 2022, a 1% change in interest rates would result in a negligible change in cash, over a 12-month period, assuming all other variables remain constant.

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

The Company is authorized to establish a capital account for each member equal to that member’s initial capital contribution, represented by units. The units are voting and subject to transfer restrictions as defined in the LLC Agreement. As of November 30, 2022 and 2021, the Company had 2 million units, with each of South32 and Trilogy owning 1 million units each, in exchange for the contributions made to the Company at inception.

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

Date: February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Giardini	President and Chief Executive Officer	February 14, 2023
Tony Giardini	(Principal Executive Officer) and Director

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 14, 2023
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ James Gowans	Director	February 14, 2023
James Gowans

/s/ William Hayden	Director	February 14, 2023
William Hayden

/s/ William Hensley	Director	February 14, 2023
William Hensley

/s/ Gregory Lang	Director	February 14, 2023
Gregory Lang

/s/ Kalidas Madhavpeddi	Director	February 14, 2023
Kalidas Madhavpeddi

/s/ Janice Stairs	Director	February 14, 2023
Janice Stairs

/s/ Diana Walters	Director	February 14, 2023
Diana Walters