Form 10-Q
period 2023-08-31
Trilogy Metals Inc.
filed 2023-10-11
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2023

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

As of October 11, 2023, the registrant had 155,883,843 Common Shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

	in thousands of US dollars
	August 31, 2023	November 30, 2022
	$	$
Assets
Current assets
Cash	3,049	2,573
Accounts receivable	10	17
Deposits and prepaid amounts	457	320
Total current assets	3,516	2,910

Investment in Ambler Metals LLC (note 3)	136,867	142,754
Fixed assets	6	12
Right of use asset (note 5 (a))	188	319
Total assets	140,577	145,995

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	482	345
Current portion of lease liability	82	189
Total current liabilities	564	534

Long-term portion of lease liability	—	33
Total liabilities	564	567

Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value issued – 155,559,334 (2022 – 145,868,502)	187,715	182,178
Contributed surplus	118	122
Contributed surplus – options (note 6(b))	28,111	27,352
Contributed surplus – units (note 6(c))	2,858	2,638
Deficit	(78,789)	(66,862)
Total shareholders' equity	140,013	145,428
Total liabilities and shareholders' equity	140,577	145,995

Commitments (note 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	3

Trilogy Metals Inc.

Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts
	For the three months ended		For the nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
	$	$	$	$
Expenses
Amortization	2	4	6	15
Exploration expenses	22	11	23	11
Foreign exchange (gain) loss	3	(11)	1	(7)
General and administrative	278	279	1,014	1,014
Investor relations	18	18	71	155
Professional fees	139	131	897	568
Salaries	191	172	621	847
Salaries and directors expense – stock-based compensation	526	562	3,379	3,146
Total expenses	1,179	1,166	6,012	5,749
Other items
Gain on disposition of mineral property	—	(84)	—	(84)
Interest and other income	(37)	(11)	(83)	(15)
Share of loss on equity investment (note 3(b))	2,910	8,925	5,998	13,295
Write off mineral properties	—	(58)	—	90
Loss and comprehensive loss for the period	(4,052)	(9,938)	(11,927)	(19,035)
Basic loss per common share	(0.03)	(0.07)	(0.08)	(0.13)
Diluted loss per common share	(0.03)	(0.07)	(0.08)	(0.13)
Basic weighted average number of common shares outstanding	155,550,284	145,865,847	151,572,299	145,555,376
Diluted weighted average number of common shares outstanding	155,550,284	145,865,847	151,572,299	145,555,376

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	4

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2021	145,009,811	180,820	122	25,990	1,712	(42,605)	166,039
Exercise of options	31,674	50	—	(32)	—	—	18
Restricted Share Units	391,332	650	—	—	(650)	—	—
Joint venture contribution	31,469	51	—	—	—	—	51
Stock-based compensation	—	—	—	864	1,001	—	1,865
Loss for the period	—	—	—	—	—	(5,023)	(5,023)
Balance – February 28, 2022	145,464,286	181,571	122	26,822	2,063	(47,628)	162,950
Exercise of options	50,000	26	—	10	—	—	36
Restricted Share Units	110,000	113	—	—	(113)	—	—
Stock-based compensation	—	—	—	274	229	—	503
Loss for the period	—	—	—	—	—	(4,074)	(4,074)
Balance – May 31, 2022	145,624,286	181,710	122	27,106	2,179	(51,702)	159,415
Restricted Share Units	244,216	235	—	—	(235)	—	—
Stock-based compensation	—	—	—	221	350	—	571
Loss for the period	—	—	—	—	—	(9,938)	(9,938)
Balance - August 31, 2022	145,868,502	181,945	122	27,327	2,294	(61,640)	150,048

Balance – November 30, 2022	146,225,035	182,178	122	27,352	2,638	(66,862)	145,428
Restricted Share Units	2,346,366	1,538	(1)	—	(1,537)	—	—
Joint venture contribution	143,505	111	—	—	—	—	111
Services settled by common shares	7,793	4	—	—	—	—	4
Stock-based compensation	—	—	—	520	1,700	—	2,220
Loss for the period	—	—	—	—	—	(5,072)	(5,072)
Balance – February 28, 2023	148,722,699	183,831	121	27,872	2,801	(71,934)	142,691
Shares issued for private placement, net of share issue cost	5,854,545	3,115	—	—	—	—	3,115
Restricted Share Units	213,463	121	—	—	—	—	121
Deferred Share Units conversion	415,056	468	—	—	(468)	—	—
Services settled by common shares	63,533	35	—	—	—	—	35
Stock-based compensation	—	—	—	114	257	—	371
Loss for the period	—	—	—	—	—	(2,803)	(2,803)
Balance – May 31, 2023	155,269,296	187,570	121	27,986	2,590	(74,737)	143,530
Restricted Share Units	248,092	122	—	—	—	—	122
Services settled by common shares	40,816	20	—	—	—	—	20
NovaGold deferred share units conversion	1,130	3	(3)	—	—	—	—
Stock-based compensation	—	—	—	125	268	—	393
Loss for the period	—	—	—	—	—	(4,052)	(4,052)
Balance – August 31, 2023	155,559,334	187,715	118	28,111	2,858	(78,789)	140,013

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	5

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the nine months ended
	August 31, 2023	August 31, 2022
	$	$
Cash flows used in operating activities
Loss for the period	(11,927)	(19,035)
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	6	15
Professional fees settled by common shares	86	—
Office lease accounting	(9)	(13)
Gain on disposal of mineral property	—	(84)
Loss on equity investment in Ambler Metals LLC (note 3(b))	5,998	13,295
Unrealized foreign exchange loss (gain)	5	(1)
Stock-based compensation	3,379	2,939
Write off mineral properties	—	90
Net change in non-cash working capital
Decrease in accounts receivable	7	8
Increase in deposits and prepaid amounts	(137)	(231)
Decrease in accounts payable and accrued liabilities	(42)	(350)
Total cash flows used in operating activities	(2,634)	(3,367)
Cash flows from financing activities
Issuance of common shares, net of share issue cost (note 6(a))	3,115	—
Proceeds from exercise of options	—	54
Total cash flows from financing activities	3,115	54
Cash flows from investing activities
Proceeds from disposition of mineral property	—	142
Total cash flows from investing activities	—	142
Increase (decrease) in cash	481	(3,171)
Effect of exchange rate on cash	(5)	(4)
Cash – beginning of the period	2,573	6,308
Cash – end of the period	3,049	3,133

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	6

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

These interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of August 31, 2023 and our results of operations and cash flows for the nine-month period ended August 31, 2023 and August 31, 2022. The results of operations for the nine-month period ended August 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2023.

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

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 10, 2023.

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant judgments include the assessment of potential indicators of impairment for our equity method investments where key judgement is the delay on the Ambler Access Project is temporary and the delay was considered when assessing indicators of impairment. Significant estimates include the measurement of income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	7

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

Ambler Metals is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as at August 31, 2023, totaled $136.9 million.

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $5.8 million for the three-month period ending August 31, 2023 (2022 - $17.9 million) and $12.0 million for the nine-month period ending August 31, 2023 (2022 - $26.6 million).  During the nine-month period ending August 31, 2023, Trilogy made a $111,000 equity contribution to Ambler Metals through the issuance of 143,505 common shares of the Company as part of the long-term incentive compensation for Ambler Metals executives. Likewise, South32 made an equivalent equity contribution to Ambler Metals for $111,000 in cash for their 50% share. The carrying value of Trilogy’s 50% investment in Ambler Metals as at August 31, 2023 is summarized on the following table.

in thousands of dollars
$
November 30, 2022, Investment in Ambler Metals	142,754
Joint venture equity contribution	111
Share of loss on equity investment for the nine-month period ending August 31, 2023	(5,998)
August 31, 2023, Investment in Ambler Metals	136,867

(c)	The following table summarizes Ambler Metals’ Balance Sheet as at August 31, 2023.

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	8

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

	in thousands of dollars
	August 31, 2023	November 30, 2022
	$	$
Total assets	102,140	114,049
Cash	66,866	80,755
Mineral properties	30,899	30,899
Total liabilities	(4,200)	(4,335)
Accounts payable and accrued liabilities	(3,707)	(3,664)
Members' equity (total assets less total liabilities)	97,940	109,714

Members’ cash is held at one bank, the majority of cash is uninsured as at August 31, 2023.

(d) The following table summarizes Ambler Metals' loss for the nine-month period ending August 31, 2023.

			in thousands of dollars
	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
	$	$	$	$
Depreciation	38	32	113	77
Corporate salaries and wages	478	477	1,417	1,437
General and administrative	43	158	389	560
Mineral property expense	5,210	17,120	10,002	24,527
Professional fees	181	125	397	626
Foreign exchange (gain)/loss	(6)	10	(3)	5
Interest and other income	(125)	(72)	(319)	(642)
Comprehensive loss	5,819	17,850	11,996	26,590

4)    Accounts payable and accrued liabilities

		in thousands of dollars
	August 31, 2023	November 30, 2022
	$	$
Trade accounts payable	92	188
Accrued liabilities	94	36
Accrued salaries and vacation	296	121
Accounts payable and accrued liabilities	482	345

Of the accrued salaries and vacation approximately $166,000 was settled, subsequent to the end of the third quarter, on September 1, 2023 through the issuance of common shares of the Company.

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	9

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2022	319
Net amortization	(131)
Balance as at August 31, 2023	188

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Nine months ended	Nine months ended
	August 31, 2023	August 31, 2022
	$	$
Operating lease costs	140	140
Variable lease costs	103	108
Total lease expense	243	248

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As at August 31, 2023, the weighted-average remaining lease term is 0.6 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the nine-month period ending August 31, 2023 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $149,102.

Future minimum payments relating to the lease recognized in our balance sheet as of August 31, 2023 are as follows:

in thousands of dollars
August 31, 2023
Fiscal year	$
2023	51
2024	33
2025	—
Total undiscounted lease payments	84
Effect of discounting	(2)
Present value of lease payments recognized as lease liability	82

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	10

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2022	146,225,035	182,178
Private Placement, net of share issue cost	5,854,545	3,115
Restricted Share Units	2,807,921	1,780
Deferred Share Units	415,056	468
NovaGold deferred share units conversion	1,130	3
Services settled by common shares	112,142	60
Joint venture equity contribution (note 3(b))	143,505	111
August 31, 2023, issued and outstanding	155,559,334	187,715

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”), once vested, on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As at August 31, 2023, a total of 5,144 NovaGold DSUs remain outstanding representing a right to receive 859 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)	Common shares issuance

On April 25, 2023, the Company completed a non-brokered private placement of 5,854,545 common shares of the Company (the “Common Share”) at a price of $0.55 per Common Share for gross proceeds of $3.2 million and net proceeds of $3.1 million.  Financing costs consisted of legal and stock exchange fees.

(b)	Stock options

During the three-month period ended February 28, 2023, the Company granted 3,230,000 stock options (2022 - 1,734,500 stock options) at an exercise price of CDN$0.78 (2022 - CDN$2.21) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to this option grants was CDN$0.37 (2022 - CDN$0.94).   There were no stock options granted during the second and third quarters.

For the nine-month period ended August 31, 2023, Trilogy recognized a stock-based compensation charge of $0.8 million (2022 - $1.4 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	11

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Assumptions used in the pricing model for the nine-month period ended August 31, 2023 are as provided below.

August 31, 2023
Risk-free interest rates	3.49%
Exercise price	CDN$0.78
Expected life	3 years
Expected volatility	67.7%
Expected dividends	Nil

As at August 31, 2023, there were 2,131,757 non-vested options outstanding with a weighted average exercise price of CDN$1.02; the non-vested stock option expense not yet recognized was $0.24 million. This expense is expected to be recognized over the next 16 months.

A summary of the Company’s stock option outstanding and changes during the nine-month period ended August 31, 2023 is as follows:

		August 31, 2023
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the period	11,225,400	2.49
Granted	3,230,000	0.78
Cancelled	(286,000)	2.70
Expired	(1,170,000)	1.43
Balance – end of the period	12,999,400	2.16

There were no stock options exercised during the nine-month period ended August 31, 2023.

The following table summarizes information about the stock options outstanding at August 31, 2023.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.75 to $1.00	3,230,000	4.27	0.78	1,463,328	0.78	1,766,672
$2.01 to $2.50	2,270,250	2.56	2.27	1,905,165	2.28	365,085
$2.51 to $3.00	6,041,650	1.73	2.64	6,041,650	2.64	—
$3.01 to $3.50	1,457,500	1.31	3.03	1,457,500	3.03	—
	12,999,400	2.46	2.16	10,867,643	2.38	2,131,757

The aggregate intrinsic value of vested stock options (the market value less the exercise price) at August 31, 2023 was $Nil (2022 - $Nil) and the aggregate intrinsic value of exercised options for the nine-month period ending August 31, 2023 was $Nil (2022 - $0.05 million).

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	12

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

A summary of the Company’s unit plans and changes during the nine-month period ending August 31, 2023 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the period	257,268	1,560,734
Granted	4,273,433	1,107,895
Vested/Converted	(2,920,063)	(415,056)
Balance – end of the period	1,610,638	2,253,573

For the nine-month period ending August 31, 2023, Trilogy recognized a combined RSU and DSU stock-based compensation charge of $2.0 million (2022 - $1.6 million), net of estimated forfeitures.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at August 31, 2023 is limited to the Canadian dollar balances consisting of cash of approximately CDN$126,000, accounts receivable of approximately CDN$12,000 and accounts payable of approximately CDN$340,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $14,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with a Canadian chartered financial institution of which the majority is uninsured as at August 31, 2023. The Company’s only significant exposure to credit risk is equal to the balance of cash as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	13

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

Contractually obligated undiscounted cash flow requirements as at August 31, 2023 are as follows:

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	482	482	—	—	—
Office lease	84	84	—	—	—
	566	566	—	—	—

Included in accounts payable and accrued liabilities approximately $166,000 is for accrued salaries that were settled, subsequent to the end of the third quarter, on September 1, 2023 through the issuance of common shares of the Company (note 9).

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on balances as at August 31, 2023, a 1% change in interest rates would result in a negligible change in net loss, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

8)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b) above.

9) Subsequent event

On September 1, 2023, pursuant to previous elections, the Board of Directors were granted 175,127 DSUs in settlement of approximately $82,750 of director fees and senior management were granted 283,693 RSUs in lieu of cash salaries of approximately $166,000, all vesting immediately. The grants were in support of an effort to preserve cash and increase share ownership by settling director fees and a portion of senior management salaries in shares of the Company.

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended August 31, 2023

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets, including statements about the plans and budget for the 2023 field exploration program, perceived merit of properties, exploration results and budgets, the impact of the BLM’s suspension of permits on the right-of-way with the Alaska Industrial Development and Export Authority (“AIDEA”) relating to the Ambler Road Project, the Company and Ambler Metals’ funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects (as defined below), sufficiency of the $145 million subscription price to fund the UKMP, impact of COVID-19 on the Company’s operations, market prices for precious and base metals, statements regarding the Ambler Access Project (also known as the Ambler Mining District Industrial Access Project), or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	15

●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to the COVID-19 pandemic;
●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to the suspension by the BLM of the right-of-way permits with AIDEA relating to the AMDIAP to permit the Department of the Interior to carry out additional work on the environmental impact statement, and associated delays relating to such suspension;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	16

●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	risks related to increases in costs of fuel and other required supplies and concerns relating to supply chain and the ability to obtain needed supplies at a reasonable cost, or at all;
●	risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company’s business;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	17

●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated October 11, 2023 and provides an analysis of our unaudited interim financial results for the quarter ended August 31, 2023 compared to the quarter ended August 31, 2022.

The following information should be read in conjunction with our August 31, 2023 unaudited interim condensed consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2022. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Richard Gosse, P.Geo., Vice President, Exploration of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE American Stock Exchange (“NYSE American”) under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K, is available on SEDAR+ at www.sedarplus.ca and on EDGAR at www.sec.gov.

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	18

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

Project activities

UKMP Field Activities

In July, Ambler Metals used the camp to support a small team of geologists who were continuing work started in 2022 on the stratigraphy and alteration of the Arctic deposit. The focus of the work was to relog existing drill core from 13 holes across the deposit and 4 holes from regional prospects. In addition, sampling was undertaken for chemostratigraphy and alteration footprint definition. Geological and talc models for the Arctic deposit were updated and an updated geological and structural model for the area surrounding Arctic was recommended.

The camp was also utilized by Ambler Metals to conduct sampling of core from the Bornite deposit to be used in a study initiated by the Center to Advance the Science of Exploration to Reclamation in Mining (“CASERM”) at the Colorado School of Mines to investigate the occurrence and distribution of critical elements, including germanium.  Ambler Metals has recently accepted a proposal from CASERM with leveraged funding from the United States Geological Survey to contribute samples from Bornite to further investigate the occurrence, distribution, and sequestration of critical elements, including germanium, using a suite of micro-analytical methods such as SEM- and XRF-based techniques, electron probe micro analysis, and LA-ICP-MS. Objectives of the study include compiling a comprehensive whole-rock 60+ geochemical dataset of select samples from the Bornite deposit that complement the existing dataset from the South Reef area related to a recently prepared Master of Science thesis.

Bornite Studies

Ambler Metals has engaged Wood Canada Limited and SRK Consulting (Canada) Inc. to complete an initial scoping level study on the Bornite deposit to determine if the ore at Bornite may extend the mine life at the proposed Arctic Project. The scope of work covers mining, processing, hydrogeology, infrastructure, tailings management, and waste rock management.

The study assumes that ore from Bornite will be transported approximately 30 km northeast to the Arctic mill for processing after completion of mining at the Arctic deposit. Bornite will utilize the proposed infrastructure supporting the Arctic Project including power generation, airstrips and camp. There are potential significant synergies between  Arctic and Bornite which could lower the overall capital costs and extend the regional mine life from 13 years for the Arctic deposit to 30 years with both Arctic and Bornite.

The study is considering both an open-pit and an underground mine using existing geologic modelling, geotechnical information, and hydrogeological information and, where possible, will rely on concepts and costs developed for the Arctic Feasibility Study.

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	19

Metallurgical test work to potentially increase cobalt reporting with copper concentrate was initiated in July using three previously tested concentrates from the Bornite deposit. The test work is being conducted by ALS Minerals and is expected to be completed in the fourth quarter of this year.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)

AIDEA started field work in May 2023 utilizing a camp at Coldfoot, which work was completed in mid-September. In mid-June AIDEA started utilizing the Ambler Metals Bornite camp with an average of 40 people daily at camp throughout the summer with approximately 20 NANA shareholder hires among them. Ambler Metals recently closed the Bornite camp with no safety incidents reported.  AIDEA successfully completed the planned field program from Bornite consisting of cultural resource inventory surveys and testing of sites over approximately 450 acres, hydraulic and hydrology studies at bridge crossings to assess conditions for area drainage, culvert placement and bridge design, collecting topographical and bathymetric survey data to support bridge data and fish passage culverts, engineering reconnaissance surveys and fish habitat investigations.  In March 2023, the board of Ambler Metals approved funding of $12.3 million, a 50% share of the total budget of $24.6 million for the Ambler Access Project which is being funded equally by AIDEA and Ambler Metals.  As at August 31, 2023, $6.5 million has been spent to date on logistics and cost of the field season.

On November 15, 2022, the United States Bureau of Land Management (“USBLM”) submitted a status report announcing that it anticipated publishing a draft Supplemental Environmental Impact Statement (“SEIS”) in the second quarter of calendar 2023 and a final SEIS in the fourth quarter of calendar 2023. On January 17, 2023 and March 20, 2023, the USBLM submitted status reports reaffirming the timing of the draft and final SEIS.

On May 19, 2023, the USBLM submitted a status report revising the timeline for development of the SEIS and a subsequent Record of Decision. The USBLM now anticipates publishing a draft SEIS in the third quarter of calendar year 2023, a final SEIS in the first quarter of calendar year 2024, and a Record of Decision within the second quarter of calendar year 2024.   On July 18, 2023 and September 18, 2023, the USBLM submitted status reports reaffirming the timing of the draft SEIS, final SEIS and the Record of Decision.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	20

Summary of results

		in thousands of US dollars, except per share amounts
	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Selected expenses	$	$	$	$

General and administrative	278	279	1,014	1,014
Investor relations	18	18	71	155
Professional fees	139	131	897	568
Salaries	191	172	621	847
Salaries and directors expense – stock-based compensation	526	562	3,379	3,146
Share of loss on equity investment	2,910	8,925	5,998	13,295
Comprehensive loss for the period	(4,052)	(9,938)	(11,927)	(19,035)
Basic and diluted loss per common share	(0.03)	(0.07)	(0.08)	(0.13)

For the three-month period ended August 31, 2023, we reported a net loss of $4.1 million compared to a net loss of $9.9 million for the three-month period ended August 31, 2022. The decrease in comprehensive loss in the third quarter of 2023 compared to the same quarter in 2022 is due to the decrease in our share of loss of Ambler Metals, and stock-based compensation and salaries. The decrease of our share of losses of Ambler Metals is mainly due to the decrease in mineral property expenses over the comparative quarter in the prior year from the decrease in drilling, engineering and project support costs and partially offset from the increased cost in the Ambler Access Project.

For the nine-month period ended August 31, 2023, we reported a net loss of $11.9 million compared to a net loss of $19.0 million for the nine-month period ended August 31, 2022. The difference for the nine-month period ended August 31, 2023, when compared to the same period in 2022, is primarily due to a $7.3 million decrease in our equity pick-up of Ambler Metals’ comprehensive loss in the current period as well as decreases in salaries and investor relations, and partially offset from the increase in professional fees and stock-based compensation.  The decrease in our share of losses of Ambler Metals is mainly due to the decrease in mineral property expenses over the comparable period in the prior year from decreases in drilling, engineering, and project support costs and partially offset from the increase in the Ambler Access Project cost.

Liquidity and capital resources

We expended $2.6 million on operating activities during the nine-month period ending August 31, 2023 with the majority of cash spent on corporate salaries, professional fees related to our annual regulatory filings, and annual fees paid to the Toronto Stock Exchange and the NYSE American Exchange with the American and Canadian securities commissions.

As at August 31, 2023, we had cash and working capital of $3.0 million. Management continues with cash preservation strategies to reduce cash expenditures where feasible, including but not limited to reductions in marketing and investor conferences and office expenses.  In addition, the Company’s Board of Directors have agreed to take all of their fees in deferred share units in an effort to preserve cash.  The Company’s senior management team is also taking a portion of their base salaries in shares of the Company to preserve cash.

All project related costs are funded by Ambler Metals. Amber Metals is well funded to advance the UKMP with $66.9 million in cash and $66.0 million in working capital as at August 31, 2023. There are sufficient funds at Ambler Metals to fund this fiscal year’s budget for the UKMP and the Ambler Access Project. Trilogy does not anticipate having to fund the activities of Ambler Metals until the current cash balance of $66.9 million is expended.

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	21

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

As at October 11, 2023, we had 155,883,843 common shares issued and outstanding. As at October 11, 2023, we had 12,999,400 stock options outstanding with a weighted-average exercise price of CDN$2.16, 2,428,701 Deferred Share Units (“DSUs”), and 1,610,638 Restricted Share Units (“RSUs”) outstanding. As at October 11, 2023 we hold 5,144 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board.  A total of 859 common shares will be issued upon redemption of the NovaGold DSUs. Upon the exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 17,039,598 common shares.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	22

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

Additional information

Additional information regarding the Company, including our annual report on Form 10-K, is available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com. Information contained on our website is not incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of August 31, 2023. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	23

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended August 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation.

Item 1A. Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 14, 2023 (“Form 10-K”) which is available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.  There have been no material changes to the risk factors set forth in Trilogy’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5. Other Information

None.

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	24

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 11, 2023	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini

President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders

Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended August 31, 2023	26