Form 10-K
period 2023-11-30
Trilogy Metals Inc.
filed 2024-02-09
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2023

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

As at May 31, 2023, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $98.1 million. As of February 9, 2024, the registrant had 159,749,073 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 29, 2024, in connection with the registrant’s 2023 annual meeting of shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TRILOGY METALS INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Trilogy” refer to Trilogy Metals Inc., formerly NovaCopper Inc. (“Trilogy” or “Trilogy Metals”), a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2023.

CURRENCY

All dollar amounts are in United States currency unless otherwise stated. References to C$ or CDN$ refer to Canadian currency, and $ or US$ to United States currency.

FORWARD-LOOKING STATEMENTS

The information discussed in this Annual Report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and applicable Canadian securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating anticipated activity with respect to the Ambler Mining District Industrial Access Project (“Ambler Access Project” or “AAP”), the Company’s plans and expectations relating to the Upper Kobuk Mineral Projects (as defined herein), completion of transactions, market prices for precious and base metals, the results of the NI 43-101 Arctic Report and S-K 1300 Arctic Report (as defined herein), the timing of the final SEIS (as defined herein) and a Record of Decision, or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Access Project will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority (“AIDEA”) will build the AAP;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;

●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties and related cost increases;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred, indicated and measured mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	uncertainty related to successfully acquiring commercially mineable mineral rights;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	risks related to industry competition in the acquisition of exploration properties and the recruitment and retention of qualified personnel;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares (“Common Shares”), diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;

●	uncertainty as to the volatility in the price of the Company’s Common Shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”);
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (“SEC”), Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”); and
●	risks related to the future effects of the COVID-19 pandemic.

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

TECHNICAL INFORMATION

Richard Gosse, a Qualified Person under NI 43-101 and S-K 1300 (as defined herein) and an employee and Vice President Exploration of the Company has reviewed and approved the scientific and technical information contained in this Annual Report on Form 10-K.

PART I

Item 1.     BUSINESS

Our principal business is the exploration and development of the Upper Kobuk Mineral Projects (“Upper Kobuk Mineral Projects” or  “UKMP” or “UKMP Projects”) located in the Ambler Mining District in Northwest Alaska, United States. The Upper Kobuk Mineral Projects are held by Ambler Metals LLC (“Ambler Metals”), a limited liability company owned equally by Trilogy and South32 Limited (“South32”), and is comprised of the (i) Arctic Project, which contains a high-grade polymetallic volcanogenic massive sulfide (“VMS”) deposit (“Arctic Project”); and (ii) Bornite Project, which contains a carbonate-hosted copper - cobalt deposit (“Bornite Project”). Our goals include expanding mineral resources and advancing the UKMP Projects through technical, engineering and feasibility studies so that production decisions can be made on those projects. Our interest in Ambler Metals is held by a wholly-owned subsidiary, NovaCopper US Inc. (dba Trilogy Metals US) (“Trilogy Metals US”), registered to do business in the State of Alaska. We also conduct early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

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

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiaries at November 30, 2023. All ownership is 100% unless otherwise stated.

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

Trilogy’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration and advancement of the Bornite Project with our joint venture partner, South32, and through the pursuit of similarly attractive mining projects. We plan to:

●	advance the Arctic Project towards development with key activities including increased definition of the NI 43-101 and S-K 1300 mineral resources and reserves contained in the Arctic FS, additional metallurgical and geotechnical studies and the advancement of baseline environmental studies;

●	advance exploration in the Ambler Mining District and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and
●	pursue project level or corporate transactions that are value accretive.

Significant Developments in 2023

●	On January 25, 2023, the Company announced the second set of drilling results from the 2022 field season at the Upper Kobuk Mineral Projects and on February 27, 2023, the Company announced the third set of drilling results from the 2022 field season at the UKMP.
●	On February 14, 2023, the Company announced an updated feasibility study technical report for the Arctic Project and an updated resource for the Bornite Project, and filed NI 43-101 technical reports for both projects with the Canadian securities regulators. In addition, the Company announced technical report summaries for both projects prepared in accordance with S-K 1300 and which were filed as exhibits with the annual report on Form 10-K.
●	On April 25, 2023, the Company completed non-brokered private placement of 5,854,545 Common Shares at a price of $0.55 per Common Share for gross proceeds of $3.2 million. After legal and stock exchange fees, the Company received net proceeds of $3.1 million.
●	On September 11, 2023 the Company provided an update on the activities at the UKMP with the Bornite camp opening.
●	On October 19, 2023, the Company announced that the United States Bureau of Land Management’s (“BLM”) had filed the draft Supplemental Environmental Impact Statement (“SEIS”) on its website https://eplanning.blm.gov/eplanning-ui/project/57323/570 and anticipated being in the federal register on October 20, 2023. The draft SEIS was open for a 60-day public comment period, until December 19, 2023. The BLM reconfirmed they anticipate a final SEIS is expected in the first quarter of 2024, and a Record of Decision within the second quarter of 2024.

Significant Developments in 2022

●	On January 11, 2022, the Company announced the 2022 program and budget of approximately $28.5 million for the advancement of the UKMP located in Northwestern Alaska. The budget was 100% funded by Ambler Metals.
●	On January 20, 2022, the Company announced an updated mineral resource for the Bornite Project.
●	On February 7, 2022, the Company announced that the AIDEA had formally approved the proposed plan and budget for the 2022 summer field season activities and services of up to $30.8 million for the Ambler Access Project. The cost was shared 50/50 by AIDEA and Ambler Metals.
●	On February 23, 2022, the Company announced that the United States Department of the Interior (“DOI”) filed a motion to remand the Final Environmental Impact Statement (“FEIS”) and suspend the right-of-way permits issued to AIDEA for the Ambler Access Project. The DOI has stated that the suspension of the road permits will allow it to carry out additional supplemental work on the FEIS. The motion also indicated that the DOI has requested that the lawsuits filed against the DOI by a coalition of national and Alaska environmental non-government organizations be suspended. The lawsuits had been filed in response to the BLM issuance of the Joint Record of Decision (“JROD”), that authorized a right-of-way across federally managed lands for AIDEA and the AAP.

●	On June 8, 2022, the Company announced that Ambler Metals had commenced mobilization for the upcoming exploration field program at the UKMP.
●	On September 21, 2022, the Company announced that the BLM had published in the Federal Register a Notice of Intent (“NOI”) that it will prepare the SEIS for the proposed Ambler Mining District Industrial Access Road. The NOI indicates that:
●	The BLM will accept comments related to the SEIS for 45 days so that the BLM can determine which, if any, additional impacts and resources related to identified deficiencies should be more thoroughly assessed to facilitate integrating the BLM’s National Environmental Policy Act (“NEPA”) analysis with its ongoing Alaska National Interest Lands Conservation Act Section 810 and National Historic Preservation Act Section 106 processes;
●	Input by Alaska Native Tribes and Corporations will continue to be of critical importance and that BLM will continue to consult with these entities under applicable guidance; and
●	Preparation of the SEIS in compliance with NEPA will additionally help the BLM to fulfill its obligations under applicable law.
●	On November 23, 2022, the Company announced that the BLM submitted a status report in accordance with the Voluntary Remand dated May 17, 2022 stating that the comment period ended on November 4, 2022 for the scoping process of the SEIS and that the BLM currently anticipates publishing a draft SEIS during the second quarter of calendar year 2023, which will be open for public comment upon publication. The BLM also anticipates publishing a final SEIS, conducting final pre-decision consultation with Alaska Native Tribes and Corporations, and issuing a Record of Decision, all within the fourth quarter of calendar year 2023.

Significant Developments in 2021

●	On January 6, 2021, the BLM, the National Park Service and the AIDEA signed Right-of-Way agreements giving AIDEA the ability to cross federally owned and managed lands along the route for the Ambler Road Project approved in the Joint Record of Decision. The agreements grant a 50-year right-of-way on federally owned and managed land by the federal agencies for the future development of the Ambler Mining District Industrial Access Road. The authorizing documents with the two agencies are the final federal permits required for the Ambler Road Project.
●	In a press release dated February 11, 2021, the Company announced its approval for Ambler Metals to enter into an Ambler Access Development Agreement (the “Development Agreement”) with AIDEA. The Development Agreement defines how AIDEA and Ambler Metals will work cooperatively together on the pre-development work for the Ambler Access Project to address funding and oversight of the project’s feasibility and permitting activities until the parties reach a decision on the construction of the project. The cost of the pre-development work and activities will be paid 50% by AIDEA and 50% by Ambler Metals based on an annually agreed program and budget. Under the Development Agreement, Ambler Metals and AIDEA agree to contribute up to $35 million each for pre-development costs of the Ambler Access Project through December 31, 2024.
●	In a press release dated April 19, 2021, the Company announced that the AIDEA had formally approved the proposed plan and budget for the 2021 summer field season activities and services of up to $13 million for the Ambler Access Project. The cost was to be shared 50/50 by AIDEA and Ambler Metals. The Board of AIDEA authorized up to $6.5 million for field season activities. These funds were to be matched by up to another $6.5 million from Ambler Metals under the terms of the Ambler Access Development Agreement that was approved by the AIDEA Board on February 10, 2021 and subsequently executed by both parties, resulting in a total budget for 2021 of up to $13 million. The AAP is a proposed 211-mile, east-west running controlled industrial access road that would provide industrial access to the Ambler Mining District in northwestern Alaska.

●	In a press release dated May 17, 2021, the Company announced that Ambler Metals had finalized the details of the 2021 exploration field program at the UKMP for the previously approved $27 million exploration budget. The exploration program was aligned with a strategy developed by the Company and South32 which prioritizes the exploration budget within the UKMP. The strategy defines a program that advances the highest priority projects and exploration targets, both VMS and Carbonate-Hosted Copper (“CHC”), ranging from early-stage geophysical anomalies that were identified during the 2019 airborne Versatile Time Domain Electromagnetic (“VTEM”) survey to advanced VMS and CHC prospects with historical resources. The site camp opened on June 1, 2021.

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

In connection with possible development of a mine on the Bornite lands or ANCSA lands, Ambler Metals and NANA will execute a mining lease to allow Ambler Metals or the joint venture to construct and operate a mine on the Bornite lands or ANCSA lands. These leases will provide NANA a 2% net smelter royalty as to production from the Bornite lands and a 2.5% net smelter royalty as to production from the ANCSA lands. If Ambler Metals decides to proceed with construction of a mine on the Ambler lands, NANA will enter into a surface use agreement with Ambler Metals which will afford Ambler Metals access to the Ambler lands along routes approved by NANA on the Bornite lands or ANCSA lands. In consideration for the grant of such surface use rights, Ambler Metals will grant NANA a 1% net smelter royalty on production and an annual payment of $755 per acre as adjusted for inflation each year beginning with the second anniversary of the effective date of the NANA Agreement and for each of the first 400 acres (and $100 for each additional acre) of the lands owned by NANA and used for access which are disturbed and not reclaimed.

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

Employees

As of November 30, 2023, we had 5 full-time employees, all except our CEO, were employed at our executive office in Vancouver, BC.  We have entered into executive employment agreements with the CEO and CFO (each as defined herein).

Information About Our Executive Officers

As of November 30, 2023, we had two executive officers, namely Tony Giardini and Elaine Sanders.  The following information is presented as of November 30, 2023.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Tony Giardini Rome, Italy Director, President and Chief Executive Officer	64	June 1, 2020(1)	Chief Executive Officer of Trilogy (2020 – present); President of Ivanhoe Mines Ltd. (May 2019 – March 2020); Chief Financial Officer of Kinross Gold Corporation (December 2012 - April 2019)
Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	54	January 30, 2012(2)	Vice President and Chief Financial Officer of Trilogy (2012 – present); Corporate Secretary of Trilogy (2011 – present)

(1)	Mr. Giardini was appointed President and Chief Executive Officer on June 1, 2020.
(2)	Ms. Sanders was appointed Chief Financial Officer on January 30, 2012. She became a full-time employee of the Company on November 13, 2012.

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

Risks Related to the future of the COVID Pandemic

The outbreak of the coronavirus (COVID-19) may affect our operations.

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

The Company’s business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the coronavirus (“COVID-19”) emerged in China and the virus has now spread around the world, including Canada and the U.S. The extent to which COVID-19 impacts the Company’s business, including exploration and development activities at Ambler Metals and the market for its securities, will depend on future developments, which are uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus and travel and other restrictions established to curb the spread of the COVID-19, has and could continue to materially and adversely impact the Company’s business including without limitation, the planned exploration programs at Ambler Metals, employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, the timing to process drill and other metallurgical testing, interruption of supplies from third parties upon which the Company relies  and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on the its business, financial condition and results of operations.

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

We have limited financial resources. We currently generate no mining operating revenue and must primarily finance exploration activity and the development of mineral projects by other means. Although South32 funded Ambler Metals in the amount of US$145 million upon formation of the joint venture in 2020, in the future, once our share of such amount has been expended or we wish to acquire any other properties outside of Ambler Metals, our ability to continue exploration, development and production activities, if any, will depend on our ability to obtain additional external financing. Any unexpected costs, problems or delays could severely impact our ability to continue exploration and development activities. The failure to meet ongoing obligations on a timely basis could result in a loss or a substantial dilution of our interests in projects.

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

If the development of one of our projects is found to be economically feasible and approved by our board of directors (the “Board”) and in the case of the UKMP Projects, by our joint venture partner, South32, such development will require obtaining permits and financing, the construction and operation of mines, processing plants and related infrastructure, including road access. As a result, we are and will continue to be subject to all of the risks associated with establishing new mining operations, including:

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

We cannot provide assurances that the proposed AAP that would provide access to the Ambler Mining District will be built, that it will be built in a timely manner, that the cost of accessing the proposed road will be reasonable, that it will be built in the manner contemplated, or that it will sufficiently satisfy the requirements of the Upper Kobuk Mineral Projects. The proposed AAP requires significant permitting and approvals, and the JROD issued in 2020 is currently subject to lawsuits which could delay or prevent the project. Further, changes in the U.S. federal administration may result in changes in interpretations or priorities which may further delay or prevent the proposed AAP.

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

As the Upper Kobuk Mineral Projects are located in a remote area, exploration, development and production activities may be limited and delayed by inclement weather and a shortened exploration season. The exploration of the UKMP Projects has also been impacted by COVID-19. See “Risks Related to the future of COVID-19” above.

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

The unprecedented events in global financial markets in the past several years and the impact of COVID-19 have had a profound impact on the global economy. Many industries, including the copper mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations, high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. A worsening or slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth and ability to finance. Specifically:

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

U.S. investors in the Company should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the tax years ending November 30, 2020 and 2021, but we believe we were a PFIC for the tax years ending November 30, 2018, 2019, 2022 and 2023 and may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. Holder’s (as defined below under Certain U.S. Federal Income Tax Considerations – U.S. Holders”) holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “QEF Election” or a “Mark-to-Market Election” (each as defined below under “Certain U.S. Federal Income Tax Considerations – Default PFIC Rules under Section 1291 of the Code”).  A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders.  A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein.  This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

Proposed legislation in the U.S. Congress, including changes in U.S. tax law, and the Inflation Reduction Act of 2022, may adversely impact the Company and the value of Common Shares.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect the Company or holders of Common Shares. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact the Company’s financial performance and the value of Common Shares. Additionally, U.S. states in which we operate or own assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on the Company and purchasers of Common Shares is uncertain.

In addition, the Inflation Reduction Act of 2022 includes provisions that will impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of the Treasury and we cannot predict how this legislation or any future changes in tax laws might affect the Company or purchasers of Common Shares.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY

Not applicable.

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

Mineral Resource Summary Table as of November 30, 2023

Project	Resource	Tonnage	Average Grade					Contained Metal Content
			Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Alaska	Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Arctic – 50% Attributable Interest	Inferred	2.25	1.92	0.70	2.93	0.43	35.6	94.5	34.5	144	31	2.5
Bornite – 50% Attributable Interest	Inferred	101.3	1.46					3,257

Notes:

1.	A Qualified Person and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2023 and reviewed the reserves and resources in the S-K 1300 Arctic Report and the S-K 1300 Bornite Report and confirmed that the reserves and resources remain current as of November 30, 2023.
2.	Mineral Resources were prepared in accordance with the standards and definitions of S-K 1300 and represent disclosure of Mineral Resources under S-K 1300 standards and definitions.
3.	The Mineral Resource estimate is reported exclusive of Mineral Reserves. There are no Mineral Reserves estimated on the Bornite property.
4.	Trilogy Metals’ 50% attributable interest is stated in the table.
5.	Figures may not sum due to rounding.
6.	The mineral resources are reported in place (point of reference).

Arctic Notes:

7.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1,300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and general and administrative costs. The assumed average pit slope angle is 43º.
8.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell and a second pass of mineral resource tabulation was performed exterior to the constraining resource pit and interior to the constraining reserve pit which is included in the Mineral Resource tabulation.
9.	The cut-off grade is 0.5% copper equivalent: CuEq = (Cu% x 0.92) + (Zn% x 0.290) + (Pb% x 0.231) + (Au g/t x 0.398) + (Ag g/t x 0.005).

Bornite Notes:

10.	Mineral resources are constrained by: an open pit shell at a cut-off grade of 0.5% Cu, with an average pit slope of 43 degrees; and underground mining shapes with a cut-off grade of 1.79% Cu. The cut-off grades include the considerations of a $4.05/lb Cu price, process recovery of 87.2%, open pit mining costs of $3.21/t mined, underground mining cost of $73.62/t mined, process cost of $19.14/t processed, G&A cost of $4.14/t processed, treatment, refining, sales cost of $0.73/lb Cu in concentrate, road use cost of $8.04/t processed, 2% NSR royalty.

Mineral Reserve Estimate as of November 30, 2023 for the Arctic Project, Alaska USA

Classification	Tonnage	Average Grade
	Mt	Cu (%)	Pb (%)	Zn (%)	Au (g/t)	Ag (g/t)
Probable Mineral Reserves – 50% Attributable Interest	23.35	2.11	0.56	2.90	0.42	31.8

Notes:

1.	A Qualified Person and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2023 and reviewed the reserves and resources in the S-K 1300 Arctic Report and the S-K 1300 Bornite Report and confirmed that the reserves and resources remain current as of November 30, 2023.
2.	Mineral Reserves were estimated assuming open pit mining methods and include a combination of internal and contact dilution. Total dilution is expected to be between 30% and 40%. Pit slopes vary by sector and range from 26° to 56°. A marginal NSR cut-off of $38.8 /t is used.
3.	Mineral Reserves are based on prices of $3.46/lb Cu, $0.91/lb Pb, $1.12/lb Zn, $1,615/oz Au, and $21.17/oz Ag.
4.	Variable process recoveries averaging 92% Cu in Cu concentrate, 62% Pb in Pb concentrate, 88% Zn in Zn concentrate, 47% Au in Cu concentrate, 33% Ag in Cu concentrate, 26% Au in Pb concentrate and 49% Ag in Pb concentrate.
5.	Mineral Reserves are based on mining cost of $2.52/t incremented at $0.02/t/5m and $0.012/t/5m below and above 790 m elevation, respectively.
6.	Costs applied to processed material following: process operating cost of $18.31/t, G&A of $5.83/t, sustaining capital cost of $2.37/t, closure cost of $4.27/t, road toll cost of $8.04/t.
7.	Strip ratio (waste:ore) is 7.3:1.
8.	Selling terms following: payables of 96.5% of Cu, 95% of Pb and 85% of Zn, treatment costs of $80/t Cu concentrate, $160/t Pb concentrate and $215/t Zn concentrate; refining costs of $0.08/lb Cu in Cu concentrate, and$10/oz Au, $1.25/oz Ag in Pb concentrate; and transport cost $270.98/t concentrate.
9.	Fixed royalty percentage of 1% NSR.
10.	Trilogy Metals’ 50% attributable interest is stated in the table.
11.	The point of reference for the Mineral Reserves is defined at the point where the ore is delivered to the processing plant.
12.	The metal prices and costs were fixed over the 13-year mine life.

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

The Company’s book value of its investment in Ambler Metals is $135.2 million as of November 30, 2023.

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

Except as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from the (i) 2023 S-K 1300 report for Arctic titled “Arctic Project Technical Report Summary, Ambler Mining District, Alaska” dated November 30, 2022 prepared by Ausenco Engineering Canada Inc., Wood Canada Limited,  SRK Consulting (Canada) Inc. and Brown and Caldwell, each of whom are not affiliated with Trilogy  (“S-K 1300 Arctic

Report”) and the (ii) 2023 Arctic Report titled “Arctic Project NI 43-101 Technical Report on Feasibility Study, Ambler Mining District, Alaska” with an effective date of January 20, 2023, prepared by Ausenco Engineering Canada Inc., Wood Canada Limited, SRK Consulting (Canada) Inc. and Brown and Caldwell (“NI 43-101 Arctic Report”).  The information regarding the Arctic Project is based on assumptions, qualifications and procedures which are not fully described herein.  Reference should be made to the full text of the S-K 1300 Arctic Report and the NI 43-101 Arctic Report which has been filed, as applicable, with the relevant US and Canadian securities regulatory authorities.  The NI 43-101 Arctic Report is available for review on SEDAR+ at www.sedarplus.ca and the S-K 1300 Arctic Report is available for review on EDGAR at www.sec.gov.

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

The land tenure consists of 2,136 contiguous State claims totaling 230,736 acres (93,336 hectares), including 905 40-acre claims, 1231 160-acre claims, and 18 Federal patented claims comprising 271.9 acres (110 hectares) held in the name of Ambler Metals. Surface use of the private land held as Federal patented claims is limited only by reservations in the patents and by generally-applicable environmental laws. Surface use of State claims allows the owner of the mining claim to make such use of the surface as is “necessary for prospecting for, extraction of, or basic processing of minerals.”

NANA controls lands granted under the Alaska Native Claims Settlement Act to the south of the Arctic Project boundary. Ambler Metals and NANA are parties to the NANA Agreement that consolidates the parties’ land holdings into an approximately 190,929 hectares land package and provides a framework for the exploration and development of the area. The NANA Agreement has a term of 20 years, with an option in favour of Ambler Metals to extend the term for an additional 10 years. If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, a decision is made to proceed with construction of a mine on the lands subject to the NANA Agreement, NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized from such project. In the event that NANA elects to exercise its back-in-right, the parties will, as soon as reasonably practicable, form a joint venture with NANA electing to participate between 16% to 25%, and Ambler Metals owning the balance of the interest in the joint venture. If Ambler Metals decides to proceed with construction of a mine on its own lands subject to the NANA Agreement, NANA will enter into a surface use agreement which will afford Ambler Metals access to the Arctic Project along routes approved by NANA. In consideration for the grant of such surface use rights, NANA will receive a 1% net smelter royalty on production and provide an annual payment on a per acre basis.

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

Earlier work by Ambler Metals defined the Arctic deposit as two or more discrete horizons of sulphide mineralization contained in a complexly deformed isoclinal fold with an upright upper limb and an overturned lower limb hosting the main mineralization. Nearby drilling suggested that a third upright lower limb, likely occurs beneath the currently explored stratigraphy.

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

Exploration

Table 1 summarizes the exploration work conducted by NovaGold, Trilogy (formerly, NovaCopper) and Ambler Metals from 2004 to 2022. Field exploration was largely conducted during the period between 2004 to 2007 and 2021 to 2022 with associated engineering and characterization studies between 2008 and 2021.

Table 1 - Summary of Overall Exploration Activities Targeting VMS Style Mineralization in the Ambler Sequence Stratigraphy and the Arctic Deposit

Work Completed	Year	Details	Focus
Geological Mapping
-	2004	-	Arctic deposit surface geology
-	2005	-	Ambler Sequence west of the Arctic deposit

Work Completed	Year	Details	Focus
-	2006	-	COU, Dead Creek, Sunshine, Red
-	2015, 2016	SRK	Geotechnical Structural Mapping
-	2016	-	Arctic deposit surface geology
-	2021	-	Snow, Ambler, Nani, DH, Cliff, Sunshine, Dead Creek, BT, 98-9/Pipe, COU, SE Arctic, Nora
-	2022	-	Snow, Ambler, Nani, DH, Bud, Sunshine, Dead Creek, BT, 98-9/Pipe, COU, East Arctic, Nora, South Cliff, SK, Cynbad, Z, Tom Tom, Kogo/White Creek
Geophysical Surveys
SWIR Spectrometry	2004	2004 drill holes	Alteration characterization
TDEM	2005	2 loops	Follow-up of Kennecott DIGHEM EM survey
	2006	13 loops	District targets
	2007	6 loops	Arctic extensions
Downhole EM	2007	4 drill holes	Arctic deposit
VTEM Plus (Versatile Time Domain Electromagnetic) airborne helicopter geophysical	2019	400m line spacing with 200m infill with tie lines 4000m spacing	Ambler Mining District and Cosmos Hills with infill over Arctic, Sunshine and Horse-Cliff
ZTEM (Z-Axis Tipper Electromagnetic) airborne helicopter geophysical	2019	400m line spacing with tie lines 4000m spacing	Ambler Mining District and Cosmos Hills with infill over Arctic, Sunshine and Horse-Cliff
Geochemistry
-	2005	-	Stream silts – core area prospects
-	2006	-	Soils – core area prospects
-		-	Stream silts – core area prospects
-	2007	-	Soils – Arctic deposit area
-	2021	-	Soils - VTEM 26-29, JA Creek, West Dead Creek, Dead Creek
-	2022	-	Soils - Sub Arctic Valley, South Cliff, VTEM 26-29, VTEM-41, VTEM-23 , East and West Sunshine, Tom

Work Completed	Year	Details	Focus
			Tom, Kogo/White Creek, SK, Cynbad, East Arctic, West Dead Creek, Dead Creek, 98-9/Pipe, Z, Nora, Ambler, Nani
-			Streams silts - Core area prospects
Survey
Collar	2004 to 2011, 2018, 2019, 2021, 2022	DGPS	All 2004 to 2019 NovaCopper drill holes
	2004, 2008	Resurveys	Historical Kennecott drill holes
Photography/Topography	2010	-	Photography/topography
LiDAR Survey	2015, 2016	-	LiDAR over Arctic Deposit
Technical Studies
Geotechnical	2010	BGC	Preliminary geotechnical and hazards
ML/ARD	2011	SRK	Preliminary ML and ARD
Metallurgy	2012	SGS	Preliminary mineralogy and metallurgy
Geotechnical and Hydrology	2012	BGC	Preliminary rock mechanics and hydrology
Geotechnical and Hydrology	2015, 2016, 2018, 2019, 2021, 2022	SRK	Arctic P FS and FS slope design
ML/ARD	2015, 2016, 2017, 2018, 2019	SRK	Static kinetic tests and ABA update - ongoing
Metallurgy	2015, 2016, 2017, 2018, 2019, 2021	SGS, ALS	Cu-Pb Separation Testwork; Flotation and Variability Testwork; SAG Mill Comminution (SMC) Testwork, filtration Testwork, thickener Testwork, and tailings settling testing
Project Evaluation
Resource Estimation	2008	SRK	Resource estimation
PEA	2011	SRK	PEA - Underground
	2012	Tetra Tech	PEA – Open Pit

Work Completed	Year	Details	Focus
PFS	2018	Ausenco	Pre-Feasibility Study
FS	2020	Ausenco	Feasibility Study

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

All drill holes, except 11 geotechnical holes in 2017, 24 geotechnical holes drilled in 2018, 8 geotechnical holes from the 2021 program and 34 exploration holes from the 2022 program, for which assay results were not available - were considered for use in the estimate of Mineral Resources.

Geotechnical drilling is summarized in Table 2 and Table 3. The number of holes reported for each year are the holes that were staffed by a geotechnician at the rig and the primary purpose was to gather geotechnical data.

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

Core recovery during NovaGold/NovaCopper/Trilogy Metals and Ambler Metals drill programs was good to excellent, resulting in quality samples with little to no bias.

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

After logging, the core was cut in half using diamond core saws. If core was not competent, it was split by using a spoon to transfer half of the core into the sample bag. One-half of the core was returned to the core box for storage on site and the other half was bagged, labelled, and sent to ALS Minerals Laboratories in Vancouver for analysis and the other half was archived in the core storage facility at the Bornite Camp facilities or at the Ambler Metals warehouse in Fairbanks. For the 2021 metallurgical holes, ¼ core was sampled for analysis at ALS, ¼ retained, and ½ sent for metallurgical testing.

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

Paired laboratory and field determinations for mineralized zone SG measurements from 1998 and the 2004 program show very low variation.

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

Mineral Resource and Mineral Reserve Estimates

Mineral Resource Estimate

Mineral Resources have not been previously disclosed under S-K 1300 standards prior to fiscal year ended November 30, 2022 and definitions in a filing with the United States Securities and Exchange Commission (SEC). A description of the key assumptions, parameters, and methods used in the mineral resource estimate are included in Chapter 11 of the S-K 1300 Arctic Report . A brief discussion of the material assumptions and criteria used in the mineral resource estimation are as follows:  Mineral resource estimates are performed from a 3D block model based on geostatistical applications using LeapFrog software. The block model has a parent block size measuring 10 x 10 x 5 m with a sub-block size measuring 2 x 2 x1 m and uses data derived from 171 drill holes within the Arctic deposit. The resource estimate was generated using drill hole sample assay results and the interpretation of a geological model which relates to the spatial distribution of copper, lead, zinc, gold and silver. Interpolation characteristics were defined based on the geology, drill hole spacing, and geostatistical analysis of the data. The effects of potentially anomalous high-grade sample data, composited to 2 m intervals, are controlled by capping each mineralization zone. The grade models have been validated using a combination of visual and statistical methods. The resources were classified according to their proximity to the sample data locations and are reported using the 2014 CIM Definition Standards in the NI 43-101 Arctic Report and standards and definitions in S-K 1300 in the S-K 1300 Arctic Report. The tonnes, grade, and classification are the same under the two standards. Model blocks estimated by three or more drill holes spaced at a maximum distance of 100 m are included in the Indicated category. Inferred blocks are within a maximum distance of 150 m from a drill hole.

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

Table 6 - Parameters Used to Generate a Resource-Constraining Pit Shell

Optimization Parameter	Unit	Value
Open Pit Mining Cost	$/t mined	3
Milling Cost + G&A	$/t processed	35
Pit Slope	degree	43
Copper Price	$/lb	3.00
Lead Price	$/lb	0.90
Zinc Price	$/lb	1.00
Gold Price	$/oz	1,300
Silver Price	$/oz	18
Metallurgical Recovery: Copper	%	92
Lead	%	77
Zinc	%	88
Gold	%	63
Silver	%	56

Note: no adjustments for mining recovery or dilution. The metal prices and costs were fixed over the 13-year mine life.  The metal prices are within the range of industry consensus of long-term average metal prices based on an assessment of industry peers, and long-term forecast prices by banks at the time of the mineral resource estimate.

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

Table 7a – S-K 1300 Mineral Resource Summary Table, Exclusive of Mineral Reserves

Resource	Tonnage	Average Grade					Contained Metal Content
		Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Inferred -100%	4.5	1.92	0.70	2.93	0.43	35.6	189	69	288	62	5
Inferred – 50% Attributable Interest	2.25	1.92	0.70	2.93	0.43	35.6	94.5	34.5	144	31	2.5

Notes:

1.	A Qualified Person and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2023 and reviewed the resources in the S-K 1300 Arctic Report confirmed that the resources remain current as of November 30, 2023.
2.	Mineral Resources were prepared in accordance with the standards and definitions of S-K 1300.
3.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1,300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and general and administrative costs. The assumed average pit slope angle is 43º.
4.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell and a second pass of mineral resource tabulation was performed exterior to the constraining resource pit and interior to the constraining reserve pit which is included in the Mineral Resource tabulation.
5.	The cut-off grade is 0.5% copper equivalent: CuEq = (Cu% x 0.92) + (Zn% x 0.290) + (Pb% x 0.231) + (Au g/t x 0.398) + (Ag g/t x 0.005).
6.	The Mineral Resource estimate is reported exclusive of those Mineral Resources that were converted to Mineral Reserves.
7.	Trilogy Metals’ 50% attributable interest is stated in the table.
8.	Figures may not sum due to rounding.

Table 7b – NI 43-101 Mineral Resource Summary Table, Inclusive of Mineral Reserves

Resource	Tonnage	Average Grade					Contained Metal Content
		Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Confidence Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Indicated	35.7	2.98	0.79	4.09	0.59	45.2	2,347	621	3,216	675	52
Inferred	4.5	1.92	0.70	2.93	0.43	35.6	189	69	288	62	5

Notes:

1.	Mineral Resources are current as of November 30, 2022 and were verified by a Wood QP.
2.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and G&A. The assumed average pit slope angle is 43°.
3.	The cut-off grade is 0.5% copper equivalent. CuEq = (Cu%x0.92) + (Zn%x0.290) + (Pb%x0.231) + (Au g/tx0.398) + (Ag g/tx0.005).
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
5.	The Mineral Resource estimate is reported inclusive of those Mineral Resources that were converted to Mineral Reserves.
6.	Trilogy Metals’ attributable interest is 50% in the table.
7.	Figures may not sum due to rounding.

Factors that may affect the mineral resource estimate are listed below:

●	Uncertainties in sampling and drilling methods, data processing and handling.
●	Metal price assumptions.
●	Uncertainties in the cost assumptions used to determine the cut-off grade.
●	Uncertainties in the geological and mineralization shapes, and geological and grade continuity assumptions.
●	Uncertainties in the historically predicted (estimated) SG values determined by Random Forest Regressor.
●	Uncertainties in the geotechnical, mining, and metallurgical recovery assumptions.
●	Uncertainties represented by historical assay values for payable metals.
●	Uncertainties in the resource estimation parameters including parameters such as capping values, search ellipsoids, variogram models, number of composites.
●	Changes in the Mineral Resource Classification criteria.
●	Uncertainties to the input and design parameter assumptions that pertain to the conceptual pit constraining the estimates.
●	Uncertainties in the assumptions made to the concentrate marketability, payability and penalty terms.
●	Uncertainties in the assumptions regarding the continued ability to access the site, retain mineral and obtain surface rights titles, obtain environment and other regulatory permits, and maintain the social license to operate.

Mineral Reserve Estimates

Mineral Reserves were not disclosed under S-K 1300 standards prior to fiscal year ended November 30, 2022 in a filing with the SEC. A description of the key assumptions, parameters, and methods used in the mineral reserve estimate are included in Chapter 12 of the S-K 1300 Arctic Report . A brief discussion of the material assumptions and criteria used in the mineral reserve estimation are as follows: Mineral Reserves were classified in accordance with the CIM Definition Standards for Mineral Resources and Mineral Reserves (May 10, 2014) in the NI 43-101 Arctic Report and in accordance with the standards and definitions of S-K 1300 in the S-K 1300 Arctic Report.  There are no differences in the resulting tonnes, grade, or classification between the two reporting standards. Modifying factors were applied to the Indicated Mineral Resources to convert them to Probable Mineral Reserves. All of the Indicated Mineral Resources were converted to Probable Mineral Reserves. The point of reference for reporting the Mineral Reserves is at delivery to the mill, as such, the Mineral Reserves for the Arctic deposit incorporate appropriate mining dilution and mining recovery estimations.

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

Table 8 – Optimization Inputs

Parameter	Unit	Value	Cu Conc.	Pb Conc.	Zn Conc.
Metal Prices
Copper	$/lb	3.46
Lead	$/lb	0.91
Zinc	$/lb	1.12
Gold	$/oz	1,615
Silver	$/oz	21.17
Discount Rate	%	8
Dilution and Mine Losses	%	Estimated in a block-by-block basis, adding up 30% to 40%.
Mining Cost
Reference Bench Elevation	m	790
Base Cost	$/t	2.52
Incremental Mining Cost
Uphill (below 790m)	$/t/5m	0.02
Downhill (above 790m)	$/t/5m	0.012
Process Costs
Operating Cost	$/t milled	18.31
G&A	$/t milled	5.83
Sustaining Capital	$/t milled	2.37
Road Toll Cost	$/t milled	8.04
Closure	$/t milled	4.27
Processing Rate	kt/d	10
Process Recovery
Copper	%		89.9	2.4	2.7
Lead	%		8.1	79	2.2
Zinc	%		3.4	0.4	90.6
Gold	%		10.9	62.1	5.4
Silver	%		26.4	63.1	3.4
Payable – Main Element	%		96.5	95	85

Parameter	Unit	Value	Cu Conc.	Pb Conc.	Zn Conc.
Treatment Cost	$/dmt		80	160	215
Refining Cost
Copper	$/lb		0.08	-	-
Gold	$/oz		5	10	-
Silver	$/oz		0.5	1.25	-
Transport Cost	$/dmt	271
Concentrate Losses	% weight	0.42
Insurance Cost	%	0.15
Representation/Marketing	$/wmt	2.5
Slope Angles
Geotechnical Sector 1 (2L-E)	degrees	Variable based on slope dip direction. IRA ranging from 26 to 56.
Geotechnical Sector 2 (2L-W)	degrees	Variable based on slope dip direction IRA ranging from 38 to 56.
Geotechnical Sector 3 (2U)	degrees	Variable based on slope dip direction IRA ranging from 29 to 56.
Geotechnical Sector 4 (3)	degrees	Variable based on slope dip direction IRA ranging from 30 to 56.
Geotechnical Sector 5 (4L)	degrees	Variable based on slope dip direction IRA ranging from 34 to 56.
Geotechnical Sector 6 (4U)	degrees	Variable based on slope dip direction IRA ranging from 37 to 56.
Royalties
NANA Surface Use	%NSR	1

Note: IRA = inter ramp angle

The Mineral Reserves statement is shown in Table 9. Trilogy Metals attributable interest is 50% of the tonnes of the Mineral Reserves.

Table 9 – Mineral Reserve Estimate

Confidence Category	Tonnage	Average Grades
	Mt	Cu (%)	Pb (%)	Zn (%)	Au (g/t)	Ag (g/t)
Probable Mineral Reserves – 100%	46.7	2.11	0.56	2.90	0.42	31.8
Probable Mineral Reserves – 50% Attributable Interest	23.35	2.11	0.56	2.90	0.42	31.8

Notes:

1.	A Qualified Person and an employee of the Company, has reviewed the reserves in the S-K 1300 Arctic Report and confirmed that the reserves remain current as of November 30, 2023.
2.	Mineral Reserves were estimated assuming open pit mining methods and include a combination of internal and contact dilution. Total dilution is expected to be between 30% and 40%. Pit slopes vary by sector and range from 26° to 56°. A marginal NSR cut-off of $38.8/t is used.

3.	Mineral Reserves are based on prices of $3.46/lb Cu, $0.91/lb Pb, $1.12/lb Zn, $1,615/oz Au, and $21.17/oz Ag.
4.	Variable process recoveries averaging 92.2% Cu in Cu concentrate, 62.2% Pb in Pb concentrate, 87.6% Zn in Zn concentrate, 16.0% Pb in Cu concentrate, 1.9% Zn in Cu concentrate, 47.2% Au in Cu concentrate, 32.7% Ag in Cu concentrate, 0.8% Cu in Pb concentrate, 1.3% Zn in Pb concentrate, 26.1% Au in Pb concentrate, 48.7% Ag in Pb concentrate, 2.1% Cu in Zn concentrate, 4.5% Pb in Zn concentrate, 3.3% Au in Zn concentrate, 5.8% Ag in Zn concentrate.
5.	Mineral Reserves are based on mining cost of $2.52/t incremented at $0.02/t/5m and $0.012/t/5m below and above 790 m elevation, respectively.
6.	Costs applied to processed material following: process operating cost of $18.31/t, G&A of $5.83/t, sustaining capital cost of $2.37/t, closure cost of $4.27/t, road toll cost of $8.04/t.
7.	Strip ratio (waste:ore) is 7.3:1.
8.	Selling terms following: payables of 96.5% of Cu, 95% of Pb and 85% of Zn, treatment costs of $80/t Cu concentrate, $160/t Pb concentrate and $215/t Zn concentrate; refining costs of $0.08/lb Cu in Cu concentrate, and$10/oz Au, $1.25/oz Ag in Pb concentrate; and transport cost $270.98/t concentrate.
9.	Fixed royalty percentage of 1% NSR.
10.	Trilogy Metals’ attributable interest is 50% of the tonnage stated in the table.

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

More specifically the presence of certain talc layers in the rock have not been included in the current geological model and could affect the metallurgical recoveries and slope stability.  Additionally, there is currently no developed surface access to the Arctic Project area and beyond. Access to the Arctic Project is proposed to be via AAP, a road approximately 340 km (211 miles) long, extending west from the Dalton Highway where it would connect with the proposed Arctic Project area. Construction costs of the road are not yet final. The working assumption is that AIDEA would arrange financing in the form of a public-private partnership to construct and arrange for the construction and maintenance of the access road. AIDEA would charge a toll to multiple mining and industrial users (including the Arctic Project) in order to pay back the costs of financing the AAP. The amount paid in tolls by any user would be affected by the cost of the road, its financing structure, and the number of mines and other users of the road which could also include commercial transportation of materials and consumer items that would use the AAP to ship concentrates to the Port of Anchorage in Alaska and possibly provide goods and commercial materials to villages in the region.

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

Table 10 – LOM Average Recovery and Concentrate Grade

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

Accommodation

The Arctic Project will require three self-contained camps, in two different locations, equipped with their own power and heat generation capabilities, potable water treatment plant, sewage treatment plant, and garbage incinerator. The existing 90-person Bornite Camp currently used for exploration will be expanded and used to start the construction of the Arctic access road and the logistics yard and construction camp. This Bornite Camp will be expanded and available prior to surface access from the Dalton Highway via the AAP road. A 250-person construction camp (“CC”) will be constructed at a location near the intersection of the AAP road and Arctic Mine Access road, across the road from the Logistics Yard. CC will be constructed when limited access via the AAP is available for the transport of camp modules. A Permanent Accommodations Facility (“PAF”) will be constructed in the same location as CC. The PAF will be constructed when the AAP is available to transportation of the modules by truck and will be operating for about 2 years prior to the commissioning of the Arctic Mill and production of concentrates. During this period, it will be used to accommodate both construction personnel and the initial Ambler Metals Mine Operations and support personnel required for pre-production mining.

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

Tailings Management Facility

The TMF will be located at the headwaters of Subarctic Creek, in the upper-most portion of the creek valley. The 59 hectares footprint of the TMF will be fully lined with a geomembrane liner. Tailings containment will be provided by an engineered dam, buttressed by the WRF that will be constructed immediately downstream of the TMF and the natural topography on the valley sides. A starter dam will be constructed to elevation 830 m. Three subsequent raises will bring the final dam crest elevation to 892 m, which is 98 m lower than the final elevation of the WRF. The TMF is designed to store approximately 37.4Mm3 (41.2 Mt) of tailings produced over the 13-year mine life, 3.3 Mm3 of additional pond water, as well as 1.5 times the probable maximum flood, with 2.5 m of freeboard.

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

Annual undiscounted costs associated with long-term operations of the WTP are estimated to be $11.7 million in Phase 1 closure (15-years post-closure) and $10.8 million in Phase 2 closure (85 years thereafter), amounting to $1,095 million over the 100-year closure period. These costs equate to $258 million when discounted at 4.3% p.a. to the first year of post-production.

Capital and Operating Costs

Capital Costs

The capital cost estimate has an estimated accuracy of ±15% and uses Q3/Q4-2022 US dollars as the base currency within an estimated contingency of ±15%. The total estimated initial capital cost for the design, construction, installation, and commissioning of the Arctic Project is estimated to be $1,177 million. A summary of the estimated initial capital cost, sustaining capital cost and closure costs is shown in Table 11.

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

* Excludes pre-production costs

Economic Analysis

The results of the economic analyses discussed in this section represent forward-looking information as defined under U.S. and Canadian securities law. The results depend on inputs that are subject to several known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those presented herein. Information that is forward-looking includes the following: Probable Mineral Reserves that have been modified from Indicated Mineral Resource estimates; assumed commodity prices and exchange rates; proposed mine and process production plan; projected mining and process recovery rates; ability to market the three types of concentrate on favourable terms; ability to control the levels of deleterious elements in some of the concentrate batches; sustaining costs and proposed operating costs; assumptions as to closure costs and closure requirements, including WTP requirements; assumptions as to development of the Ambler Access Project, timeframe of such development and assumed toll charges; assumptions as to ability to permit the project; assumptions about environmental, permitting and social risks.

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

Sensitivity Analysis

Ausenco investigated the sensitivity of the Arctic Project’s pre-tax NPV, and IRR to several project variables. The following variables were elected for this analysis:

●	Copper price
●	Zinc price
●	Lead price
●	Gold price
●	Silver price
●	Capital costs
●	On-site operating costs
●	Off-site operating costs (royalties, refining and treatment charges, penalties, insurance, marketing, and representation fees, and concentrate transportation)

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

The early design interfaces for the Arctic Project will include at least:

●	Mine development
●	Waste Rock placement and Tails Dam
●	Arctic Project water management and treatment
●	Arctic Access Road design and construction, in particular the pioneer road necessary to allow earliest possible access to the Mine pre-assembly construction site

●	Bornite, Construction and Permanent Camps

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

Except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from the (i) 2023 S-K 1300 report for Bornite titled “Technical Report Summary on the Initial Assessment of the Bornite Mineral Resource, Northwest, Alaska, USA” dated November 30, 2022 prepared by Wood Canada Limited, which is unaffiliated with Trilogy  (“S-K 1300 Bornite Report”) and the (ii) technical report titled “NI 43-101 Technical Report on the Mineral Resource Update of the Bornite Project, Northwest Alaska, USA” with an effective date of January 26, 2023, prepared by Wood Canada Limited (the “NI 43-101 Bornite Report”). The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the S-K 1300 Bornite Report and the NI 43-101 Bornite Report which has been filed, as applicable, with certain Canadian securities regulatory authorities pursuant to NI 43-101.  The NI 43-101 Bornite Report is available for review on SEDAR+ at www.sedarplus.ca and the S-K 1300 Bornite Report is available for review on EDGAR at www.sec.gov.

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

The NANA Agreement outlines a partnership agreement for the development of the UKMP.  If, following receipt of a feasibility study and the release for public comment of a related draft environmental impact statement, Ambler Metals decides to proceed with construction of a mine on the lands subject to the NANA Agreement, Ambler Metals will notify NANA in writing and NANA will have 120 days to elect to either (a) exercise a non-transferrable back-in-right to acquire between 16% and 25% (as specified by NANA) of that specific project; or (b) not exercise its back-in-right, and instead receive a net proceeds royalty equal to 15% of the net proceeds realized by Ambler Metals from such project. The cost to exercise such back-in-right is equal to the percentage interest in the property multiplied by the difference between (i) all costs incurred by Ambler Metals or its affiliates on the property, including historical costs incurred prior to the date of the NANA Agreement together with interest on the historical costs; and (ii) $40 million (subject to exceptions). This amount will be payable by NANA to Ambler Metals in cash at the time the parties enter into a joint venture agreement and in no event will the amount be less than zero.

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

In 1947, Rhinehart “Rhiny” Berg staked claims over the Ruby Creek prospects, carried out extensive trenching and the first diamond drilling, and constructed an airstrip for access.  In 1957, BCMC, Kennecott’s exploration subsidiary, optioned the property from Berg.  Exploration drilling in 1961 and 1962 culminated in the discovery of the “No.1 Ore Body” where drill hole RC-34 cut 20 m of 24% Cu (the “No. 1 Ore Body” is a historical term used by BCMC that does not connote economic viability in the present context; it is convenient to continue to use the term to describe exploration work in a specific area that was previously referred to as the Ruby Creek Zone and is now referred to as simply the Ruby Zone).  The discovery of the “No. 1 Ore Body” led to the development of an exploration shaft in 1965 through 1966, the development of an exploration drift and the completion of underground drilling in 1967. The discovery of the Arctic project in 1965 prompted a hiatus in exploration at Bornite, and only limited drilling occurred up until 1997.

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

The geology of the Bornite resource area is composed of alternating intervals of carbonate rocks (limestone and dolostone) and calcareous phyllite. Limestone transitions laterally into dolostone near zones of mineralization and is considered hydrothermally altered. Spatial relationships and petrographic work suggest that dolomitization is genetically related to early stages of the copper mineralizing system; however, recent re-logging has questioned this view.

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

Two diamond drill holes targeting the Bornite copper-hosting carbonate sequence in the Cosmos Hills and Ambler Lowlands were completed during the 2021 field season.  Hole ALL21-001 targeted the northeast projection of the Bornite carbonate sequence under cover in the Ambler Lowlands about 7 km east-northeast of Bornite. The second hole, hole RC21-0267 was located at West Bornite, along the Coxcomb Ridge Pardner Hill saddle, 3.5 km west of the Bornite deposit.

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

Preliminary geotechnical data was collected from drill core such as RQD and limited hydrogeology data has been obtained which is sufficient to support early-stage resource estimation. The Wood QP is not aware of any drilling, sampling or recovery factors that could materially impact the accuracy and reliability of the copper results supporting the mineral resource estimate other than what is described in the sections that follow.

Sampling, Analysis and Data Verification

There is limited documentation available describing the sample preparation, security, and analysis of drill core samples with mixed in QAQC check assays.  Gold and silver were likely analyzed by fire assay off site. Between 2012 and 2014, Trilogy Metals completed a re-assay and re-sampling program of the historical drill holes.  As a result, 67% of the historical hole assay values are now supported by a current and documented QAQC program

The drill core sampling procedures are described above. After the drill core was sawed in half, one half was retained for future reference and the other half was sent to ALS Minerals (formerly ALS Chemex) in Vancouver, British Columbia for analyses. Core samples were shipped from the Bornite camp when backhaul capacity was available on the chartered aircraft; this was generally five to six days a week. Rice bags, containing two to four individual poly-bagged core samples, were marked and labeled with the ALS Minerals address, project name (Bornite), drill hole number, bag number, and the enclosed sample numbers. Rice bags were secured with a pre-numbered plastic security tie, assembled into loads for transport by chartered flights on a commercial airline to Fairbanks, Alaska, and delivered directly to the ALS Minerals preparation facility by a contracted expeditor. Control samples were also inserted into these shipments at the rate of one standard, one blank and one duplicate per 17 core samples. Samples were logged into a tracking system on arrival at ALS Minerals and weighed. Samples were then crushed, dried, and a 250 g split was pulverized to greater than 85% passing 75 μm.

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

Mineral Processing and Metallurgical Testing

In 1961, Kennecott collected 32 coarse reject samples from five drill holes intersecting the Bornite deposit (RC-34, RC-54, RC-60, RC-61, and RC-65) to support preliminary metallurgical testwork conducted at KRC.  Samples targeted high-grade (>10%) copper mineralization from the Ruby Zone Upper Reef (“No. 1 Ore Body”) (BCMC, 1961). Locked-cycle laboratory testwork suggested that 97.64% of the copper was recoverable in a concentrate assaying 43.90% Cu.  Fine-

grinding to 5% passing +200-mesh was required to obtain the liberation of copper minerals from pyrite necessary for such a high recovery.  Mineralogical testwork on the composite sample showed high-grade mineralization of the Ruby Zone Upper Reef is dominated by bornite with subordinate chalcocite and chalcopyrite.

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

Mineral Resource Estimates

The mineral resources were  prepared in accordance with CIM Estimation of Mineral Resources and Mineral Reserves Best Practice Guidelines (November 2019) and reported in accordance with CIM Definition Standards for Mineral Resources and Mineral Reserves (CIM Definitions Standards, 2014) and the standards and definitions of S-K 1300.   The QP considers the sample preparation, security and analytical procedures adequate to support an Inferred mineral resource.

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

Table 1 – Mineral Resources for the Bornite Deposit as of November 30, 2023

Class	Type/Area	Cut-off (Cu %)	Tonnes (Mt)	Average Grade Cu (%)	Contained Metal Cu (Mlb)
Inferred	In-Pit	0.50	170.4	1.15	4,303
	Outside-Pit South Reef	1.79	22.0	3.48	1,690
	Outside-Pit Ruby Zone	1.79	10.4	2.28	521
Total Inferred – 100%			202.7	1.46	6,514
Total Inferred – 50% Attributable Interest			101.3	1.46	3,257

Note:

1.	A Qualified Person and an employee of the Company, has approved the mineral resources included in this Annual Report on Form 10-K as of November 30, 2023 and reviewed the resources in the S-K 1300 Bornite Report and confirmed that the resources remain current as of November 30, 2023.
2.	Mineral resources are prepared in accordance with the definitions in S-K 1300 and CIM Definitions Standards (2014). No mineral reserves have been estimated on the Bornite Property.
3.	Mineral resources are constrained by: an open pit shell at a cut-off grade of 0.5% Cu, with an average pit slope of 43 degrees; and underground mining shapes with a cut-off grade of 1.79% Cu. The cut-off grades include the considerations of a $4.05/lb Cu price, process recovery of 87.2%, open pit mining costs of $3.21/t mined, underground mining cost of $73.62/t mined, process cost of $19.14/t processed, G&A cost of $4.14/t processed, treatment, refining, sales cost of $0.73/lb Cu in concentrate, road use cost of $8.04/t processed, 2% NSR royalty.
4.	Trilogy Metals’ attributable interest is 50% of the tonnage and contained metal stated in the table.
5.	Figures may not sum due to rounding.
6.	The mineral resources are reported in place (point of reference).

Table 2 – Portions of South Reef Mineral Resource Amenable to Underground Mining

Class	Type/Area	Cut-off (Cu %)	Tonnes (Mt)	Average Grade Cu (%)	Contained Metal Cu (Mlb)
Inferred	In-Pit South Reef[1]	1.79	11.0	3.56	864
	Outside-Pit South Reef[2]	1.79	22.0	3.48	1,690
Inferred	Total South Reef		33.0	3.51	2,554

Note:

1.Subset of the mineral resource and is not additive to the in-pit mineral resource reported in Table 1

2Restatement of the mineral resources outside of the pit as reported in Table 1 and is not additive to Table 1

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

Mineral Reserve and Resource Estimate Comparison Between November 30, 2023 and 2022

Mineral Reserves Comparison for Arctic

There were no changes to the mineral reserve estimates for the Arctic project from November 30, 2022 to November 30, 2023.

Mineral Resources Comparison for Arctic

There were no changes to the mineral resource estimates for the Arctic project from November 30, 2022 to November 30, 2023.

Mineral Resources Comparison for Bornite

There were no changes to the mineral resource estimates for the Bornite project from November 30, 2022 to November 30, 2023.

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

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank.  We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2023.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the TSX and the NYSE American under the symbol “TMQ”. As of February 9, 2024, there were 1,447 registered holders of our Common Shares.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During fiscal year 2023, neither Trilogy nor any affiliate of Trilogy repurchased Trilogy Common Shares.

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

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following summary describes, as of the date hereof, the principal Canadian federal income tax consequences under Income Tax Act (Canada) (the “Tax Act”) and the regulations thereunder (the “Regulations”) generally applicable to a holder of Common Shares who, at all relevant times, for the purposes of the Tax Act, (i) holds such Common Shares as capital property, (ii) deals at arm’s length with the Company, (iii) is not affiliated with the Company, (iv) is not, and is not deemed to be, a resident of Canada, and (v) does not use or hold (and will not be deemed to use or hold) the Common Shares in the course of carrying on a business in Canada, or otherwise in connection with a business carried on in Canada (a “Non-Resident Holder”). Special rules, which are not discussed in this summary, may apply to a Non-Resident Holder that is an insurer carrying on business in Canada and elsewhere or is an “authorized foreign bank” )as defined in the Tax Act).  Such Non-Resident Holders should consult their own tax advisors.

The Common Shares will generally be considered capital property to a Non-Resident Holder provided that the Non-Resident Holder does not use or hold (and will not use or hold) the Common Shares in the course of carrying on a business of trading or dealing in securities and such Non-Resident Holder has not acquired (and will not acquire) the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade.

The term “U.S. Holder” for the purposes of this section, means a Non-Resident Holder who, for purposes of the Canada-United States Tax Convention (1980) as amended, (the “Convention”), is at all relevant times a resident of the United States and is a “qualifying person” under, and entitled to the benefits of, the Convention, Certain U.S. resident entities that are fiscally transparent for United States federal income tax purposes (including certain limited liability companies) may not in all circumstances be entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds Common Shares should consult their own tax advisors regarding the extent, if any, to which the benefits of the Convention will apply to the entity in respect of its Common Shares.

This summary is based on the information contained in this Form 10-K, the current provisions of the Tax Act, the Regulations, the current provisions of the Convention and counsel’s understanding of the published administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) published in writing by the CRA prior to the date hereof. This summary also takes into account all specific proposals to amend the Tax Act and Regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (collectively, the “Proposed Tax Amendments”). This summary assumes that the Proposed Tax Amendments will be enacted substantially as proposed; however, no assurances can be given that the Proposed Tax Amendments will be enacted as proposed or at all. Other than the Proposed Tax Amendments, this summary does not take into account or anticipate any changes in law or the administrative policies or assessing practices of the CRA, whether by way of legislative, governmental or judicial decision or action, nor does it take into account other federal or any provincial, territorial or foreign legislation or considerations, which may differ significantly from those discussed herein.

This summary is not exhaustive of all possible Canadian federal income tax considerations of acquiring or holding Common Shares.  This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal, business, or tax advice to any particular Non-Resident Holder and no representations with respect to the tax consequences to any particular Non-Resident Holder are made. Accordingly, Non-Resident Holders should consult their own tax advisors as to the Canadian federal tax consequences, and the tax consequences of any other jurisdiction, applicable to them having regard to their own particular circumstances.

Currency Conversion

Generally, for purposes of the Tax Act, all amounts calculated in a currency other than the Canadian dollar relating to the acquisition, holding or disposition of Common Shares must be converted into Canadian dollars based on the exchange rates determined in accordance with the Tax Act.  The amount of dividends to be included in income, and capital gains and losses realized by a Non-Resident Holder, may be affected by fluctuations in the relevant exchange rates.

Disposition of Common Shares

A Non-Resident Holder will not be subject to tax under the Tax Act in respect of any capital gain realized by such Non-Resident Holder on a disposition of the Common Shares, nor will capital losses arising from the disposition be recognized under the Tax Act, unless the Common Shares constitute “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention. As long as the shares are then listed on a “designated stock exchange” (as defined in the Tax Act) (which currently includes the TSX and the NYSE American) at the time of disposition or deemed disposition, the Common Shares generally will not constitute taxable Canadian property of a Non-Resident Holder, unless (a) at any time during the 60-month period immediately preceding the disposition the following two conditions are met concurrently: (i) one or any combination of (A) the Non-Resident Holder, (B) persons not dealing at arm’s length with such Non-Resident Holder, (C) partnerships in which the Non-Resident Holder or  a person described in (B) holds a membership interest directly or indirectly through one or more partnerships, owned 25% or more of the issued shares of any class or series of shares of the capital stock of the Company; and (ii) more than 50% of the fair market value of the Common Shares was derived, directly or indirectly, from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act) or options in, or interests in, or for civil law rights in, such properties, whether or not the property exists, or (b) the Common Shares are otherwise deemed to be taxable Canadian property pursuant to certain circumstances prescribed in the Tax Act.

If the Common Shares are taxable Canadian property to a Non-Resident Holder, an applicable income tax treaty or convention, including the Convention, may in certain circumstances exempt that Non-Resident Holder from tax under Tax Act in respect of the disposition or deemed disposition of the Common Shares.

A Non-Resident Holder whose shares are taxable Canadian property should consult their own advisors having regard to their particular circumstances.

Dividends on Common Shares

Under the Tax Act, dividends on Common Shares paid or credited or deemed to be paid or credited to a Non-Resident Holder will be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividends unless such rate is reduced by the terms of an applicable income tax treaty or convention. In general, in the case of a U.S. Holder who is paid or credited a dividend or deemed dividend, is the beneficial owner of such dividend or deemed dividend, and who qualifies for full benefits under the Convention, the rate of such Canadian withholding tax will generally be reduced to 15% of the gross amount of such dividend (or 5% in the case of a U.S. Holder that is a company beneficially owning at least 10% of the Company’s voting shares). In addition, under the Convention, dividends may be exempt from Canadian withholding tax if paid to certain U.S. Holders that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.  The Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting of which Canada is a signatory, affects many of Canada’s tax treaties (but not the Convention), including the ability to claim benefits thereunder.  Non-Resident Holders should consult their own tax advisors to determine their entitlement to relief under an applicable income tax treaty or convention.

Certain U.S. Federal Income Tax Considerations

The following is a general summary of certain anticipated U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership and disposition of Common Shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder as a result of the acquisition of Common Shares. Furthermore, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax considerations applicable to such U.S. Holder of Common Shares. Except as specified below, this summary does not discuss applicable tax reporting requirements. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Holder. U.S. Holders should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax consequences relating to the acquisition, ownership and disposition of Common Shares.

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

Non-U.S. Holders

For purposes of this summary, a “Non-U.S. Holder” is a beneficial owner of Common Shares that is neither a U.S. Holder nor a U.S. partnership (or other “pass-through” entity). This summary does not address the U.S. federal income tax considerations applicable to Non-U.S. Holders relating to the acquisition, ownership and disposition of Common Shares. Accordingly, Non-U.S. Holders should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax consequences (including the potential application of and operation of any tax treaties) relating to the acquisition, ownership, and disposition of Common Shares.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including (a) U.S. Holders that are tax-exempt organizations, qualified retirement plans, individual retirement accounts or other tax-deferred accounts; (b) U.S. Holders that are financial institutions, underwriters, insurance companies, real estate investment trusts or regulated investment companies or that are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (c) U.S. Holders that have a “functional currency” other than the U.S. dollar; (d) U.S. Holders that own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale or other integrated transactions; (e) U.S. Holders that acquired Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (f) U.S. Holders that hold Common Shares other than as a capital asset (generally property held for investment purposes) within the meaning of Section 1221 of the Code; (g) U.S. Holders that are subject to special tax accounting rules; (h) U.S. Holders that own, directly, indirectly or by attribution, 10% or more, by voting power or value, of the outstanding shares of the Company; (i) are partnerships and other pass-through entities (and investors in such partnerships and entities); (j) are S corporations (and shareholders thereof): (k) are U.S. expatriates or former long-term residents of the United States; or (l) U.S. Holders that hold Common Shares in connection with a trade or business, permanent establishment, or fixed base outside the United States; or (m) U.S. Holders that are subject to the alternative minimum tax. U.S. Holders and others that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisors.

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

Tax Consequences Other than U.S. Federal Income Tax Consequences Not Addressed

This summary does not address the U.S. state and local, U.S. estate and gift, U.S. federal net investment income, U.S. alternative minimum tax, or non-U.S. tax consequences to U.S. Holders relating to the acquisition, ownership, and disposition of Common Shares. Each U.S. Holder should consult its own tax advisor regarding the U.S. state and local, U.S. estate and gift, U.S. federal net investment income, U.S. federal alternative minimum tax and non-U.S. tax consequences relating to the acquisition, ownership, and disposition of Common Shares.

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

Foreign Tax Credit

Dividends paid on Common Shares will be treated as foreign-source income, and generally will be treated as “passive category income” or “general category income” for U.S. foreign tax credit purposes. Any gain or loss recognized on a sale or other disposition of Offered Shares generally will be United States source gain or loss. Certain U.S. Holders that are eligible for the benefits of the Convention may elect to treat such gain or loss as Canadian source gain or loss for U.S. foreign tax credit purposes. The Code applies various complex limitations on the amount of foreign taxes that may be claimed as a credit by U.S. taxpayers. In addition, Treasury Regulations that apply to taxes paid or accrued (the “Foreign Tax Credit Regulations”) impose additional requirements for Canadian withholding taxes to be eligible for a foreign tax credit, and there can be no assurance that those requirements will be satisfied. The Treasury Department has recently released guidance temporarily pausing the application of certain of the Foreign Tax Credit Regulations.

Subject to the PFIC rules discussed below, and the Foreign Tax Credit Regulations, as discussed above, a U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on Common Shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax. Generally, a credit will reduce a U.S. Holder’s U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder’s income that is subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year. The foreign tax credit rules are complex and involve the application of rules that depend on a U.S. Holder’s particular circumstances. Accordingly, each U.S. Holder should consult its own U.S. tax advisors regarding the foreign tax credit rules.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2015, 2016, 2017, 2020 and 2021. The Company believes it was a PFIC for the tax years ended November 30, 2018, 2019, 2022 and 2023 and may be a PFIC in future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

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

Information Reporting, Backup Withholding Tax

Under U.S. federal income tax law, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, U.S. return disclosure obligations (and related penalties) are imposed on individuals who are U.S. Holders that hold certain specified foreign financial assets in excess of certain thresholds. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a foreign entity. U.S. Holders may be subject to these reporting requirements unless their Common Shares are held in an account at certain financial institutions. Penalties for failure to file certain of these information returns are substantial. U.S. Holders should consult with their own tax advisors regarding the requirements of filing information returns, including the requirement to file an IRS Form 8938.

Payments made within the United States, or by a U.S. payor or U.S. middleman, of dividends on Common Shares, and proceeds arising from certain sales or other taxable dispositions of Common Shares, may be subject to information reporting and backup withholding tax, currently at the rate of 24%, if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. social security or other taxpayer identification number (generally on Form W-9); (b) furnishes an incorrect U.S. taxpayer identification number; (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax; or (d) fails under certain circumstances to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, U.S. Holders that are corporations generally are excluded from these information reporting and backup withholding tax rules. Backup withholding is not an additional tax. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder timely furnishes the required information to the IRS. U.S. Holders should consult their own tax advisors regarding the information reporting and backup withholding tax rules.

The discussion of reporting requirements set forth above is not intended to constitute a complete description of all reporting requirements that may apply to a U.S. Holder. A failure to satisfy certain reporting requirements may result in an extension of the time period during which the IRS can assess a tax and, under certain circumstances, such an extension may apply to assessments of amounts unrelated to any unsatisfied reporting requirement. Each U.S. Holder should consult its own tax advisors regarding the information reporting and backup withholding rules.

THE ABOVE SUMMARY IS NOT INTENDED TO CONSTITUTE A COMPLETE ANALYSIS OF ALL TAX CONSIDERATIONS APPLICABLE TO U.S. HOLDERS WITH RESPECT TO THE ACQUISITION, OWNERSHIP, AND DISPOSITION OF COMMON SHARES. U.S. HOLDERS SHOULD CONSULT THEIR OWN TAX ADVISORS AS TO THE TAX CONSIDERATIONS APPLICABLE TO THEM IN LIGHT OF THEIR OWN PARTICULAR CIRCUMSTANCES.

Item 6. [Reserved]

Not applicable

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “the Company”, “us” or “we”) is dated February 8, 2024 and provides an analysis of our audited financial results for the year ended November 30, 2023 compared to the year ended November 30, 2022. A discussion of our year ended November 30, 2023 compared to November 30, 2022 is contained in our report on Form 10-K for the year ended November 30, 2023.

The following information should be read in conjunction with our November 30, 2023 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As at November 30, 2023, the Company had a working capital surplus of $2.4 million (2022 - $2.4 million) and an accumulated deficit of $81.8 million (2022 - $66.9 million).  The Company has no recurring source of cash inflows at its current stage.  The Company’s cash outflow from operations was $3.1 million for the year ended November 30, 2023.  The Company intends to finance its future requirements through a combination of debt and/or equity issuance.  There is no assurance that the Company will be able to obtain such financings or obtain them on a favourable terms.  These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

Ambler Metals is an independently operated company, jointly controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of November 30, 2023, totaled $135.0 million.

Upper Kobuk Mineral Projects

The Company announced the second and third set of drilling results from the 2022 field season at the UKMP on January 25, 2023 and February 27, 2023, respectively. On April 4, 2023, the Company announced the final set of drilling results from the 2022 field season at the UKMP.

On February 14, 2023, the Company announced an updated feasibility study technical report for the Arctic Project and an updated resource for the Bornite Project, and filed NI 43-101 technical reports for both projects with the Canadian securities regulators. In addition, the Company announced technical report summaries for both projects prepared in accordance with S-K 1300, which were filed as exhibits with the annual report for the fiscal year ended November 30, 2022 on Form 10-K.

In July 2023, Ambler Metals used the camp to support a small team of geologists who were continuing work started in 2022 on the stratigraphy and alteration of the Arctic deposit. The focus of the work was to relog existing drill core from 13 holes across the deposit and 4 holes from regional prospects. In addition, sampling was undertaken for chemostratigraphy and alteration footprint definition. Geological and talc models for the Arctic deposit were updated and an updated geological and structural model for the area surrounding Arctic was recommended.

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

Bornite Studies

During the third quarter, Ambler Metals engaged Wood Canada Limited and SRK Consulting (Canada) Inc. to complete an initial scoping level study on the Bornite deposit to determine if the ore at Bornite may extend the mine life at the proposed Arctic Project. The scope of work covers mining, processing, hydrogeology, infrastructure, tailings management, and waste rock management.

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

Metallurgical test work to potentially increase cobalt reporting with copper concentrate was initiated in July using three previously tested concentrates from the Bornite deposit. The test work is being conducted by ALS Minerals and was completed in the fourth quarter of this year.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)

In March 2023, the Board of Ambler Metals approved a budget totalling $12.3 million for the Ambler Access Project.  The total budget of $24.6 million, funded equally by AIDEA and Ambler Metals to include funding for 2023 field season work consisting of field studies, permitting and data collection to assist the USBLM in completing the additional work to support the SEIS.

AIDEA started field work in May 2023 utilizing a camp at Coldfoot, which work was completed in mid-September. In mid-June AIDEA started utilizing the Ambler Metals Bornite camp with an average of 40 people daily at camp throughout the summer with approximately 20 NANA shareholder hires among them. Ambler Metals closed the Bornite camp with no safety incidents reported. AIDEA successfully completed the planned field program from Bornite consisting of cultural resource inventory surveys and testing of sites over approximately 450 acres, hydraulic and hydrology studies at bridge crossings to assess conditions for area drainage, culvert placement and bridge design, collecting topographical and bathymetric survey data to support bridge data and fish passage culverts, engineering reconnaissance surveys and fish habitat investigations. As at November 30, 2023, $8.4 million of total budget of $12.3 million has been spent to date on logistics and cost of the field season.

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

On May 19, 2023, the USBLM submitted a status report revising the timeline for development of the SEIS and a subsequent Record of Decision. The USBLM has filed the draft SEIS on October 19, 2023 and anticipated publishing a final SEIS in the first quarter of calendar year 2024, and a Record of Decision within the second quarter of calendar year 2024.

Outlook

The Company has approved a budget for Ambler Metals for fiscal 2024 in the amount of $5.5 million (2023 - $9.2 million) and $2.5 million (2023 - $12.3 million) for the Ambler Access Project of which the entire amount is funded by the Joint Venture.  Ambler Metals had $63.8 million of cash as at the fiscal year end on November 30, 2023.  The main focus of this year’s budget is to support external and community affairs, maintain the State of Alaska mineral claims in good standing and the maintenance of physical assets.

The Company has approved a 2024 cash budget for corporate, head office, activities of approximately $2.8 million (2023 - $4.0 million).  The corporate budget consists of personnel and related costs of $0.7 million (2023 - $0.9 million), professional fees of $0.6 million (2023 - $1.5 million), investor relations and marketing costs of $0.1 million ( 2023 - $0.2 million), office related costs of $0.4 million (2023 - $0.4 million), insurance costs of $0.6 million (2023 - $0.6 million), regulatory costs of $0.3 million (2023 - $0.3 million) and exploration activities of $0.1 million (2023 - $0.1 million).   Trilogy had $2.6 million of cash at the fiscal year end on November 30, 2023.  The Company intends to finance its future requirements through a combination of debt and/or equity issuance.

Summary of results

	in thousands of dollars,
	Year ended	Year ended
	November 30,	November 30,
	2023	2022
Selected expenses	$	$
Exploration expenses	43	47
General and administrative	1,328	1,287
Investor relations	130	183
Professional fees	1,073	998
Salaries	753	984
Salaries and directors expense – stock-based compensation	3,887	3,427
Share of loss on equity investment	7,844	17,360
Comprehensive loss for the year	(14,951)	(24,257)
Basic and diluted loss per common share	(0.10)	(0.17)

For the year ended November 30, 2023, we reported a net loss of $15.0 million (or $0.10 basic and diluted loss per common share) compared to a net loss of $24.3 million (or $0.17 basic and diluted loss per common share) in fiscal 2022. The $9.3 million decrease in comprehensive loss in the current year, when compared to fiscal 2022, is due to the decrease in our share of losses of Ambler Metals of $9.5 million, decrease in salaries of $0.2 million and partially offset from overall increase of $0.6 million in general and administrative expenses, professional fees and salaries and directors expense – stock-based compensation when compared to prior fiscal year 2022.  The decrease in our share of losses of Ambler Metals of $9.5 million is mainly due to the decrease in mineral property expenses over the comparative to prior fiscal year 2022.  The lack of an exploration drilling program during the 2023 summer field season resulted in decreases in drilling, engineering, and project support cost and partially offset from the increase in spending on the Ambler Access Project.

Fourth quarter results

For the fourth quarter of 2023, there was a $2.2 million reduction in expenses compared to the fourth quarter of 2022.  When comparing to the fourth quarter of 2023 with the fourth quarter of 2022, professional fees decreased by $0.2 million due to additional engineering costs related to updating our technical reports in the fourth quarter of 2022 to comply with the standards and definitions of S-K1300; corporate salaries and related costs increased by $0.2 million due to recording of additional stock-based compensation in 2023.  The decrease in our share of losses of Ambler Metals of $2.2 million is mainly due to the decrease in mineral property expenses from lack of an exploration field season in 2023 and partial offset from the increase in funding activities for the Ambler Access Project and higher salaries and wages due to restructuring costs.

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

	in thousands of dollars
	Year ended	Year ended
	November 30,	November 30,
	2023	2022
	$	$
Interest income	120	34
Expenses	7,227	6,925
Comprehensive loss for the year	(14,951)	(24,257)
Total assets	138,020	145,995
Total liabilities	465	567

Quarterly information

		in thousands of dollars,
		except per share amounts
	Q4 2023	Q3 2023	Q2 2023	Q1 2023	Q4 2022	Q3 2022	Q2 2022	Q1 2022
	11/30/23	08/31/23	05/31/23	02/28/23	11/30/22	08/31/22	05/31/22	02/28/22

	$	$	$	$	$	$	$	$
Interest and other income	37	37	27	19	19	11	2	2
Exploration expense	20	22	—	1	—	—	—	—
Operating expenses	1,215	1,179	1,227	3,606	1,176	1,166	1,468	3,115
Share of loss on equity investment	1,846	2,910	1,603	1,485	4,065	8,925	2,460	1,910
Write off of mineral properties	—	—	—	—	—	(142)	119	29
Loss for the period	(3,024)	(4,052)	(2,803)	(5,072)	(5,222)	(9,938)	(4,074)	(5,023)
Loss per common share – basic and diluted	(0.02)	(0.03)	(0.02)	(0.03)	0.04	(0.07)	(0.03)	(0.03)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, and stock-based compensation expensing. Subsequent to the formation of the Joint Venture, project related costs may cause fluctuations in our quarterly results through our 50% share of the Joint Venture’s net operating loss.

For the fourth quarter of 2023, we reported a comprehensive loss of $3.0 million, which consisted of $1.2 million in operating expenses and $1.8 million for Trilogy's 50% share of Ambler Metals’ operating loss. Operating expenses for the fourth quarter of 2023 consisted of corporate salaries, professional fees, general and administrative expenses, director expenses and stock-based compensation.

For the third quarter of 2023, we reported a comprehensive loss of $4.1 million, which consisted of $1.1 million in operating expenses and $2.9 million for Trilogy’s 50% share of Ambler Metals’ operating loss.  In the third quarter of 2022, we reported a comprehensive loss of $9.9 million, which consisted of $1.2 million in operating expenses and $8.9 million for Trilogy’s 50% share of Ambler Metals’ operating loss. The decrease in our share of losses of Ambler Metals was mainly due to an decrease in mineral property expenses from decrease in drilling, engineering and project support costs and partially offset from the increased cost in the Ambler Access Project.

For the second quarter of 2023, we reported a comprehensive loss of $2.8 million, which consisted of $1.2 million in operating expenses, $1.6 million for Trilogy’s 50% share of Ambler Metals’ operating loss.  In the second quarter of 2022, we reported a comprehensive loss of $4.1 million, which consisted of $1.5 million in operating expenses, $2.5 million for Trilogy’s 50% share of Ambler Metals’ operating loss and $0.1 million in mineral properties that were written off during the quarter.  The decrease in comprehensive loss in the second quarter of 2023 compared to the same quarter in 2022 was due to decrease in our share loss of Ambler Metals, stock-based compensation and salaries.  The decrease of our share of losses of Ambler Metals was mainly due to decrease in mineral property expenses over the comparative quarter in the prior year from decrease in drilling, engineering and project to support cost, and partially offset from increase cost in the Ambler Access Project.

For the first quarter of 2023, we reported a comprehensive loss of $5.1 million, which consisted of $3.6 million in operating expenses and $1.5 million for Trilogy’s 50% share of Ambler Metals’ operating loss. In the first quarter of 2022, we reported a comprehensive loss of $5.0 million which consisted of $3.1 million in operating expenses and $1.9 million for Trilogy’s share of Ambler Metals’ operating loss. The slight increase in comprehensive loss in the first quarter of 2023 compared to the first quarter of 2022 was due to increase in stock-based compensation and professional fees and partially offset from the decrease in our share of losses of Ambler Metals, investor relations and salaries.  The decrease in our share of losses of Ambler Metals was mainly due to decrease in mineral property expenses.

Liquidity and capital resources

We expended $3.1 million on operating activities during the 2023 fiscal year with the majority of cash spent on corporate salaries, professional fees related to our annual regulatory filings, annual insurance renewal, annual fees paid to the Toronto Stock Exchange and the NYSE American Exchange and with the American and Canadian securities commissions.

At November 30, 2023, we had $2.6 million in cash and working capital (current assets less current liabilities) of $2.4 million. Management continues with cash preservation strategies to reduce cash expenditures where feasible, including but not limited to reductions in marketing and investor conferences and office expenses.  In addition, the Company’s Board of Directors have agreed to take all of their fees in shares of the Company in an effort to preserve cash and increase share ownership.  The Company’s senior management team are also taking a portion of their base salaries in shares of the Company to preserve cash.

All project related costs are funded by the Joint Venture.  Ambler Metals is well funded to advance the UKMP with $63.8 million in cash and $62.4 million in working capital as at November 30, 2023. There are sufficient funds at the Joint Venture to fund an operating budget of $5.5 million and $2.5 million for the Ambler Access Project for fiscal 2024. Trilogy does not anticipate having to fund the activities of Ambler Metals until the current cash balance $63.8 million is expended.

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

There is no assurance that the Company will be able to obtain such financings or obtain them on favourable terms.  These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At February 9, 2024, we had 159,749,073 common shares issued and outstanding. At February 9, 2024, we had 14,354,400 stock options outstanding with a weighted-average exercise price of CDN$1.79 and 2,623,520 Deferred Share Units (“DSUs”) and 2,818,339 Restricted Share Units (“RSUs”) outstanding. At February 9, 2024 we hold 5,144 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board. A total of 859 common shares will be issued upon redemption of the NovaGold DSUs. For additional information on NovaGold DSUs, please refer to note 6 in our November 30, 2023 audited consolidated financial statements. Upon the exercise of all the forgoing convertible securities, the Company would be required to issue an aggregate of 19,797,118 common shares.

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

(a)  Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2023 is limited to Canadian dollar balances consisting of cash of CDN$4,000, accounts receivable of CDN$14,000 and certain trade payables and accrued personnel costs CDN$267,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $18,000.

(b)  Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian chartered financial institutions. The Company’s only significant exposure to credit risk is equal to the balance of cash and cash equivalents as recorded in the financial statements. The majority of the Company’s cash and cash equivalents held at November 30, 2023 is uninsured. The Company does not consider any of its financial assets to be impaired as of November 30, 2023.

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

(d)  Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on balances as at November 30, 2023, a 1% change in interest rates would result in a change in a negligible change in net loss, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

New accounting pronouncements

There were no new accounting pronouncements requiring management consideration during fiscal year 2023.

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

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Exchange Act and the rules of Canadian Securities Administrators, as at November 30, 2023. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2023.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2023, the Company’s internal control over financial reporting was effective.

Risk factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 9, 2024 available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Additional information

Additional information regarding the Company, including our annual report on Form 10-K, is available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the Company and Ambler Metals’ funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects, sufficiency of the Ambler Metals’ cash to fund the UKMP; impact of COVID-19 on the Company’s operations; market prices for precious and base metals; statements regarding the Ambler Road Project; the timing of the final SEIS and a Record of Decision; or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates;
●	risks related to the future effects of the COVID-19 pandemic; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;

●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;

●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;

●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act;
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act; and
●	risks related to the future effects of the COVID-19 pandemic.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 9, 2024, filed with the Canadian securities regulatory authorities and the SEC, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting is effective as of November 30, 2023.

/s/ Tony Giardini	/s/ Elaine Sanders

Tony Giardini	Elaine Sanders
President, Chief Executive Officer & Director	Vice President & Chief Financial Officer

February 9, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Trilogy Metals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trilogy Metals Inc. and its subsidiaries (together, the Company) as of November 30, 2023 and 2022, and the related consolidated statements of loss and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended November 30, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2023 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no recurring source of operating cash inflows at its current stage and is dependent on its ability to obtain additional financing or to generate future operating cash inflows. These material uncertainties raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment indicator assessment of the Investment in Ambler Metals LLC

As described in Notes 2 and 3 to the consolidated financial statements, the Company has an investment in Ambler Metals LLC (Ambler) accounted for using the equity method of accounting. As of November 30, 2023, the carrying amount of the Company's investment in Ambler was $135.0 million. Management assesses impairment indicators whenever changes in facts and circumstances indicate there is an other than temporary loss in value of the investment. Management applies significant judgment in assessing whether facts and circumstances indicate an other than temporary loss in value has occurred that could give rise to the requirement to conduct an impairment test. Factors such as (i) an absence of the ability to recover the carrying amount of the investment, and (ii) whether there was a deterioration of market conditions are evaluated by management in determining whether there are any indicators of impairment.

The principal considerations for our determination that performing procedures relating to the impairment indicator assessment of the investment in Ambler is a critical audit matter are: the significant judgment by management when assessing whether indicators of impairment exist, specifically related to assessing: (i) an absence of the ability to recover the investment in Ambler, and (ii) a deterioration of market conditions. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate audit evidence relating to the significant judgments made by management in their assessment of indicators of impairment related to the investment in Ambler. The audit effort also involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the reasonableness of management's assessment of impairment indicators related to the investment in Ambler, which included (i) with the assistance of professionals with specialized skill and knowledge evaluating whether there was an absence of the ability to recover the carrying amount of the investment by considering the implied in situ value of recent market transactions of comparable mineral properties, and (ii) evaluating whether there was a deterioration of market conditions and assessing the completeness of facts and circumstances that could be considered as impairment indicators of the Investment in Ambler by performing an audit of the financial statements of Ambler as of November 30, 2023. Performing an audit of the financial statements of Ambler as of November 30, 2023 included (i) evaluating whether there were significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices, (ii) evaluating whether there were significant adverse changes in legal factors with respect to mineral property title matters, and (iii) evaluating whether there was an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of Ambler's mineral properties.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 8, 2024

We have served as the Company's auditor since 2012.

Trilogy Metals Inc.

Consolidated Balance Sheets

As at November 30, 2023 and 2022

	in thousands of US dollars
	November 30, 2023	November 30, 2022
	$	$
Assets
Current assets
Cash	2,590	2,573
Accounts receivable	33	17
Deposits and prepaid amounts	259	320
Total current assets	2,882	2,910

Investment in Ambler Metals LLC (note 3)	135,021	142,754
Fixed assets	4	12
Right of use asset (note 5(a))	113	319
Total assets	138,020	145,995

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	432	345
Current portion of lease liability	33	189
Total current liabilities	465	534

Long-term portion of lease liability	—	33
Total liabilities	465	567

Shareholders’ equity
Share capital (note 8) – unlimited common shares authorized, no par value issued – 155,925,990 (2022 – 146,225,035)	187,886	182,178
Contributed surplus	118	122
Contributed surplus – options (note 6(b))	28,237	27,352
Contributed surplus – units (note 6(c))	3,127	2,638
Deficit	(81,813)	(66,862)
Total shareholders' equity	137,555	145,428
Total liabilities and shareholders' equity	138,020	145,995

Commitments and contingencies (note 10)

Subsequent events (note 11)

(See accompanying notes to the consolidated financial statements)

/s/Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

For the Years Ended November 30

in thousands of US dollars, except share and per share amounts
	2023	2022	2021
	$	$	$
Expenses
Amortization	8	17	21
Exploration expenses	43	47	143
Foreign exchange loss (gain)	5	(18)	36
General and administrative	1,328	1,287	1,517
Investor relations	130	183	602
Professional fees	1,073	998	818
Salaries	753	984	2,007
Salaries and directors expense – stock-based compensation	3,887	3,427	3,472
Total expenses	7,227	6,925	8,616
Other items
Gain on disposition of mineral property	—	(84)	—
Interest and other income	(120)	(34)	(16)
Services agreement income	—	—	(22)
Share of loss on equity investment (note 3(b))	7,844	17,360	13,082
Write off mineral properties	—	90	—
Loss and comprehensive loss for the year	(14,951)	(24,257)	(21,660)
Basic loss per common share	(0.10)	(0.17)	(0.15)
Diluted loss per common share	(0.10)	(0.17)	(0.15)
Basic weighted average number of common shares outstanding	152,647,254	145,721,736	144,428,926
Diluted weighted average number of common shares outstanding	152,647,254	145,721,736	144,428,926

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended November 30

				in thousands of US dollars, except share amounts
				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – 2020	144,137,850	179,746	122	23,303	1,585	(20,945)	183,811
Exercise of options	871,961	1,074	—	(658)	—	—	416
Stock-based compensation	—	—	—	3,345	127	—	3,472
Loss for the year	—	—	—	—	—	(21,660)	(21,660)
Balance – 2021	145,009,811	180,820	122	25,990	1,712	(42,605)	166,039
Exercise of options	81,674	76	—	(22)	—	—	54
Restricted share units	992,081	1,117	—	—	(1,117)	—	—
Joint venture contribution	31,469	51		—	—		51
Services settled by common shares	110,000	114		—	—		114
Stock-based compensation	—	—	—	1,384	2,043	—	3,427
Loss for the year	—	—	—	—	—	(24,257)	(24,257)
Balance – 2022	146,225,035	182,178	122	27,352	2,638	(66,862)	145,428
Private Placement, net of share issue cost	5,854,545	3,115	—	—	—	—	3,115
Restricted share units	3,091,614	1,911	—	—	(1,911)	—	—
Deferred share units	415,056	468	—	—	(468)	—	—
Joint venture contribution	143,505	111	—	—	—	—	111
Services settled by common shares	195,105	99	—	—	—	—	99
NovaGold DSU conversion	1,130	4	(4)	—	—	—	—
Stock-based compensation	—	—	—	885	2,868	—	3,753
Loss for the year	—	—	—	—	—	(14,951)	(14,951)
Balance – 2023	155,925,990	187,886	118	28,237	3,127	(81,813)	137,555

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

For the Years Ended November 30

	in thousands of US dollars
	2023	2022	2021
	$	$	$
Cash flows used in operating activities
Loss for the year	(14,951)	(24,257)	(21,660)
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	8	17	21
Unpaid interest earned	(23)	—	—
Consulting fees settled by common shares	116	114	—
Office lease accounting	17	(16)	(15)
Gain on disposal of mineral property	—	(84)	—
Loss on equity investment in Ambler Metals LLC (note 3(b))	7,844	17,360	13,082
Unrealized foreign exchange loss (gain)	5	(18)	10
Stock-based compensation	3,887	3,427	3,472
Write off mineral properties	—	90	—
Net change in non-cash working capital
Decrease in accounts receivable	7	2	110
Decrease (Increase) in deposits and prepaid amounts	61	(64)	(101)
Decrease in accounts payable and accrued liabilities	(64)	(506)	(36)
Total cash flows used in operating activities	(3,093)	(3,935)	(5,117)
Cash flows from financing activities
Issuance of common shares, net of share issue cost (note 6(a))	3,115	—	—
Proceeds from exercise of options	—	54	416
Total cash flows from financing activities	3,115	54	416
Cash flows from investing activities
Proceeds from disposition of mineral property	—	142	—
Total cash flows from investing activities	—	142	(119)
Increase (decrease) in cash	22	(3,739)	(4,820)
Effect of exchange rate on cash	(5)	4	3
Cash – beginning of the year	2,573	6,308	11,125
Cash – end of the year	2,590	2,573	6,308

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

1)    Nature of operations and Going Concern

Trilogy Metals Inc. (“Trilogy”, the “Company”, or “we”) was incorporated in British Columbia under the Business Corporations Act (BC) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties, through our equity investee (note 3), with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US” or “USA”). The Company also conducts early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

These consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these consolidated financial statements.  As at November 30, 2023, the Company had a working capital of $2.4 million (2022 - $2.4 million) and an accumulated deficit of $81.8 million (2022 - $66.9 million).  The Company recorded a loss of $15.0 million and cash outflow from operations of $3.1 million for the year ended November 30, 2023.

The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows. The Company has no recurring source of operating cash inflows at its current stage.  The Company intends to finance its future requirements through a combination of debt and equity issuance.  There is no assurance that the Company will be able to obtain such financings or obtain them on favourable terms.  These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

These financial statements were approved by the Company’s Board of Directors for issue on February 8, 2024.

Cash and cash equivalents

Cash and cash equivalents consist of bank deposits and term deposits that are readily convertible into a known amount of cash.

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

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

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant judgments include the assessment of potential indicators of impairment of mineral properties and investments in affiliates where key judgement is the delay on the Ambler Access Project is temporary and the delay was considered when assessing indicators of impairment. Significant estimates include income taxes, and the valuation of stock-based compensation. Actual results could differ materially from those reported.

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

(b)	Carrying value of investment in Ambler Metals

During the year ended November 30, 2023, Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals' net loss of $15.7 million for the year ended November

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

30, 2023 (2022 - $34.7 million). The carrying value of Trilogy’s 50% investment in Ambler Metals as at November 30, 2023 is summarized on the following table.

in thousands of dollars
$
November 30, 2021, Investment in Ambler Metals	160,063
Joint venture equity contribution	51
Share of loss on equity investment for the year ending November 30, 2022	(17,360)
November 30, 2022, Investment in Ambler Metals	142,754
Joint venture equity contribution	111
Share of loss on equity investment for the year ending November 30, 2023	(7,844)
November 30, 2023, Investment in Ambler Metals	135,021

(c)	The following table summarizes Ambler Metals’ Balance Sheet as at November 30, 2023.

	in thousands of dollars
	November 30, 2023	November 30, 2022
	$	$
Total assets	97,180	114,049
Cash	63,829	80,755
Mineral properties	30,899	30,899
Total liabilities	(2,931)	(4,335)
Accounts payable and accrued liabilities	(2,500)	(3,664)
Members' equity (total assets less total liabilities)	94,249	109,714

(d)	The following table summarizes Ambler Metals’ net loss for the years ended November 30, 2023, November 30, 2022 and November 30, 2021.

	in thousands of dollars
	Year ended
	November 30, 2023	November 30, 2022	November 30, 2021
	$	$	$
Depreciation	150	113	77
Corporate salaries and wages	2,068	1,664	2,381
General and administrative	547	738	991
Mineral property expense	12,822	32,083	22,720
Professional fees	547	792	1,047
Foreign exchange (gain)/loss	(2)	15	6
Interest and other income	(445)	(686)	(1,058)
Comprehensive loss	15,687	34,719	26,164

(e)	Related party transactions

During the fiscal year 2023, the Company received $27,000 (2022 - $nil) related to operating expenses paid on behalf of Ambler Metals.

During the fiscal year 2022, the Company transferred a mineral claim to Ambler Metals and received net proceeds of approximately $140,000.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

4)    Accounts payable and accrued liabilities

	in thousands of dollars
	November 30, 2023	November 30, 2022
	$	$
Trade accounts payable	146	188
Accrued liabilities	54	36
Accrued salaries and vacation	232	121
Accounts payable and accrued liabilities	432	345

Of the accrued salaries and vacation approximately $155,000 was settled, subsequent to the end of the year, on December 1, 2023 through the issuance of common shares of the Company (the “Common Shares”).

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2021	482
Net amortization	(163)
Balance as at November 30, 2022	319
Net amortization	(206)
Balance as at November 30, 2023	113

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Year ended	Year ended
	November 30, 2023	November 30, 2022
	$	$
Operating lease costs	216	187
Variable lease costs	140	143
Total lease expense	356	330

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of November 30, 2023, the remaining lease term was 0.6 years and the discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Supplemental cash and non-cash information relating to our leases during the year ended November 30, 2023 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $198,912.

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2023 are as follows:

in thousands of dollars
November 30, 2023
Fiscal year	$
2024	33
Total undiscounted lease payments	33
Effect of discounting	—
Present value of lease payments recognized as lease liability	33

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2022	146,225,035	182,178
Private Placement, net of share issue cost	5,854,545	3,115
Restricted Share Units	3,091,614	1,911
Deferred Share Units	415,056	468
NovaGold deferred share units conversion	1,130	4
Services settled by common shares	195,105	99
Joint venture equity contribution (note 4(b))	143,505	111
November 30, 2023, issued and outstanding	155,925,990	187,886

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”), once vested, on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As of November 30, 2023, a total of 5,144 NovaGold DSUs remain outstanding representing a right to receive 859 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)Common shares issuance

On April 25, 2023, the Company completed a non-brokered private placement of 5,854,545 Common Shares at a price of $0.55 per Common Share for gross proceeds of $3.2 million and net proceeds of $3.1 million.  Financing costs consisted of legal and stock exchange fees.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

(b)Stock options

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

During the year ended November 30, 2023, the Company granted 3,230,000 stock options (2022 – 1,734,500 stock options, 2021 – 3,374,150) at an exercise price of CDN$0.78 (2022 - CDN$2.21, 2021 – CDN$2.52) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The fair value attributable to options granted in 2023 was $0.27 (2022 -$0.71, 2021 - $0.84).

The fair value of the stock options recognized has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the year are as provided below.

November 30, 2023
Risk-free interest rates	3.49%
Exercise price	CDN$0.78
Expected life	3 years
Expected volatility	67.7%
Expected dividends	Nil

The Company recognized a stock option expense of $0.9 million for the year ended November 30, 2023 (2022 - $1.4 million; 2021 - $3.3 million), net of forfeitures.

As of November 30, 2023, there were 2,131,757 unvested options outstanding with a weighted average exercise price of CDN$1.02. The unvested stock option expense not yet recognized was $0.2 million. This expense is expected to be recognized over the next twelve months.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

		November 30, 2023
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the year	11,225,400	2.49
Granted	3,230,000	0.78
Cancelled/forfeited	(636,000)	2.55
Expired	(1,170,000)	1.43
Balance – end of the year	12,649,400	2.15

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

There were no stock options exercised during the year ended November 30, 2023.

The following table summarizes information about the stock options outstanding at November 30, 2023.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.75 to $1.00	3,180,000	4.02	0.78	1,413,328	0.78	1,766,672
$2.01 to $2.50	2,220,250	2.28	2.27	1,855,165	2.27	365,085
$2.51 to $3.00	5,866,650	1.49	2.64	5,866,650	2.64	—
$3.01 to $3.41	1,382,500	1.06	3.03	1,382,500	3.03	—
	12,649,400	2.22	2.15	10,517,643	2.38	2,131,757

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2023 was $nil (2022 - $nil, 2021 - $0.8 million) and the aggregate intrinsic value of exercised options for the year ended November 30, 2023 was $nil  (2022 - $0.04 million, 2021 - $1.4 million).

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

There were 4,640,089 RSUs granted during the fiscal year ended November 30, 2023 (2022 – 1,359,349, 2021 – nil). Directors were granted 1,283,023 DSUs throughout the year ended November 30, 2023 (2022 – 283,289, 2021 – 58,925) based on their election to receive 100% of their annual retainer in DSUs.

A summary of the Company’s RSU and DSU Plan and changes during the year ended November 30, 2023 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the year	257,268	1,560,734
Granted	4,640,089	1,283,023
Vested/Converted	(3,286,719)	(415,056)
Balance – end of the year	1,610,638	2,428,701

For the year ended November 30, 2023, Trilogy recognized a stock-based compensation expense of $3.0 million (2022 - $2.0 million, 2021 - $0.1 million).

7)    Management of capital risk

The Company relies upon management to manage capital in order to accomplish the objectives of safeguarding the Company’s ability to continue as a going concern in order to pursue the development of the mineral properties, at the UKMP, through our equity investee (note 3) and maintain a capital structure which optimizes the costs of capital at an acceptable risk. The Company’s current capital consists of equity funding through capital markets.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2023 is limited to the Canadian dollar balances consisting of cash of CDN$4,000, accounts receivable of CDN$14,000 and certain trade payables and accrued personnel costs CDN$267,000.  Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $18,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash and cash equivalents with Canadian chartered financial institutions. The Company’s only significant exposure to credit risk is equal to the balance of cash and cash equivalents as recorded in the financial statements. The majority of the Company’s cash and cash equivalents held at November 30, 2023 is uninsured. The Company does not consider any of its financial assets to be impaired as of November 30, 2023.

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Contractually obligated cash flow requirements as at November 30, 2023 are as follows.

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	257	257	—	—	—
Office lease	33	33	—	—	—
	290	290	—	—	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on balances as at November 30, 2023 a 1% change in interest rates would result in a negligible change in net loss, assuming all other variables remain constant.

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

The Company did not have any financial assets and liabilities that were measured and recognized at fair value as at November 30, 2023.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

9)    Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

			in thousands of dollars
	November 30, 2023	November 30, 2022	November 30, 2021
	$	$	$
Combined federal and provincial statutory tax rate	27.00%	27.00%	27.00%
Income tax (recovery) at statutory rate	(4,037)	(6,549)	(5,848)
Difference in foreign tax rates	(118)	(252)	(194)
Non-deductible expenditures	239	374	937
Change in estimates in respect of prior years	15	39	116
Change in valuation allowance	3,901	6,388	4,989
Income tax recovery (expense)	—	—	—

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2023 and 2022 are as follows:

		in thousands of dollars
	November 30, 2023	November 30, 2022
	$	$
Deferred income tax assets
Non-capital losses	60,255	57,236
Mineral property interest	4,926	3,061
Mineral property impairment	26	17
Deferred interest	6,251	6,251
Property, plant and equipment	88	86
Lease liability	9	60
Share issuance costs	(5)	6
Other deductible temporary differences	166	181
Total deferred tax assets	71,716	66,898
Valuation allowance	(44,456)	(40,555)
Net deferred income tax assets	27,260	26,343
Deferred income tax liabilities
Investment in Ambler Metals LLC	(27,229)	(26,257)
Right of use asset	(31)	(86)
Deferred income tax liabilities	(27,260)	(26,343)
Net deferred income tax assets	—	—

The Company has loss carry-forwards of approximately $214 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

		in thousands of dollars
	Non-capital losses	Operating losses
	Canada	United States
	$	$
2024	—	569
2025	—	1,530
2026	—	7,871
Thereafter	63,192	140,858
	63,192	150,828

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

Furthermore, tax reform provisions under Section 172 allow federal net operating losses arising in tax years subsequent to December 31, 2017 to be carried forward indefinitely. As at November 30, 2023 the Company has approximately $30.8 million in operating losses that can be carried forward indefinitely.

10)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b).

11)    Subsequent events

On December 1, 2023, senior management and the Board of Directors were granted 358,826 RSUs and 194,819 DSUs, respectively in settlement of approximately $155,000 for management salaries and $82,750 for director fees.

On December 7, 2023, the Company granted 1,566,940 RSUs for short term incentives to executive and employees, all vesting immediately. Directors received an annual grant of 600,000 RSUs and 300,000 stock options, all vesting immediately. Employees and consultants received an annual grant of 2,475,000 stock options and 2,315,000 RSUs with a vesting schedule of one-third vesting immediately on the grant date, one-third to vest on the one year anniversary of the grant date and one-third to vest on the second year anniversary of the grand date.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administrators, as at November 30, 2023. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2023.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2023, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during fiscal year ended November 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2024 Proxy Statement regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” and “Information Concerning the Board of Directors and Executive Officers” is incorporated by reference in this section. The information under the heading “Executive Officers of Trilogy” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. The information in our 2024 Proxy Statement regarding our Code of Business Conduct and Ethics under the subheading “Ethical Business Conduct” under “Statement of Corporate Governance Practices” is also incorporated by reference in this section. Finally, the information in our 2024 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information appearing in our 2024 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Statement of Executive Compensation”, and “Director Compensation” is incorporated by reference in this section.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2024 Proxy Statement under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” (which is also contained in this report in Part II, Item 5) and the information under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of November 30, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,688,739	$1.20	6,700,160
Equity compensation plans not approved by security holders	—	—	—
Total	16,688,739	$1.20	6,700,160

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2024 Proxy Statement under the heading “Independence of Directors” under the heading “Information Concerning the Board of Directors and Executive Officers” and under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2024 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

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

10.11	Equity Incentive Plan for Ambler Metals LLC Officers and Employees (incorporated by reference to the Revised Appendix D to the Company’s proxy statement filed April 30, 2021)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Richard Gosse

23.3	Consent of Wood Canada Limited

23.4	Consent of Ausenco Engineering Canada ULC.

23.5	Consent of SRK Consulting (Canada) Inc.

23.6	Consent of Brown and Caldwell

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

96.1	Arctic Project S-K 1300 Technical Report Summary, Ambler Mining District, Alaska (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2023)

96.2

Technical Report Summary on the Initial Assessment of the Bornite Mineral Resource, Northwest Alaska, USA (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2023)

97.1	Incentive Compensation Recovery Policy

101

The following materials from Trilogy Metals Inc.’s Annual Report on Form 10-K for the year ended November 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(c)Financial Statement Schedules

Schedule A – The Financial Statement of Ambler Metals LLC as of November 30, 2023.

Schedule A

Report of Independent Registered Public Accounting Firm

To the Board of Ambler Metals LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ambler Metals LLC (the Company) as of November 30, 2023 and 2022, and the related statements of loss and comprehensive loss, changes in members' equity and cash flows for each of the three years in the period ended November 30, 2023, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment indicator assessment of mineral properties

As described in Notes 2 and 5 to the financial statements, management assesses the possibility of impairment in the carrying value of mineral properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable (impairment indicators). The carrying value of the Company's mineral properties was $30.9 million as of November 30, 2023. Management applies judgment to assess whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, giving rise to the requirement to conduct an impairment test. Events or changes in circumstances that could trigger an impairment test include (i) significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices, or significant adverse changes in legal factors, (ii) an accumulation of costs significantly in excess of the amount originally expected for the construction of the mineral properties, and (iii) significant decreases in the market prices of the mineral properties.

The principal considerations for our determination that performing procedures relating to the impairment indicator assessment of mineral properties is a critical audit matter are that there was judgment by management when assessing whether there were impairment indicators related to the Company's mineral properties, specifically in regards to assessing whether there were: (i) significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices, or significant adverse changes in legal factors, (ii) an accumulation of costs significantly in excess of the amount originally expected for the construction of the mineral properties, (iii) significant decreases in the market prices of the mineral properties. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate audit evidence relating to the judgment made by management in their assessment of impairment indicators that could give rise to the requirement to conduct an impairment test, and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) evaluating whether there were significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices by considering external market and industry data, (ii) evaluating whether there were significant adverse changes in legal factors with respect to title matters by obtaining on a sample basis evidence to support the rights to the mineral properties, (iii) with the assistance of professionals with specialized skill and knowledge evaluating whether there were significant decreases in the market prices of the mineral properties by considering the implied in situ value of recent market transactions of comparable mineral properties, and (iv) evaluating whether there was an accumulation of costs significantly in excess of the amount originally expected for the construction of the mineral properties, or other factors that may indicate that the carrying values of the mineral properties may not be recoverable, through consideration of evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 8, 2024

We have served as the Company's auditor since 2020.

Ambler Metals LLC

Balance Sheet

As at November 30, 2023 and 2022

		in thousands of US dollars
	November 30, 2023 $	November 30, 2022 $
Assets
Current assets
Cash (note 3)	63,829	80,755
Deposits and prepaid	1,256	814
Accounts receivables and other assets	11	8
Total current assets	65,096	81,577

Right of use asset (note 7)	413	651
Property, plant and equipment (note 4)	772	922
Mineral properties (note 5)	30,899	30,899
Total assets	97,180	114,049

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6,8)	2,500	3,664
Current lease liabilities (note 7)	229	240
Total current liabilities	2,729	3,904

Long term lease liabilities (note 7)	202	431
Total liabilities	2,931	4,335

Members' equity
Owner contribution - South 32	145,162	145,051
Owner contribution - Trilogy	31,368	31,257
Accumulated deficit	(82,281)	(66,594)
Total members' equity	94,249	109,714
Total liabilities and members equity	97,180	114,049

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Loss and Comprehensive Loss

For the Years Ended November 30

			in thousands of US dollars
	2023 $	2022 $	2021 $
Expenses
Depreciation	150	113	77
Corporate salaries and wages	2,068	1,664	2,381
General and administrative	547	738	991
Mineral property expense (note 5)	12,822	32,083	22,720
Professional fees	547	792	1,047
Foreign exchange (gain)/loss	(2)	15	6
Total expenses	16,132	35,405	27,222

Other items
Interest income	(416)	(686)	(1,058)
Other income	(29)	—	—
Loss and comprehensive loss for the year	15,687	34,719	26,164

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Changes in Members’ Equity

For the Years Ended November 30

In thousands of US dollars, except share amounts

	Number of units outstanding	Trilogy owner contribution $	South32 owner contribution $	Deficit $	Total members' equity $
Balance - November 30, 2020	2,000,000	31,206	145,000	(5,711)	170,495
Loss for the year	—	—	—	(26,164)	(26,164)
Balance - November 30, 2021	2,000,000	31,206	145,000	(31,875)	144,331
Owner contributions	—	51	51	—	102
Loss for the year	—	—	—	(34,719)	(34,719)
Balance - November 30, 2022	2,000,000	31,257	145,051	(66,594)	109,714
Owner contributions	—	111	111	—	222
Loss for the year	—	—	—	(15,687)	(15,687)
Balance - November 30, 2023	2,000,000	31,368	145,162	(82,281)	94,249

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Cash Flows

For the Years Ended November 30

		in thousands of US dollars
	November 30, 2023 $	November 30, 2022 $	November 30, 2021 $
Cash flows from (used in) operating activities
Loss for the year	(15,687)	(34,719)	(26,164)
Depreciation	150	113	77
Lease expense	265	264	261
Lease payments	(267)	(263)	(243)
Equity contribution by Trilogy	111	51	—
Change in working capital
Increase in deposits and prepaids	(442)	(193)	(78)
Decrease (increase) in accounts receivable and other assets	(3)	(6)	8
Increase (decrease) in accounts payable and accrued liabilities	(1,164)	(484)	2,703
Interest earned on South32 loan	—	(628)	(1,043)
Interest received on South32 loan	—	740	1,909
Cash used in operating activities	(17,037)	(35,125)	(22,570)

Cash flows from (used in) financing activities
Cash contribution by South32	111	51	—
Cash from financing activities	111	51	—

Cash flows from (used in) investing activities
Principle payment on South32 loan	—	55,244	2,256
Property Staking	—	(142)	(52)
Machinery and equipment	—	(321)	(67)
Vehicles	—	(47)	—
Furniture and equipment	—	(110)	(35)
Cash from investing activities	—	54,624	2,102

Increase (decrease) in cash	(16,926)	19,550	(20,468)
Cash - beginning of the year	80,755	61,205	81,673
Cash - end of the year	63,829	80,755	61,205

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

Following the formation of the Joint Venture, on March 17, 2020 the Company loaned South32 $57.5 million secured by South32’s membership interest in Ambler Metals and guaranteed by South32 International Investment Holdings Pty Ltd., a wholly owned subsidiary of South32. The loan had a 7-year maturity date and was recorded at amortized cost.  The loan repayment terms were such that quarterly payments became due from South32 on a quarterly basis beginning in 2Q 2021 based on forecasted expenditures.  On June 21, 2022, South32 paid the full balance of the loan.

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

3.    Cash

As of November 30, 2023, included in cash is $0.2 million (2022 - $0.3 million) denominated in Canadian dollars and $63.6 million (2022 - $80.5 million) denominated in United States dollars. The Company holds cash with a single US Financial Institution and the majority of the cash is uninsured.

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

4. Property, plant and equipment

A summary of property, plant and equipment as of November 30, 2023 and November 30, 2022, is as follows:

				in thousands of US dollars
	Machinery and equipment $	Vehicles $	Computer hardware and software $	Furniture and Equipment $	Total $
Cost at November 30, 2021	601	67	12	35	715
Additions	321	47	—	110	478
Accumulated Depreciation	(206)	(44)	(12)	(9)	(271)
Net book value at November 30, 2022	716	70	—	136	922
Cost at November 30, 2022	922	114	12	145	1,193
Additions	—	—	—	—	—
Accumulated Depreciation	(304)	(82)	(12)	(23)	(421)
Net book value at November 30, 2023	618	32	—	122	772

5.    Mineral properties

		in thousands of US dollars
	November 30, 2022 $	Additions $	November 30, 2023 $
Ambler	26,899	—	26,899
Bornite	4,000	—	4,000
	30,899	—	30,899

a)	Ambler

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

There were no mineral property additions during the period ended November 30, 2023.

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

The following table summarizes mineral properties expense incurred for the year ended November 30, 2023, November 30, 2022 and November 30, 2021.  Lease expense for the warehouse previously classified as general and administrative of approximately $81 thousand for the years ended November 30, 2021 were reclassified to mineral property expense under project support in order to align with the current period presentation.

		in thousands of US dollars
	November 30, 2023 $	November 30, 2022 $	November 30, 2021 $
Ambler Access Project	8,422	6,822	2,880
Community	90	219	114
Drilling	323	7,396	3,898
Engineering	954	2,002	1,508
Environmental	341	692	621
Geochemistry and geophysics	97	1,172	975
Land and permitting	841	800	1,266
Project support	430	8,613	8,432
Safety and risk	20	562	230
Wages and benefits	1,304	3,805	2,796
Mineral property expense	12,822	32,083	22,720

6.    Accounts payable and accrued liabilities

		in thousands of US dollars
	November 30, 2023 $	November 30, 2022 $
Accounts payable	153	1,031
Accrued salaries and vacation	1,152	845
Accrued liabilities	1,195	1,788
Accounts payable and accrued liabilities	2,500	3,664

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

7.    Leases

(a)	Right of use assets

		in thousands of US dollars
	November 30, 2023 $	November 30, 2022 $
Opening balance	651	877
Amortization	(238)	(226)
Right of use asset	413	651

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

		in thousands of US dollars
	November 30, 2023 $	November 30, 2022 $
Operating lease costs	265	264
Variable lease costs	5	3
Operating lease costs	270	267

Variable lease costs consist primarily of the Company’s portion of common area maintenance fees including taxes.

As of November 30, 2023, the remaining lease term was 25 months for the headquarters office and 8 months for the warehouse.

Supplemental cash and non-cash information relating to our leases during the period ended November 30, 2023, are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was approximately $267 thousand.
●	Non-cash amounts included in the measurement of lease liabilities was $nil.

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2023 are as follows:

in thousands of US dollars
November 30, 2023 $
2024 to 2025	453
Total undiscounted lease payments	453
Effects of discounting	(22)
Present value of lease payments recognized as lease liability	431

8.    Related party transactions

During the year ended November 30, 2023, the Company incurred $39 thousand related to support from Trilogy (2022 – $nil), $27 thousand was paid and the remaining $12 thousand were included in accounts payable and accrued liabilities.

During the year ended November 30, 2023, the Company earned interest of $nil (2022 - $0.6 million) from South32.

9.    Financial risk management

(a)	Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and holds a bank account denominated in Canadian currency to facilitate payments to Canadian vendors, as necessary. The Company’s exposure to the currency risk at November 30, 2023 is limited to the Canadian dollar balances consisting of cash of approximately CDN $250 thousand and accounts payable of CDN $36 thousand. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net change would be approximately $17 thousand.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with a single US Financial Institution. The Company’s only significant exposure to credit risk is equal to the balance of cash as recorded in the financial statements. The majority of the Company’s cash held at November 30, 2023 is uninsured. The Company does not consider any of its financial assets to be impaired as of November 30, 2023.

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

Contractually obligated cash flow requirements as of November 30, 2023 are as follows:

				in thousands of US dollars
	Total $	<1 year $	1-2 year $	2-5 years $	There after $
Accounts payable and accrued liabilities	2,500	2,500	—	—	—
Warehouse and office lease	453	246	191	16	—
	2,953	2,746	191	16	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on cash balances as of November 30, 2023, a 1% change in interest rates would result in a negligible change in cash, over a 12-month period, assuming all other variables remain constant.

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

The Company is authorized to establish a capital account for each member equal to that member’s initial capital contribution, represented by units. The units are voting and subject to transfer restrictions as defined in the LLC Agreement. As of November 30, 2023 and 2022, the Company had 2 million units, with each of South32 and Trilogy owning 1 million units each, in exchange for the contributions made to the Company at inception.

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

Date: February 9, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Giardini	President and Chief Executive Officer	February 9, 2024
Tony Giardini	(Principal Executive Officer) and Director

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 9, 2024
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ James Gowans	Director	February 9, 2024
James Gowans

/s/ William Hayden	Director	February 9, 2024
William Hayden

/s/ William Hensley	Director	February 9, 2024
William Hensley

/s/ Gregory Lang	Director	February 9, 2024
Gregory Lang

/s/ Janice Stairs	Director	February 9, 2024
Janice Stairs

/s/ Diana Walters	Director	February 9, 2024
Diana Walters