Form 10-Q
period 2024-02-29
Trilogy Metals Inc.
filed 2024-04-03
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2024

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

As of April 3, 2024, the registrant had 160,166,788 Common Shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Interim Consolidated Balance Sheets

(unaudited)

	in thousands of US dollars
	February 29, 2024	November 30, 2023
	$	$
Assets
Current assets
Cash and cash equivalents	2,012	2,590
Accounts receivable	14	33
Deposits and prepaid amounts	125	259
Total current assets	2,151	2,882

Investment in Ambler Metals LLC (note 3)	134,340	135,021
Fixed assets	3	4
Right of use asset (note 5(a))	65	113
Total assets	136,559	138,020

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	464	432
Current portion of lease liability	—	33
Total current liabilities	464	465

Total liabilities	464	465

Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value issued – 159,766,930 (2023 – 155,925,990)	189,832	187,886
Contributed surplus	118	118
Contributed surplus – options (note 6(a))	28,555	28,237
Contributed surplus – units (note 6(b))	3,004	3,127
Deficit	(85,414)	(81,813)
Total shareholders' equity	136,095	137,555
Total liabilities and shareholders' equity	136,559	138,020

Commitments (note 8)

(See accompanying notes to the interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	3

Trilogy Metals Inc.

Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts
	For the three months ended
	February 29, 2024	February 28, 2023
	$	$
Expenses
Amortization	1	2
Exploration expenses	—	1
Foreign exchange loss (gain)	2	(4)
General and administrative	415	408
Investor relations	12	30
Professional fees	200	570
Salaries	191	237
Salaries and directors expense – stock-based compensation	1,999	2,362
Total expenses	2,820	3,606
Other items
Interest and other income	(2)	(19)
Services agreement income	(10)	—
Share of loss on equity investment (note 3(b))	793	1,485
Loss and comprehensive loss for the period	(3,601)	(5,072)
Basic loss per common share	(0.02)	(0.03)
Diluted loss per common share	(0.02)	(0.03)
Basic weighted average number of common shares outstanding	157,669,238	147,768,741
Diluted weighted average number of common shares outstanding	157,669,238	147,768,741

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	4

Trilogy Metals Inc.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2022	146,225,035	182,178	122	27,352	2,638	(66,862)	145,428
Restricted Share Units	2,346,366	1,538	(1)	—	(1,537)	—	—
Joint venture contribution	143,505	111	—	—	—	—	111
Services settled by common shares	7,793	4	—	—	—	—	4
Stock-based compensation	—	—	—	520	1,700	—	2,220
Loss for the period	—	—	—	—	—	(5,072)	(5,072)
Balance – February 28, 2023	148,722,699	183,831	121	27,872	2,801	(71,934)	142,691

Balance – November 30, 2023	155,925,990	187,886	118	28,237	3,127	(81,813)	137,555
Restricted Share Units	3,633,065	1,804	—	—	(1,804)	—	—
Joint venture contribution	143,507	112	—	—	—	—	112
Services settled by common shares	64,368	30	—	—	—	—	30
Stock-based compensation	—	—	—	318	1,681	—	1,999
Loss for the period	—	—	—	—	—	(3,601)	(3,601)
Balance – February 29, 2024	159,766,930	189,832	118	28,555	3,004	(85,414)	136,095

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	5

Trilogy Metals Inc.

Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the three months ended
	February 29, 2024	February 28, 2023
	$	$
Cash flows used in operating activities
Loss for the period	(3,601)	(5,072)
Adjustments to reconcile net loss to cash flows in operating activities
Amortization	1	2
Consulting fees settled by common shares	30	21
Office lease accounting	15	(2)
Loss on equity investment in Ambler Metals LLC (note 3(b))	793	1,485
Unrealized foreign exchange (gain) loss	(1)	4
Stock-based compensation	1,999	2,362
Net change in non-cash working capital
Decrease (increase) in accounts receivable	19	(9)
Decrease in deposits and prepaid amounts	134	157
Increase in accounts payable and accrued liabilities	32	167
Total cash flows used in operating activities	(579)	(885)
Cash flows from financing activities
Total cash flows from financing activities	—	—
Cash flows from investing activities
Total cash flows from investing activities	—	—
Decrease in cash	(579)	(885)
Effect of exchange rate on cash	1	(6)
Cash and cash equivalents – beginning of the period	2,590	2,573
Cash and cash equivalents – end of the period	2,012	1,682

(See accompanying notes to the interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	6

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

1)    Nature of operations and going concern

Trilogy Metals Inc. (“Trilogy” or the “Company”) was incorporated in British Columbia, Canada under the Business Corporations Act (British Columbia) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties, through our equity investee (see note 3), with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”). The Company also conducts early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

These interim consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for at least twelve months from the date of approval of these consolidated financial statements.  As at February 29, 2024, the Company had working capital (current assets less current liabilities) of $1.7 million (2023 - $2.4 million) and an accumulated deficit of $85.4 million (2023 - $81.8 million).  The Company recorded a loss of $3.6 million and cash outflow from operations of $0.6 million for the quarter ended February 29, 2024.

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

These interim consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position as of February 29, 2024 and our results of operations and cash flows for the three-month period ended February 29, 2024 and February 28, 2023. The results of operations for the three-month period ended February 29, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2024.

As these interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities on February 9, 2024.

These interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 2, 2024.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	7

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

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

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made in assessing the possibility of impairment. Management considers factors that may be indicative of an impairment include a loss in the value of an investment that is not temporary. Factors consider include but are not limited to, sustained losses by the investment, the absence of the ability to recover the carrying amount of the investment, significant changes in the legal, business or regulatory environment, significant adverse changes impacting the investee and internal reporting indicating the economic performance of an investment is, or will be, worse than expected.

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

Ambler Metals is an independently operated company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our investment in Ambler Metals was initially measured at its fair value of $176 million upon recognition. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as February 29, 2024, totaled $134 million.

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $1.6 million for the three-month period ending February 29, 2024 (2023 - $3.0 million).  During the three-month period ending February 29, 2024, Trilogy made a $112,000 equity contribution to Ambler Metals through the issuance of 143,507 common shares of the Company as part of the long-term incentive compensation for Ambler Metals executives. Likewise, South32 made an equivalent equity contribution to Ambler Metals for $112,000 in cash for their 50% share. The carrying value of Trilogy’s 50% investment in Ambler Metals as at February 29, 2024 is summarized on the following table.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	8

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

in thousands of dollars
$
November 30, 2023, Investment in Ambler Metals	135,021
Joint venture equity contribution	112
Share of loss on equity investment for the three month period ending February 29, 2024	(793)
February 29, 2024, Investment in Ambler Metals	134,340

(c)	The following table summarizes Ambler Metals’ Balance Sheet as at February 29, 2024.

	in thousands of dollars
	February 29, 2024	November 30, 2023
	$	$
Total assets	94,090	97,180
Cash and cash equivalents	61,331	63,829
Mineral properties	30,899	30,899
Total liabilities	(1,204)	(2,931)
Accounts payable and accrued liabilities	(835)	(2,500)
Members' equity (total assets less total liabilities)	92,886	94,249

Members’ cash and cash equivalents are held at one bank, the majority of cash and cash equivalent is uninsured as at February 29, 2024.

(d) The following table summarizes Ambler Metals' loss for the three-month period ending February 29, 2024 and February 28, 2023.

	in thousands of dollars
	Three months ended
	February 29, 2024	February 28, 2023
	$	$
Depreciation	38	37
Corporate salaries and wages	234	444
General and administrative	127	133
Mineral property expense	1,094	2,285
Professional fees	177	159
Foreign exchange loss	2	—
Interest and other income	(87)	(89)
Comprehensive loss	1,585	2,969

(e) Related party transactions

During the three-month period ended February 29, 2024, the Company charged $10,000 (2023 - $Nil) related to human resources and accounting services in connection with the Service Agreement. In addition, the company received payments of $16,000 (2023 - $Nil) related to operating expenses paid on behalf of Ambler Metals pursuant to the Service Agreement.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	9

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

4)    Accounts payable and accrued liabilities

	in thousands of dollars
	February 29, 2024	November 30, 2023
	$	$
Trade accounts payable	159	146
Accrued liabilities	60	54
Accrued salaries and vacation	245	232
Accounts payable and accrued liabilities	464	432

Of the accrued salaries and vacation approximately $155,000 was settled, subsequent to the end of the first quarter, on March 1, 2024 through the issuance of common shares of the Company.  $155,000 was settled on December 1, 2023 through the issuance of common shares of the Company from the November 30, 2023 balance.

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2023	113
Net amortization	(48)
Balance as at February 29, 2024	65

(b)	Lease liabilities

The Company’s lease arrangements primarily consist of an operating lease for our office space ending in June 2024. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Three months ended	Three months ended
	February 29, 2024	February 28, 2023
	$	$
Operating lease costs	49	47
Variable lease costs	58	36
Total lease expense	107	83

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As at February 29, 2024, the weighted-average remaining lease term is 0.3 years and the weighted-average discount rate is 8%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the three-month period ending February 29, 2024 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $33,158.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	10

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2023	155,925,990	187,886
Restricted Share Units	3,633,065	1,804
Services settled by common shares	64,368	30
Joint venture equity contribution (note 3(a))	143,507	112
February 29, 2024, issued and outstanding	159,766,930	189,832

On April 30, 2012, under the NovaGold Arrangement, Trilogy committed to issue common shares to satisfy holders of NovaGold deferred share units (“NovaGold DSUs”), once vested, on record as of the close of business April 27, 2012. When vested, Trilogy committed to deliver one common share to the holder for every six shares of NovaGold the holder is entitled to receive, rounded down to the nearest whole number. As at February 29, 2024, a total of 5,144 NovaGold DSUs remain outstanding representing a right to receive 859 Common Shares in Trilogy, which will settle upon certain directors retiring from NovaGold’s board.

(a)	Stock options

During the three-month period ended February 29, 2024, the Company granted 2,775,000 stock options (2023 - 3,230,000 stock options) at an exercise price of CDN$0.59 (2023 - CDN$0.78) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to this option grants was CDN$0.27 (2023 - CDN$0.37).

For the three-month period ended February 29, 2024, Trilogy recognized a stock-based compensation charge of $0.3 million (2023 - $0.5 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the three-month period ended February 29, 2024 are as provided below.

February 29, 2024
Risk-free interest rates	3.84%
Exercise price	CDN$0.59
Expected life	3 years
Expected volatility	65.5%
Expected dividends	Nil

As at February 29, 2024, there were 2,533,339 non-vested options outstanding with a weighted average exercise price of CDN$0.66; the  value of non-vested stock option expense not yet recognized was $0.5 million. This expense is expected to be recognized over the next 22 months.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	11

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

A summary of the Company’s stock option outstanding and changes during the three-month period ended February 29, 2024 is as follows:

		February 29, 2024
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the period	12,649,400	2.15
Granted	2,775,000	0.59
Expired	(1,070,000)	2.94
Balance – end of the period	14,354,400	1.79

There were no stock options exercised during the three-month period ended February 29, 2024.

The following table summarizes information about the stock options outstanding at February 29, 2024.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.59 to $1.00	5,955,000	4.24	0.69	3,421,661	0.72	2,533,339
$2.01 to $3.00	7,016,900	1.72	2.47	7,016,900	2.47	—
$3.01 to $3.41	1,382,500	0.81	3.03	1,382,500	3.03	—
	14,354,400	2.67	1.79	11,821,061	2.03	2,533,339

The aggregate intrinsic value of vested stock options (the market value less the exercise price) at February 29, 2024 was $Nil (2023 - $0.02 million) and the aggregate intrinsic value of exercised options for the three-month period ending February 29, 2024 was $Nil (2023 - $Nil).

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

A summary of the Company’s unit plans and changes during the three-month period ending February 29, 2024 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the period	1,610,638	2,428,701
Granted	4,905,134	194,819
Vested/Converted	(4,222,433)	—
Balance – end of the period	2,293,339	2,623,520

For the three-month period ending February 29, 2024, Trilogy recognized a combined RSU and DSU stock-based compensation charge of $1.5 million (2023 - $1.1 million), net of estimated forfeitures.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	12

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at February 29, 2024 is limited to the Canadian dollar balances consisting of cash of approximately CDN$542,000, accounts receivable of approximately CDN$19,000 and accounts payable of approximately CDN$340,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $15,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with a Canadian chartered financial institution of which the majority is uninsured as at February 29, 2024. The Company’s only significant exposure to credit risk is equal to the balance of cash as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated undiscounted cash flow requirements as at February 29, 2024 are as follows:

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	289	289	—	—	—
					—
	289	289	—	—	—

Included in accounts payable and accrued liabilities approximately $155,000 is for accrued salaries that were settled, subsequent to the end of the first quarter, on March 1, 2024, through the issuance of common shares of the Company (note 9).

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	13

Trilogy Metals Inc.

Notes to the Interim Consolidated Financial Statements

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on balances as at February 29, 2024, a 1% change in interest rates would result in a negligible change in net loss, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

8)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b) above.

9) Subsequent event

On March 1, 2024, pursuant to previous elections, the Board of Directors were granted 188,670 DSUs in settlement of approximately $82,750 of director fees and senior management were granted 353,347 RSUs in lieu of cash salaries of approximately $155,000, all vesting immediately. The grants were in support of an effort to preserve cash and increase share ownership by settling director fees and a portion of senior management salaries in shares of the Company.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended February 29, 2024

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the impact of the Bureau of Land Management’s (“BLM”) suspension of permits on the right-of-way with the Alaska Industrial Development and Export Authority (“AIDEA”) relating to the Ambler Road Project, the Company and Ambler Metals’ funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects (as defined below), sufficiency of the Ambler Meals’ cash to fund the UKMP, impact of COVID-19 on the Company’s operations, market prices for precious and base metals, statements regarding the Ambler Access Project (also known as the Ambler Mining District Industrial Access Project), or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	15

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to the suspension by the BLM of the right-of-way permits with AIDEA relating to the AMDIAP to permit the Department of the Interior to carry out additional work on the environmental impact statement, and associated delays relating to such suspension;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	16

●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	risks related to increases in costs of fuel and other required supplies and concerns relating to supply chain and the ability to obtain needed supplies at a reasonable cost, or at all;
●	risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company’s business;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	17

●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act;
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act; and
●	risks related to the future effect of the COVID-19 pandemic.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K for the fiscal year ended November 30, 2023, filed with the Canadian securities regulatory authorities and the SEC on February 9, 2024, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated April 3, 2024 and provides an analysis of our unaudited interim financial results for the quarter ended February 29, 2024 compared to the quarter ended February 28, 2023.

The following information should be read in conjunction with our February 29, 2024 unaudited interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2023. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Richard Gosse, P.Geo., Vice President, Exploration of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE American Stock Exchange (“NYSE American”) under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K for the fiscal year ended November 30, 2023, is available on SEDAR+ at www.sedarplus.ca and on EDGAR at www.sec.gov.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	18

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

Corporate and project activities

The Company has a 2024 fiscal year cash budget totaling $2.8 million.  During the quarter ended February 29, 2024 we were on budget with cash expenditures of $0.8 million for personnel costs, professional fees, insurance, regulatory and office expenses.  Our current office lease expires at the end of June 2024 and we have signed a new office lease starting July 1, 2024 for four years.

Ambler Metals LLC

The Board of Ambler Metals approved a 2024 fiscal year budget totaling $5.5 million to support external and community affairs, to maintain the State of Alaska mineral claims in good standing and for the maintenance of physical assets.  During the quarter ended February 29, 2024 Ambler Metals expended $1.2 million on salaries and wages, professional fees and mineral property expenses in engineering and project support costs compared with the budget of $1.4 million for the quarter.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)

In December 2023, the Board of Ambler Metals approved a 2024 fiscal year budget of $2.5 million for the Ambler Access Project to assist AIDEA with funding costs related to the final Supplemental Environmental Impact Statement (“SEIS”) and completion of cultural resource studies and engineering studies related to bridge crossings along the road route.  For the quarter ended February 29, 2024, Ambler Metals expended $0.4 million to AIDEA compared with the budget of $0.6 million for the quarter.

On March 18, 2024 the BLM filed its 11th status report with the Courts stating that they posted the draft SEIS on its ePlanning website on October 13, 2023 and published notice of availability of the draft SEIS in the Federal Register on October 20, 2023. The public comment period ended on December 22, 2023.  The BLM conducted several public meetings concerning the draft SEIS, and conducted associated ANILCA Section 810 hearings on subsistence use in communities affected by the project.  The BLM had previously reported that it anticipated publishing a final SEIS in the first quarter of calendar year 2024, but now anticipates publishing a final SEIS in the second quarter of calendar year 2024. The BLM continues to anticipate publishing a Record of Decision within the second quarter of calendar year 2024.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	19

Summary of results

in thousands of US dollars, except per share amounts
	Three months ended
	February 29, 2024	February 28, 2023
Selected expenses	$	$
General and administrative	415	408
Investor relations	12	30
Professional fees	200	570
Salaries	191	237
Salaries and directors expense – stock-based compensation	1,999	2,362
Share of loss on equity investment	793	1,485
Comprehensive loss for the period	(3,601)	(5,072)
Basic and diluted loss per common share	(0.02)	(0.03)

For the three-month period ended February 29, 2024, we reported a net loss of $3.6 million compared to a net loss of $5.1 million for the three-month period ended February 28, 2023. The decrease in comprehensive loss in the first quarter of 2024 compared to the same quarter in 2023 is due to the decrease in our share of loss of Ambler Metals, and stock-based compensation and salaries. The decrease of our share of losses of Ambler Metals is mainly due to the decrease in corporate wages and in mineral property expenses.  The primary drivers in decrease in mineral property expenses over the comparative quarter in the prior year were from the decrease in project support costs and cost in the Ambler Access Project.

Liquidity and capital resources

We expended $0.6 million on operating activities during the three-month period ending February 29, 2024 with the majority of cash spent on professional fees and American and Canadian securities commission fees related to our annual regulatory filings, annual fees paid to the Toronto Stock Exchange and the NYSE American Exchange and corporate salaries.

As at February 29, 2024, we had cash and cash equivalent of $2.0 million and working capital of $1.7 million. Management continues with cash preservation strategies to reduce cash expenditures where feasible, including but not limited to reductions in marketing and investor conferences and office expenses.  In addition, the Company’s Board of Directors have agreed to take all of their fees in deferred share units in an effort to preserve cash.  The Company’s senior management team is also taking a portion of their base salaries in shares of the Company to preserve cash.

All project related costs are funded by Ambler Metals. Amber Metals is well funded to advance the UKMP with $61.3 million in cash and cash equivalents and $61.1 million in working capital as at February 29, 2024. There are sufficient funds at Ambler Metals to fund this fiscal year’s budget for the UKMP and the Ambler Access Project. Trilogy does not anticipate having to fund the activities of Ambler Metals until the current cash and cash equivalent balance of $61.3 million is expended.

Future cash requirements may vary materially from current expectations.  The Company will need to raise additional funds in the future to support its operations and administration expenses.  Future sources of liquidity are likely in the form of an equity financing but may include debt financing, convertible debts, exercise of options, or other means.  The continued operations of the Company are dependent on its ability to obtain additional financing or to generate future cash flows.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	20

There is no assurance that the Company will be able to obtain such financings or obtain them on favourable terms. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

As at April 3, 2024, we had 160,166,788 common shares issued and outstanding. As at April 3, 2024, we had 14,354,400 stock options outstanding with a weighted-average exercise price of CDN$1.79, 2,812,190 Deferred Share Units (“DSUs”), and 2,293,339 Restricted Share Units (“RSUs”) outstanding. As at April 3, 2024 we hold 5,144 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board.  A total of 859 common shares will be issued upon redemption of the NovaGold DSUs. Upon the exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 19,460,788 common shares.

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

Impairment of Investment in Ambler Metals LLC

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made in assessing the possibility of impairment. Management considers factors that may be indicative of an impairment include a loss in the value of an investment that is not temporary. Factors consider include but are not limited to, sustained losses by the investment, the absence of the ability to recover the carrying amount of the investment, significant changes in the legal, business or regulatory environment, significant adverse changes impacting the investee and internal reporting indicating the economic performance of an investment is, or will be, worse than expected.

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

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	21

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

Additional information

Additional information regarding the Company, including our annual report on Form 10-K for the fiscal year ended November 30, 2023, is available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com. Information contained on our website is not incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of February 29, 2024. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended February 29, 2024 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation.

Item 1A. Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 9, 2024 (“Form 10-K”) which is available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.  There have been no material changes to the risk factors set forth in Trilogy’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5. Other Information

Insider trading arrangements

During the quarterly period ended February 29, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	23

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 3, 2024	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini

President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders

Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended February 29, 2024	25