Form 10-Q
period 2024-08-31
Trilogy Metals Inc.
filed 2024-10-08
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2024

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

As of October 8, 2024, the registrant had 160,902,814 Common Shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Condensed Interim Consolidated Balance Sheets

(unaudited)

	in thousands of US dollars
	August 31, 2024	November 30, 2023
	$	$
Assets
Current assets
Cash and cash equivalents	25,738	2,590
Accounts receivable	8	33
Deposits and prepaid amounts	352	259
Total current assets	26,098	2,882

Investment in Ambler Metals LLC (note 3)	108,114	135,021
Fixed assets	—	4
Right of use asset (note 5(a))	164	113
Total assets	134,376	138,020

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	391	432
Current portion of lease liability	37	33
Total current liabilities	428	465

Long-term portion of lease liability	125	—
Total liabilities	553	465

Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value issued – 160,567,514 (2023 – 155,559,334)	190,200	187,886
Contributed surplus	118	118
Contributed surplus – options (note 6(a))	28,741	28,237
Contributed surplus – units (note 6(b))	3,528	3,127
Deficit	(88,764)	(81,813)
Total shareholders' equity	133,823	137,555
Total liabilities and shareholders' equity	134,376	138,020

Subsequent Events (note 8)

(See accompanying notes to the condensed interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	3

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts
	For the three months ended		For the nine months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	$	$	$	$
Expenses
Amortization	1	2	4	6
Exploration expenses	28	22	28	23
Foreign exchange loss (gain)	2	3	3	1
General and administrative	293	278	1,027	1,014
Investor relations	15	18	46	71
Professional fees	138	139	530	897
Salaries	158	191	527	621
Salaries and directors expense – stock-based compensation	506	526	3,014	3,379
Total expenses	1,141	1,179	5,179	6,012
Other items
Interest and other income	(152)	(37)	(200)	(83)
Services agreement income	(22)	—	(47)	—
Share of loss on equity investment (note 3(b))	624	2,910	2,019	5,998
Loss and comprehensive loss for the period	(1,591)	(4,052)	(6,951)	(11,927)
Basic loss per common share	(0.01)	(0.03)	(0.04)	(0.08)
Diluted loss per common share	(0.01)	(0.03)	(0.04)	(0.08)
Basic weighted average number of common shares outstanding	160,542,286	155,550,284	159,466,414	151,572,299
Diluted weighted average number of common shares outstanding	160,542,286	155,550,284	159,466,414	151,572,299

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	4

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2022	146,225,035	182,178	122	27,352	2,638	(66,862)	145,428
Restricted Share Units	2,346,366	1,538	(1)	—	(1,537)	—	—
Joint venture contribution	143,505	111	—	—	—	—	111
Services settled by common shares	7,793	4	—	—	—	—	4
Stock-based compensation	—	—	—	520	1,700	—	2,220
Loss for the period	—	—	—	—	—	(5,072)	(5,072)
Balance – February 28, 2023	148,722,699	183,831	121	27,872	2,801	(71,934)	142,691
Shares issued for private placement, net of share issue cost	5,854,545	3,115	—	—	—	—	3,115
Restricted Share Units	213,463	121	—	—	—	—	121
Deferred Share Units conversion	415,056	468	—	—	(468)	—	—
Services settled by common shares	63,533	35	—	—	—	—	35
Stock-based compensation	—	—	—	114	257	—	371
Loss for the period	—	—	—	—	—	(2,803)	(2,803)
Balance – May 31, 2023	155,269,296	187,570	121	27,986	2,590	(74,737)	143,530
Restricted Share Units	248,092	122	—	—	—	—	122
Services settled by common shares	40,816	20	—	—	—	—	20
NovaGold deferred share units conversion	1,130	3	(3)	—	—	—	—
Stock-based compensation	—	—	—	125	268	—	393
Loss for the period	—	—	—	—	—	(4,052)	(4,052)
Balance – August 31, 2023	155,559,334	187,715	118	28,111	2,858	(78,789)	140,013

Balance – November 30, 2023	155,925,990	187,886	118	28,237	3,127	(81,813)	137,555
Restricted Share Units	3,633,065	1,804	—	—	(1,804)	—	—
Joint venture contribution	143,507	112	—	—	—	—	112
Services settled by common shares	64,368	30	—	—	—	—	30
Stock-based compensation	—	—	—	318	1,681	—	1,999
Loss for the period	—	—	—	—	—	(3,601)	(3,601)
Balance – February 29, 2024	159,766,930	189,832	118	28,555	3,004	(85,414)	136,095
Restricted Share Units	353,347	155	—	—	(155)	—	—
Services settled by common shares	66,511	30	—	—	—	—	30
Stock-based compensation	—	—	—	92	417	—	509
Loss for the period	—	—	—	—	—	(1,759)	(1,759)
Balance – May 31, 2024	160,186,788	190,017	118	28,647	3,266	(87,173)	134,875
Restricted Share Units	326,020	153	—	—	(153)	—	—
Services settled by common shares	54,706	30	—	—	—	—	30
Stock-based compensation	—	—	—	94	415	—	509
Loss for the period	—	—	—	—	—	(1,591)	(1,591)
Balance – August 31, 2024	160,567,514	190,200	118	28,741	3,528	(88,764)	133,823

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	5

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the nine months ended
	August 31, 2024	August 31, 2023
	$	$
Cash flows used in operating activities
Loss for the period	(6,951)	(11,927)
Adjustments to reconcile net loss to cash flows used in operating activities
Amortization	4	6
Consulting fees settled by common shares	90	86
Office lease accounting	76	(9)
Loss on equity investment in Ambler Metals LLC (note 3(b))	2,019	5,998
Unrealized foreign exchange (gain) loss	—	5
Stock-based compensation	3,014	3,379
Net change in non-cash working capital
Decrease in accounts receivable	25	7
Decrease in deposits and prepaid amounts	(93)	(137)
Increase in accounts payable and accrued liabilities	(38)	(42)
Total cash flows used in operating activities	(1,854)	(2,634)
Cash flows from financing activities
Issuance of common shares, net of share issue cost (note 6(a))	—	3,115
Total cash flows from financing activities	—	3,115
Cash flows from investing activities
Return of capital from Ambler Metals LLC (note 3(c))	25,000	—
Total cash flows from investing activities	25,000	—
Change in cash	23,146	481
Effect of exchange rate on cash	2	(5)
Cash and cash equivalents – beginning of the period	2,590	2,573
Cash and cash equivalents – end of the period	25,738	3,049

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	6

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

These condensed interim consolidated financial statements include all adjustments necessary for the fair statement of the Company’s financial position as of August 31, 2024 and our results of operations and cash flows for the nine-month periods ended August 31, 2024 and August 31, 2023. The results of operations for the nine-month period ended August 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2024.

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

These condensed interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on October 7, 2024.

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

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.  Ambler Metals is a non-publicly traded equity investment owning exploration and development projects. Significant judgments are made in assessing the possibility of impairment. The Company assesses whether there has been a potential triggering event for other-than-temporary impairment by assessing the underlying assets of Ambler Metals for recoverability and assessing whether there has been a change in the development plan or strategy for the projects.  If the Company concludes there is sufficient evidence for an other-than-temporary impairment, an assessment of fair value is performed.  If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the equity investment and its fair value.  This assessment is subjective and requires consideration at each period end.

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	7

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

3)    Investment in Ambler Metals LLC

(a)	Formation of Ambler Metals LLC

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

Ambler Metals is a company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of August 31, 2024, totaled $108.1 million (2023 - $136.9 million).

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $1.2 million for the three-month period ending August 31, 2024 (2023 - $5.8 million) and $4.0 million for the nine-month period ending August 31, 2024 (2023 - $12.0 million).  During the nine-month period ending August 31, 2024, Trilogy made a $112,000 equity contribution to Ambler Metals through the issuance of 143,507 common shares of the Company as part of the long-term incentive compensation for Ambler Metals executives. Likewise, South32 made an equivalent equity contribution to Ambler Metals for $112,000 in cash for their 50% share. The carrying value of Trilogy’s 50% investment in Ambler Metals as at August 31, 2024 is summarized on the following table.

in thousands of dollars
$
November 30, 2023, Investment in Ambler Metals	135,021
Joint venture equity contribution	112
Return of capital	(25,000)
Share of loss on equity investment for the nine-month period ending August 31, 2024	(2,019)
August 31, 2024, Investment in Ambler Metals	108,114

(c)	The following table summarizes Ambler Metals’ Balance Sheet as at August 31, 2024.

	in thousands of dollars
	August 31, 2024	November 30, 2023
	$	$
Total assets	41,888	97,180
Cash and cash equivalents	9,848	63,829
Mineral properties	30,899	30,899
Total liabilities	(1,455)	(2,931)
Accounts payable and accrued liabilities	(1,209)	(2,500)
Members' equity (total assets less total liabilities)	40,433	94,249

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	8

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

Ambler Metals’ cash and cash equivalents are held at one bank of which the majority is uninsured.  During the second and third quarters, Ambler Metals returned $50 million of excess cash to the members.

(d) The following table summarizes Ambler Metals' loss for the three-month and nine-month periods ended August 31, 2024 and August 31, 2023.

			in thousands of dollars
	Three months ended		Nine months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
	$	$	$	$
Depreciation	38	38	113	113
Corporate salaries and wages	49	478	411	1,417
General and administrative	93	43	343	389
Mineral property expense	1,024	5,210	3,348	10,002
Professional fees	325	181	755	397
Foreign exchange loss	—	(6)	2	(3)
Interest and other income	(281)	(125)	(933)	(319)
Comprehensive loss	1,248	5,819	4,039	11,996

(e) Related party transactions

During the nine-month period ended August 31, 2024, the Company charged $47,000 (2023 - $Nil) related to human resources and accounting services in connection with a service agreement between the Company and Ambler Metals. In addition, the Company received payments of $64,000 (2023 - $Nil) related to operating expenses paid on behalf of Ambler Metals pursuant to the service agreement.

4)    Accounts payable and accrued liabilities

	in thousands of dollars
	August 31, 2024	November 30, 2023
	$	$
Trade accounts payable	51	146
Accrued liabilities	88	54
Accrued salaries and vacation	252	232
Accounts payable and accrued liabilities	391	432

Subsequent to the end of the third quarter, on September 3, 2024, approximately $153,000 of accrued salaries was settled through the issuance of common shares of the Company.

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	9

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2023	113
Net amortization for lease ended June 30, 2024	(113)
ROU assets recognized for lease commenced July 1, 2024	170
Net amortization for lease commenced July 1, 2024	(6)
Balance as at August 31, 2024	164

The Company’s previous office lease ended on June 30, 2024.  The Company entered into a new office lease commencing on July 1, 2024, with a 4-year term ending in June 2028, and with no renewal option.  During the quarter ended August 31, 2024, the Company recognized a ROU asset of $170,000 for the new office lease.

(b)	Lease liabilities

The Company’s lease arrangement consists of an operating lease for our office space ending in June 2028. There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Nine months ended	Nine months ended
	August 31, 2024	August 31, 2023
	$	$
Operating lease costs	122	140
Variable lease costs	103	103
Total lease expense	225	243

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As at August 31, 2024, the weighted-average remaining lease term is 3.8 years and the weighted-average discount rate is 9%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the nine-month period ending August 31, 2024 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $45,561, of which $33,159 related to the office lease that expired on June 30, 2024 and $12,402 related to the new office lease that commenced on July 1, 2024.

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	10

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

Future minimum payments relating to the lease recognized in our balance sheet as of August 31, 2024 are as follows:

in thousands of dollars
August 31, 2024
Fiscal year	$
2024	13
2025	50
2026	51
2027	51
2028	30
Total undiscounted lease payments	195
Effect of discounting	(33)
Present value of lease payments recognized as lease liability	162

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2023	155,925,990	187,886
Restricted Share Units	4,312,432	2,112
Services settled by common shares	185,585	90
Joint venture equity contribution (note 3(a))	143,507	112
August 31, 2024, issued and outstanding	160,567,514	190,200

(a)	Stock options

During the three-month period ended February 29, 2024, the Company granted 2,775,000 stock options (2023 - 3,230,000 stock options) at an exercise price of CDN$0.59 (2023 - CDN$0.78) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to each of these option grants was CDN$0.27 (2023 - CDN$0.37).  No grants were made during the three-month periods ended May 31, 2024 or August 31, 2024.

For the three-month period ended August 31, 2024, Trilogy recognized a stock-based compensation charge of $0.1 million (2023 - $0.1 million) for options granted to directors, employees and service providers, net of estimated forfeitures. For the nine-month period ended August 31, 2024, Trilogy recognized a stock-based compensation charge of $0.5 million (2023 - $0.8 million) for options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	11

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

Assumptions used in the pricing model for the nine-month period ended August 31, 2024 are as provided below.

August 31, 2024
Risk-free interest rates	3.84%
Exercise price	CDN$0.59
Expected life	3 years
Expected volatility	65.5%
Expected dividends	Nil

As at August 31, 2024, there were 2,533,339 non-vested options outstanding with a weighted average exercise price of CDN$0.66. The value of non-vested stock option expense not yet recognized was $0.2 million of which approximately $0.1 million will be recognized during the quarter ending November 30, 2024 and the remainder throughout the next fiscal year.

A summary of the Company’s stock options outstanding and changes during the nine-month period ended August 31, 2024 is as follows:

		August 31, 2024
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the period	12,649,400	2.15
Granted	2,775,000	0.59
Expired	(1,107,500)	2.96
Balance – end of the period	14,316,900	1.78

There were no stock options exercised during the nine-month period ended August 31, 2024.

The following table summarizes information about the stock options outstanding at August 31, 2024.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.59 to $1.00	5,955,000	3.73	0.69	3,421,661	0.72	2,533,339
$2.01 to $3.00	7,016,900	1.21	2.47	7,016,900	2.47	—
$3.01 to $3.02	1,345,000	0.32	3.02	1,345,000	3.02	—
	14,316,900	2.18	1.78	11,783,561	2.03	2,533,339

The aggregate intrinsic value of vested stock options (the market value less the exercise price) at August 31, 2024 was $Nil (2023 - $Nil) and the aggregate intrinsic value of exercised options for the nine-month period ending August 31, 2024 was $Nil (2023 - $Nil).

(b)	Restricted Share Units and Deferred Share Units

The Company has a Restricted Share Unit Plan (“RSU Plan”) to provide long-term incentives to employees and consultants, a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”), and a Non-Executive Directors Fixed Deferred Share Unit Plan (“Fixed DSU Plan”) to offset cash payments for fees to directors.  Awards under the RSU Plan, DSU Plan and Fixed DSU Plan will be settled in common shares of the Company with each restricted share unit (“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company.  All units are accounted for as equity-settled awards.

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	12

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

A summary of the Company’s unit plans and changes during the nine-month period ending August 31, 2024 is as follows:

	Number of RSUs	Number of DSUs	Number of Fixed DSUs
Balance – beginning of the period	1,610,638	2,428,701	—
Granted	5,705,718	551,676	—
Vested/Converted	(4,498,017)	—	—
Balance – end of the period	2,818,339	2,980,377	—

For the three-month period ending August 31, 2024, Trilogy recognized a combined RSU and DSU stock-based compensation charge of $0.2 million (2023 - $0.2 million), net of estimated forfeitures. For the nine-month period ending August 31, 2024, Trilogy recognized a combined RSU and DSU stock-based compensation charge of $1.8 million (2023 - $2.0 million), net of estimated forfeitures.

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at August 31, 2024 is limited to the Canadian dollar balances consisting of cash of approximately CDN$11,000, accounts receivable of approximately CDN$11,000 and accounts payable of approximately CDN$34,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $1,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with a Canadian chartered financial institution of which the majority is uninsured as at August 31, 2024. The Company’s only significant exposure to credit risk is equal to the balance of cash as recorded in the financial statements.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	13

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

Contractually obligated undiscounted cash flow requirements as at August 31, 2024 are as follows:

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	391	391	—	—	—
Office lease	195	50	102	43	—
	586	441	102	43	—

Included in accounts payable and accrued liabilities approximately $153,000 is for accrued salaries that were settled, subsequent to the end of the third quarter, on September 3, 2024, by the way of a grant of RSUs which was paid out through the issuance of common shares of the Company (note 8).

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on balances as at August 31, 2024 of approximately $25 million, a 1% change in interest rates would result in a change of approximately $250,000 over a one year period, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

8) Subsequent events

On September 3, 2024, pursuant to previous elections, the Board of Directors were granted 153,035 DSUs in settlement of approximately $78,250 of director fees and senior management were granted 298,263 RSUs in lieu of cash salaries of approximately $153,000, all vesting immediately. The grants were in support of continued cash preservation efforts.

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended August 31, 2024

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis (“MD&A”) contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the impact of the Bureau of Land Management’s (“BLM”) suspension of permits on the right-of-way with the Alaska Industrial Development and Export Authority (“AIDEA”) relating to the Ambler Road Project, the Company and Ambler Metals’ funding requirements, the Company’s cash preservation strategies, the Company’s future funding of Ambler Metals, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects (the “UKMP”, as defined below), sufficiency of the Ambler Metals’ cash to fund the UKMP, impact of COVID-19 on the Company’s operations, market prices for precious and base metals, statements regarding the Ambler Access Project (also known as the Ambler Mining District Industrial Access Project), or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the Upper Kobuk Mineral Projects;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	15

●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to the suspension by the BLM of the right-of-way permits with AIDEA relating to the AMDIAP to permit the Department of the Interior to carry out additional work on the environmental impact statement, and associated delays relating to such suspension;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	16

●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	risks related to increases in costs of fuel and other required supplies and concerns relating to supply chain and the ability to obtain needed supplies at a reasonable cost, or at all;
●	risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company’s business;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	17

●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American Stock Exchange, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated October 8, 2024 and provides an analysis of our unaudited condensed interim financial results for the quarter ended August 31, 2024 compared to the quarter ended August 31, 2023.

The following information should be read in conjunction with our August 31, 2024 unaudited condensed interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2023. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	18

Description of business

We are a base metals exploration company focused on the exploration and development of mineral properties, through our equity investee, in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). Our Upper Kobuk Mineral Projects (“UKMP” or “UKMP Projects”) were contributed into a 50/50 joint venture named Ambler Metals LLC (“Ambler Metals”) between Trilogy and South32 Limited (“South32”) on February 11, 2020 (see below). The projects contributed to Ambler Metals consist of: i) the Ambler lands which host the Arctic copper-zinc-lead-gold-silver project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc. (“NANA”), a regional Alaska Native Corporation, which hosts the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets. The Company may also conduct early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

Corporate and project activities

The Company has a 2024 fiscal year cash budget totaling $2.8 million.  For the nine-month period ended August 31, 2024, we used $1.9 million in operating activities mainly for personnel costs, professional fees, regulatory and office expenses compared with budgeted cash expenditures totaling $2.1 million.

Ambler Metals LLC

The board of Ambler Metals approved a 2024 fiscal year budget totaling $5.5 million to support external and community affairs, to maintain the State of Alaska mineral claims in good standing, and for the maintenance of physical assets.  During the nine-month period ended August 31, 2024, Ambler Metals expended $3.5 million on salaries and wages, professional fees, engineering, project support costs and mineral property expenses, excluding the Ambler Access Project (the “AAP”) costs, compared with the budget of $4.5 million.

The board of Ambler Metals also approved a 2024 fiscal year budget totaling $2.5 million to support the AAP.  During the nine-month period ended August 31, 2024, Ambler Metals funded $1.4 million to the Alaska Industrial Development and Export Authority (“AIDEA”) in support of the AAP compared with the budget of $1.9 million.

During the third quarter of 2024, we received additional cash from Ambler Metals.  In total, Ambler Metals returned $50 million to Trilogy and South32 as at August 31, 2024.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)

On April 22, 2024, the Company announced that the United States Bureau of Land Management (“BLM”) had filed the Final Supplemental Environmental Impact Statement (“SEIS”) for the AAP on its website.  The Final SEIS identifies “No Action” as the BLM’s preferred alternative.  The proponent for the AAP is AIDEA which is a public corporation of the State of Alaska.  AIDEA’s purpose is to promote, develop, and advance general prosperity and economic welfare of the people of Alaska.  AIDEA strongly objected to both the process used by the BLM to reach a “No Build” decision and the effect of the decision which AIDEA believes illegally blocks access to statehood lands, minerals, and federally patented mining claims.  On May 8, 2024, NANA announced its withdrawal from further involvement with the AAP and stated its intentions to not renew the surface access permit with AIDEA upon the permit’s expiry this year.

On June 28, 2024, the BLM issued the Record of Decision confirming their selection of the No Action alternative and thus denied AIDEA’s application for a right-of-way grant (“ROW Grant”) across BLM-managed lands which terminated the BLM ROW Grant issued to AIDEA on January 5, 2021.

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	19

Summary of results

in thousands of US dollars, except per share amounts
	Three months ended		Nine months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Selected expenses	$	$	$	$
General and administrative	293	278	1,027	1,014
Investor relations	15	18	46	71
Professional fees	138	139	530	897
Salaries	158	191	527	621
Salaries and directors expense – stock-based compensation	506	526	3,014	3,379
Share of loss on equity investment	624	2,910	2,019	5,998
Comprehensive loss for the period	(1,591)	(4,052)	(6,951)	(11,927)
Basic and diluted loss per common share	(0.01)	(0.03)	(0.04)	(0.08)

For the three-month period ended August 31, 2024, we reported a net loss of $1.6 million compared to a net loss of $4.1 million for the three-month period ended August 31, 2023. The decrease in comprehensive loss in the third quarter of 2024 compared to the same quarter in 2023 is primarily due to the decrease in our share of loss of Ambler Metals.  The decrease of our share of losses of Ambler Metals is mainly due to the decrease in corporate wages and in mineral property expenses partially offset from the increase in professional fees.  The primary drivers in decrease in mineral property expenses over the comparative quarter in the prior year were from a reduction in activities both at the project level and at the AAP.

For the nine-month period ended August 31, 2024, we reported a net loss of $7.0 million compared to a net loss of $11.9 million for the nine-month period ended August 31, 2023. The decrease for the nine-month period ended August 31, 2024, when compared to the same period in 2023, is primarily due to the decrease in our share of losses of Ambler Metals, professional fees and stock-based compensation and salaries. The decrease of our share of losses of Ambler Metals is mainly due to the decrease in corporate wages due to a reduction in staffing and a reduction in mineral property expenses due to a reduction in project activities which was partially offset by the increase in professional fees related to part-time contractors engaged to assist with management of Ambler Metals, along with consultants engaged in government and external affairs.

Liquidity and capital resources

We expended $1.9 million on operating activities during the nine-month period ending August 31, 2024 with the majority of cash spent on professional fees and American and Canadian securities commission fees related to our annual regulatory filings, annual fees paid to the Toronto Stock Exchange and the NYSE American Exchange and corporate salaries.

As at August 31, 2024, we had cash and cash equivalents and working capital of $25.7 million. During the nine months ended August 31, 2024, Trilogy received a total of $25.0 million from Ambler Metals as a return of excess cash to the owners.  Although the Company has a strong cash position, management continues with cash preservation strategies to reduce cash expenditures where feasible, including but not limited to reductions in marketing and investor conferences and office expenses. In addition, the Company’s board of directors continue to take all of their fees in deferred share units in an effort to preserve cash.  The Company’s senior management team is also continuing to take a portion of their base salaries and all of their short and long term compensation in shares of the Company to preserve cash.

All project related costs are funded by Ambler Metals. Ambler Metals had $9.8 million in cash and cash equivalents and $8.7 million in working capital as at August 31, 2024. There are sufficient funds at Ambler Metals to fund this fiscal year’s budget for the UKMP and the AAP.

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	20

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

As at October 8, 2024, we had 160,902,814 common shares issued and outstanding. As at October 8, 2024, we had 14,316,900 stock options outstanding with a weighted-average exercise price of CDN$1.78, 3,133,412 Deferred Share Units (“DSUs”), and 2,818,339 Restricted Share Units (“RSUs”) outstanding. As at October 8, 2024 we hold 5,144 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board.  A total of 859 common shares will be issued upon redemption of the NovaGold DSUs. Upon the exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 20,268,651 common shares.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	21

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of August 31, 2024. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended August 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	22

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5. Other Information

a)	None.
b)	None.
c)	During the quarterly period ended August 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	23

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 8, 2024	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended August 31, 2024	25