Form 10-K
period 2024-11-30
Trilogy Metals Inc.
filed 2025-02-14
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2024

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

As at May 31, 2024, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $99.8 million. As of February 14, 2025, the registrant had 163,941,185 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 28, 2025, in connection with the registrant’s 2025 annual meeting of shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TRILOGY METALS INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Trilogy” refer to Trilogy Metals Inc., formerly NovaCopper Inc. (“Trilogy” or “Trilogy Metals”), a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2024.

CURRENCY

All dollar amounts are in United States currency unless otherwise stated. References to C$ or CDN$ refer to Canadian currency, and $ or US$ to United States currency.

FORWARD-LOOKING STATEMENTS

The information discussed in this Annual Report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and applicable Canadian securities laws. These forward-looking statements may include statements regarding perceived merit of properties, exploration results and budgets, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements relating anticipated activity with respect to the Ambler Mining District Industrial Access Project (“Ambler Access Project” or “AAP”), the Company’s plans and expectations relating to the Upper Kobuk Mineral Projects (as defined herein), completion of transactions, market prices for precious and base metals, the results of the NI 43-101 Arctic Report and S-K 1300 Arctic Report (as defined herein), the results of the NI 43-101 Bornite Report and S-K 1300 Bornite Report (as defined herein), or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

Name, Address and Incorporation

Trilogy Metals Inc. was incorporated on April 27, 2011 under the name NovaCopper Inc. pursuant to the terms of the Business Corporations Act (British Columbia). NovaCopper Inc. changed its name to Trilogy Metals Inc. on September 1, 2016 to better reflect its diversified metals resource base. Our registered office is located at Suite 3500, 1133 Melville Street, The Stack, Vancouver, British Columbia, Canada, and our executive office is located at Suite 901, 510 Burrard Street, Vancouver, British Columbia, Canada.

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiaries at November 30, 2024. All ownership is 100% unless otherwise stated.

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

Trilogy’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration and advancement of the Bornite Project with our joint venture partner, South32, and through the pursuit of similarly attractive mining projects. We plan to:

●	advance the Arctic Project towards development with key activities including increased definition of the NI 43-101 and S-K 1300 mineral resources and reserves contained in the Arctic Feasibility Study, additional metallurgical and geotechnical studies and the advancement of baseline environmental studies;

●	advance exploration in the Ambler Mining District and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and
●	pursue project level or corporate transactions that are value accretive.

Significant Developments in 2024

●	On April 22, 2024, the Company announced that the United States Bureau of Land Management (“BLM”) had filed the final Supplemental Environmental Impact Statement (“Final SEIS”) for the AAP on its website. The Final SEIS identified “No Action” as the BLM’s preferred alternative. The proponent for the AAP is AIDEA which is a public corporation of the State of Alaska. AIDEA’s purpose is to promote, develop, and advance the general prosperity and economic welfare of the people of Alaska. AIDEA strongly objected to the process used by the BLM to reach a “No Action” decision as well as the effect of the decision which illegally blocks access to statehood lands, minerals, and federally patented mining claims. On May 8, 2024, NANA Regional Corporation, Inc. announced its withdrawal from further involvement with the AAP and stated its intentions to not renew the surface access permit with AIDEA upon its expiry this year.
●	On June 28, 2024, the BLM issued the Record of Decision confirming its selection of the No Action Alternative and thus denied AIDEA’s application for a Right-Of-Way grant (“ROW Grant”) across BLM-managed lands and terminated the BLM ROW Grant issued to AIDEA on January 5, 2021. Ambler Metals is working with AIDEA on next steps.
●	In the months of May and June 2024, Ambler Metals returned a total of $25 million excess cash to Trilogy for ease of cash management.

Significant Developments in 2023

●	On January 25, 2023, the Company announced the second set of drilling results from the 2022 field season at the Upper Kobuk Mineral Projects and on February 27, 2023, the Company announced the third set of drilling results from the 2022 field season at the UKMP.
●	On February 14, 2023, the Company announced an updated feasibility study technical report for the Arctic Project and an updated resource for the Bornite Project, and filed NI 43-101 technical reports for both projects with the Canadian securities regulators. In addition, the Company announced technical report summaries for both projects prepared in accordance with S-K 1300 and which were filed as exhibits with the annual report on Form 10-K.
●	On April 25, 2023, the Company completed non-brokered private placement of 5,854,545 Common Shares at a price of $0.55 per Common Share for gross proceeds of $3.2 million. After legal and stock exchange fees, the Company received net proceeds of $3.1 million.
●	On September 11, 2023, the Company provided an update on the activities at the UKMP with the Bornite camp opening.
●	On October 19, 2023, the Company announced that the BLM had filed the draft Supplemental Environmental Impact Statement (“SEIS”) on its website https://eplanning.blm.gov/eplanning-ui/project/57323/570 and anticipated being in the federal register on October 20, 2023. The draft SEIS was open for a 60-day public comment period, until December 19, 2023. The BLM reconfirmed they anticipate a final SEIS is expected in the first quarter of 2024, and a Record of Decision within the second quarter of 2024.

Significant Developments in 2022

●	On January 11, 2022, the Company announced the 2022 program and budget of approximately $28.5 million for the advancement of the UKMP located in Northwestern Alaska. The budget was 100% funded by Ambler Metals.
●	On January 20, 2022, the Company announced an updated mineral resource for the Bornite Project.
●	On February 7, 2022, the Company announced that the AIDEA had formally approved the proposed plan and budget for the 2022 summer field season activities and services of up to $30.8 million for the Ambler Access Project. The cost was shared 50/50 by AIDEA and Ambler Metals.
●	On February 23, 2022, the Company announced that the United States Department of the Interior (“DOI”) filed a motion to remand the Final Environmental Impact Statement (“FEIS”) and suspend the right-of-way permits issued to AIDEA for the Ambler Access Project. The DOI has stated that the suspension of the road permits will allow it to carry out additional supplemental work on the FEIS. The motion also indicated that the DOI has requested that the lawsuits filed against the DOI by a coalition of national and Alaska environmental non-government organizations be suspended. The lawsuits had been filed in response to the BLM issuance of the Joint Record of Decision (“JROD”), that authorized a right-of-way across federally managed lands for AIDEA and the AAP.
●	On June 8, 2022, the Company announced that Ambler Metals had commenced mobilization for the upcoming exploration field program at the UKMP.
●	On September 21, 2022, the Company announced that the BLM had published in the Federal Register a Notice of Intent (“NOI”) that it will prepare the SEIS for the proposed Ambler Mining District Industrial Access Road. The NOI indicates that:
●	The BLM will accept comments related to the SEIS for 45 days so that the BLM can determine which, if any, additional impacts and resources related to identified deficiencies should be more thoroughly assessed to facilitate integrating the BLM’s National Environmental Policy Act (“NEPA”) analysis with its ongoing Alaska National Interest Lands Conservation Act Section 810 and National Historic Preservation Act Section 106 processes;
●	Input by Alaska Native Tribes and Corporations will continue to be of critical importance and that BLM will continue to consult with these entities under applicable guidance; and
●	Preparation of the SEIS in compliance with NEPA will additionally help the BLM to fulfill its obligations under applicable law.
●	On November 23, 2022, the Company announced that the BLM submitted a status report in accordance with the Voluntary Remand dated May 17, 2022 stating that the comment period ended on November 4, 2022 for the scoping process of the SEIS and that the BLM currently anticipates publishing a draft SEIS during the second quarter of calendar year 2023, which will be open for public comment upon publication. The BLM also anticipates publishing a final SEIS, conducting final pre-decision consultation with Alaska Native Tribes and Corporations, and issuing a Record of Decision, all within the fourth quarter of calendar year 2023.

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

Employees

As of November 30, 2024, we had 5 full-time employees, all except our CEO, were employed at our executive office in Vancouver, BC.  We have entered into executive employment agreements with the CEO and CFO (each as defined herein).

Information About Our Executive Officers

As of November 30, 2024, we had two executive officers, namely Tony Giardini and Elaine Sanders. The following information is presented as of November 30, 2024.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Tony Giardini Rome, Italy Director, President and Chief Executive Officer	65	June 1, 2020(1)	Chief Executive Officer of Trilogy (2020 – present); President of Ivanhoe Mines Ltd. (May 2019 – March 2020); Chief Financial Officer of Kinross Gold Corporation (December 2012 - April 2019)
Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	55	January 30, 2012(2)	Vice President and Chief Financial Officer of Trilogy (2012 – present); Corporate Secretary of Trilogy (2011 – present)

(1)	Mr. Giardini was appointed President and Chief Executive Officer on June 1, 2020.
(2)	Ms. Sanders was appointed Chief Financial Officer on January 30, 2012. She became a full-time employee of the Company on November 13, 2012.

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

We have limited financial resources. We currently generate no mining operating revenue and must primarily finance exploration activity and the development of mineral projects by other means. Once our share of the funding originally contributed by South32 to Ambler Metals (part of which was returned to us in 2024) has been expended, our ability to continue exploration, development and production activities, if any, will depend on our ability to obtain additional external financing. Any unexpected costs, problems or delays could severely impact our ability to continue exploration and development activities. The failure to meet ongoing obligations on a timely basis could result in a loss or a substantial dilution of our interests in projects.

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

We may be a “passive foreign investment company” in future periods, which may have adverse U.S. federal income tax consequences for U.S. Holders.

U.S. Holders (as defined below under “Certain U.S. Federal Income Tax Considerations – U.S. Holders”) should be aware that we believe we were not a passive foreign investment company (“PFIC”) for the tax years ending November 30, 2020 and 2021, but we believe we were a PFIC for the tax years ending November 30, 2018, 2019, 2022, 2023 and 2024 and may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. Holder’s holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the U.S. Holder makes a timely and effective “QEF Election” or a “Mark-to-Market Election” (each as defined below under “Certain U.S. Federal Income Tax Considerations – Default PFIC Rules under Section 1291 of the Code”). In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds realized on the disposition, or the amount of excess distribution received, by the U.S. Holder.  A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders.  A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein.  This paragraph is qualified in its entirety by the discussion below the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

Proposed legislation in the U.S. Congress, including changes in U.S. tax law may adversely impact the Company and the value of Common Shares.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY

The Company has processes, policies and procedures for identifying, assessing, managing, and responding to cybersecurity threats and incidents.  These are integrated into our overall risk management systems, as overseen by our Board and delegated to the Audit Committee.  Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

The Company uses a multi-layered, multi-vendor cybersecurity protection structure that focuses on user security and system and infrastructure security to mitigate cybersecurity threats such as unauthorized access, cybersecurity attacks and other security incidents. These and other potential security threats may damage or disrupt our hardware and software systems, lead to a loss of data or to the misappropriation of confidential information. To mitigate these risks, we have implemented technology solutions that are designed to recognize anomalous activity and behavior including, but not limited to: the use of antivirus software, restrictions on installing applications directly to users’ machines, the deployment of internet browsing filters, remote access using a VPN client, multi-factor authentication, network firewalls and email protection.

Governance

Management is responsible for managing cybersecurity risks and bringing to the Board’s attention any material risks. Under the oversight of the Audit Committee, the Company’s Chief Financial Officer is primarily responsible for the assessment and management of cybersecurity risks and utilizes a third-party consultant to assist with managing these risks.

Item 2.     PROPERTIES

Trilogy’s principal business is the exploration and development of the Upper Kobuk Mineral Projects located in the Ambler Mining District in Northwest Alaska, United States. The Upper Kobuk Mineral Projects are held by Ambler Metals LLC (“Ambler Metals”), a limited liability company owned equally by Trilogy and South32 Limited, and is comprised of the (i) Arctic Project, a development stage property, which contains a high-grade polymetallic volcanogenic massive sulfide deposit; and (ii) Bornite Project, an exploration stage property, which contains a carbonate-hosted copper deposit.  Both projects are material to Trilogy and are described below under the headings “Arctic Project” and “Bornite Project”.

Except as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from the 2023 S-K 1300 report for the Arctic Project titled “Arctic Project S-K 1300 Technical Report Summary, Ambler Mining District, Alaska” dated November 30, 2022 prepared by Ausenco Engineering Canada Inc., Wood Canada Limited,  SRK Consulting (Canada) Inc. and Brown and Caldwell, each of whom are not affiliated with Trilogy  (“S-K 1300 Arctic Report”).

Except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from the 2025 S-K 1300 report for Bornite titled “S-K 1300 Technical Report Summary on the Initial Assessment of the Bornite Project, Northwest Alaska, USA” dated November 30, 2024 prepared by Wood Canada Limited, SRK Consulting (Canada) Inc., Ausenco Engineering Canada ULC. and International Metallurgical & Environmental and Core Geoscience LLC, which are each unaffiliated with Trilogy  (“S-K 1300 Bornite Report”).

Area of Interest
Arctic Project
Ambler State Mining Claims
Ambler
Ambler River
Bornite Project
NANA's Bornite & ANSCA Lands
Kobuk
Shungnak
Kobuk River
Kotzebue
UKMP
Fairbanks
Anchorage
Legend
NANA - Selected or Conveyed
State
Federal
Private - Other
Major Deposit
0 5 10 20 30
Kilometers
N

Mineral Resource Summary Table as of November 30, 2024

Project	Resource	Tonnage	Average Grade					Contained Metal Content
			Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Alaska	Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Arctic – 50% Attributable Interest	Inferred	2.25	1.92	0.70	2.93	0.43	35.6	94.5	34.5	144	31	2.5
Bornite – 50% Attributable Interest	Inferred	104.45	1.42					3,263.5

Notes:

1.	A Qualified Person and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2024 and reviewed the resources and material assumptions in the S-K 1300 Arctic Report and the S-K 1300 Bornite Report and confirmed that the resources and material assumptions remain current as of November 30, 2024.
2.	Mineral Resources were prepared in accordance with the standards and definitions of S-K 1300 and represent disclosure of Mineral Resources under S-K 1300 standards and definitions.
3.	The Mineral Resource estimate is reported exclusive of Mineral Reserves. There are no Mineral Reserves estimated on the Bornite property.
4.	Trilogy Metals’ 50% attributable interest is stated in the table.
5.	Figures may not sum due to rounding.
6.	The mineral resources are reported in place (point of reference).

Arctic Notes:

7.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1,300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and general and administrative costs. The assumed average pit slope angle is 43º. The commodity pricing used a combination of two year trialing actual metal prices, and market research and bank analyst forward price projections, prepared in June 2020.
8.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell and a second pass of mineral resource tabulation was performed exterior to the constraining resource pit and interior to the constraining reserve pit which is included in the Mineral Resource tabulation.
9.	The cut-off grade is 0.5% copper equivalent: CuEq = (Cu% x 0.92) + (Zn% x 0.290) + (Pb% x 0.231) + (Au g/t x 0.398) + (Ag g/t x 0.005).

Bornite Notes:

10.	Mineral resources are constrained by: an open pit shell at a cut-off grade of 0.5% Cu, with an average pit slope of 43 degrees; and underground mining shapes assuming cut-and-fill mining method based on a 1.79% Cu grade shell for Ruby Zone and an optimized underground mineable stope shape assuming sublevel stoping mine method based on a break-even cut-off grade of 1.45% for South Reef. The cut-off grades assume a $4.60/lb Cu price, process recovery of 90.47%, process cost of $21.00/t processed, treatment, refining, sales cost of $0.78/lb Cu in concentrate, road use cost of $8.04/t processed, and 2% NSR royalty. For the open pit, costs include mining costs of $3.34/t mined and G&A cost of $4.30/t processed. For mining at South Reef, costs include mining costs of $65.00/t mined and G&A cost of $14.50/t processed. For mining at Ruby Zone, costs include mining costs of $90.00/t mined and G&A cost of $14.50/t processed. The long-term metal price forecast used a combination of information derived from 22 financial institutions, from pricing used in technical reports filed with Canadian regulatory authorities over the previous 12-month period from the effective date of the mineral resource estimate, from pricing reported by major mining companies in public filings such as annual reports, historical average pricing.

Mineral Reserve Estimate as of November 30, 2024 for the Arctic Project, Alaska USA

Classification	Tonnage	Average Grade
	Mt	Cu (%)	Pb (%)	Zn (%)	Au (g/t)	Ag (g/t)
Probable Mineral Reserves – 50% Attributable Interest	23.35	2.11	0.56	2.90	0.42	31.8

Notes:

1.	A Qualified Person and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2024 and reviewed the reserves and the material assumptions in the S-K 1300 Arctic Report and confirmed that the reserves and material assumptions remain current as of November 30, 2024.
2.	Mineral Reserves were estimated assuming open pit mining methods and include a combination of internal and contact dilution. Total dilution is expected to be between 30% and 40%. Pit slopes vary by sector and range from 26° to 56°. A marginal NSR cut-off of $38.8 /t is used.
3.	Mineral Reserves are based on prices of $3.46/lb Cu, $0.91/lb Pb, $1.12/lb Zn, $1,615/oz Au, and $21.17/oz Ag. The long-term metal price forecast used a combination of information derived from 22 financial institutions, from pricing used in technical reports filed with Canadian regulatory authorities over the previous 12-month period prior to the publication of the S-K 1300 Arctic report, from pricing reported by major mining companies in public filings such as annual reports in the previous 12-month period prior to the publication of the S-K 1300 Arctic report, spot pricing, and three-year trailing average pricing.
4.	Variable process recoveries averaging 92% Cu in Cu concentrate, 62% Pb in Pb concentrate, 88% Zn in Zn concentrate, 47% Au in Cu concentrate, 33% Ag in Cu concentrate, 26% Au in Pb concentrate and 49% Ag in Pb concentrate.
5.	Mineral Reserves are based on mining cost of $2.52/t incremented at $0.02/t/5m and $0.012/t/5m below and above 790 m elevation, respectively.
6.	Costs applied to processed material following: process operating cost of $18.31/t, G&A of $5.83/t, sustaining capital cost of $2.37/t, closure cost of $4.27/t, road toll cost of $8.04/t.
7.	Strip ratio (waste:ore) is 7.3:1.
8.	Selling terms following: payables of 96.5% of Cu, 95% of Pb and 85% of Zn, treatment costs of $80/t Cu concentrate, $160/t Pb concentrate and $215/t Zn concentrate; refining costs of $0.08/lb Cu in Cu concentrate, and$10/oz Au, $1.25/oz Ag in Pb concentrate; and transport cost $270.98/t concentrate.
9.	Fixed royalty percentage of 1% NSR.
10.	Trilogy Metals’ 50% attributable interest is stated in the table.
11.	The point of reference for the Mineral Reserves is defined at the point where the ore is delivered to the processing plant.
12.	The metal prices and costs were fixed over the 13-year mine life.

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

The Company’s book value of its investment in Ambler Metals is $107.5 million as of November 30, 2024.

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

Except as otherwise stated, the scientific and technical information relating to the Arctic Project contained in this Form 10-K is derived from the (i) 2023 S-K 1300 report for the Arctic Project titled “Arctic Project S-K 1300 Technical Report Summary, Ambler Mining District, Alaska” dated November 30, 2022 prepared by Ausenco Engineering Canada Inc., Wood Canada Limited,  SRK Consulting (Canada) Inc. and Brown and Caldwell, each of whom are not affiliated with Trilogy  (“S-K 1300 Arctic Report”) and the (ii) 2023 Arctic Report titled “Arctic Project NI 43-101 Technical Report on Feasibility Study, Ambler Mining District, Alaska” with an effective date of January 20, 2023, prepared by Ausenco Engineering Canada Inc., Wood Canada Limited, SRK Consulting (Canada) Inc. and Brown and Caldwell (“NI 43-101 Arctic Report”).  The information regarding the Arctic Project is based on assumptions, qualifications and procedures which are not fully described herein.  Reference should be made to the full text of the S-K 1300 Arctic Report and the NI 43-101 Arctic Report which has been filed, as applicable, with the relevant US and Canadian securities regulatory authorities.  The NI 43-101 Arctic Report is available for review on SEDAR+ at www.sedarplus.ca and the S-K 1300 Arctic Report is available for review on EDGAR at www.sec.gov.

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

Table 1 - Summary of Overall Exploration Activities Targeting VMS Style Mineralization in the Ambler Sequence Stratigraphy and the Arctic Deposit

Work Completed	Year	Details	Focus
Geological Mapping
-	2004	-	Arctic deposit surface geology
-	2005	-	Ambler Sequence west of the Arctic deposit
-	2006	-	COU, Dead Creek, Sunshine, Red
-	2015, 2016	SRK	Geotechnical Structural Mapping

Work Completed	Year	Details	Focus
-	2016	-	Arctic deposit surface geology
-	2021	-	Snow, Ambler, Nani, DH, Cliff, Sunshine, Dead Creek, BT, 98-9/Pipe, COU, SE Arctic, Nora
-	2022	-	Snow, Ambler, Nani, DH, Bud, Sunshine, Dead Creek, BT, 98-9/Pipe, COU, East Arctic, Nora, South Cliff, SK, Cynbad, Z, Tom Tom, Kogo/White Creek
Geophysical Surveys
SWIR Spectrometry	2004	2004 drill holes	Alteration characterization
TDEM	2005	2 loops	Follow-up of Kennecott DIGHEM EM survey
	2006	13 loops	District targets
	2007	6 loops	Arctic extensions
Downhole EM	2007	4 drill holes	Arctic deposit
VTEM Plus (Versatile Time Domain Electromagnetic) airborne helicopter geophysical	2019	400m line spacing with 200m infill with tie lines 4000m spacing	Ambler Mining District and Cosmos Hills with infill over Arctic, Sunshine and Horse-Cliff
ZTEM (Z-Axis Tipper Electromagnetic) airborne helicopter geophysical	2019	400m line spacing with tie lines 4000m spacing	Ambler Mining District and Cosmos Hills with infill over Arctic, Sunshine and Horse-Cliff
Geochemistry
-	2005	-	Stream silts – core area prospects
-	2006	-	Soils – core area prospects
-		-	Stream silts – core area prospects
-	2007	-	Soils – Arctic deposit area
-	2021	-	Soils - VTEM 26-29, JA Creek, West Dead Creek, Dead Creek
-	2022	-	Soils - Sub Arctic Valley, South Cliff, VTEM 26-29, VTEM-41, VTEM-23 , East and West Sunshine, Tom Tom, Kogo/White Creek, SK, Cynbad, East Arctic, West Dead Creek, Dead

Work Completed	Year	Details	Focus
			Creek, 98-9/Pipe, Z, Nora, Ambler, Nani
-			Streams silts - Core area prospects
Survey
Collar	2004 to 2011, 2018, 2019, 2021, 2022	DGPS	All 2004 to 2019 NovaCopper drill holes
	2004, 2008	Resurveys	Historical Kennecott drill holes
Photography/Topography	2010	-	Photography/topography
LiDAR Survey	2015, 2016	-	LiDAR over Arctic Deposit
Technical Studies
Geotechnical	2010	BGC	Preliminary geotechnical and hazards
ML/ARD	2011	SRK	Preliminary ML and ARD
Metallurgy	2012	SGS	Preliminary mineralogy and metallurgy
Geotechnical and Hydrology	2012	BGC	Preliminary rock mechanics and hydrology
Geotechnical and Hydrology	2015, 2016, 2018, 2019, 2021, 2022	SRK	Arctic PFS and FS slope design
ML/ARD	2015, 2016, 2017, 2018, 2019	SRK	Static kinetic tests and ABA update - ongoing
Metallurgy	2015, 2016, 2017, 2018, 2019, 2021	SGS, ALS	Cu-Pb Separation Testwork; Flotation and Variability Testwork; SAG Mill Comminution (SMC) Testwork, filtration Testwork, thickener Testwork, and tailings settling testing
Project Evaluation
Resource Estimation	2008	SRK	Resource estimation
PEA	2011	SRK	PEA - Underground
	2012	Tetra Tech	PEA – Open Pit
PFS	2018	Ausenco	Pre-Feasibility Study
FS	2020	Ausenco	Feasibility Study

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

Testwork can be broken into four key time periods:

1.	Historical testwork completed prior to 2012, primarily by Kennecott Research Centre in Utah, and Lakefield Research Ltd., Lakefield, Ontario;
2.	Preliminary Trilogy testwork conducted at SGS Mineral Services, Burnaby (“SGS Burnaby”), in 2012 to 2015;
3.	Detailed Trilogy testwork conducted at ALS Metallurgy in Kamloops, BC (“ALS Metallurgy”) in 2015 to 2019; and
4.	Amber Metals testwork conducted at ALS Metallurgy and SGS Mineral Services in 2021 to 2022.

In 2012, SGS Burnaby conducted a metallurgical test program to further study metallurgical responses of the samples produced from Zones 1, 2, 3, and 5 of the Arctic deposit. The flotation test procedures used talc pre-flotation, conventional copper-lead bulk flotation and zinc flotation, followed by copper and lead separation. In general, the 2012-2015 test results indicated that the samples responded well to the flowsheet tested. The average results of the locked cycle tests (without copper and lead separation) were as follows:

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

Grindability testing was completed during both the SGS Burnaby and ALS Metallurgy testwork programs to support the design and economics of efficient grinding of the Arctic materials. SAG mill test results included a single JKTech drop-weight test and 19 SAG media competency tests using variability samples. Test results show the material is amenable to SAG milling and is relatively soft, with a reported breakage (axb) average value of 189.7. Bond ball mill work index (BWi) tests were completed on 44 samples and values ranged from 5.4 to 13.1 kWh/t with an average BWi of 8.82 kWh/t. Abrasion index (Ai) tests were completed on five samples and values fluctuated from 0.017 to 0.072 g for the measured samples. The data indicate that the samples are neither resistant nor abrasive to ball mill grinding. The materials are considered to be soft or very soft in terms of grinding requirements. The grinding testwork was used to support detailed grinding circuit design.

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

Mineral Resource and Mineral Reserve Estimates

Mineral Resource Estimate

Mineral Resources were first disclosed under S-K 1300 standards for the fiscal year ended November 30, 2022 and definitions in a filing with the United States Securities and Exchange Commission (SEC). A description of the key assumptions, parameters, and methods used in the mineral resource estimate are included in Chapter 11 of the S-K 1300 Arctic Report . A brief discussion of the material assumptions and criteria used in the mineral resource estimation are as follows:  Mineral resource estimates are performed from a 3D block model based on geostatistical applications using LeapFrog software. The block model has a parent block size measuring 10 x 10 x 5 m with a sub-block size measuring 2 x 2 x1 m and uses data derived from 171 drill holes within the Arctic deposit. The resource estimate was generated using drill hole sample assay results and the interpretation of a geological model which relates to the spatial distribution of copper, lead, zinc, gold and silver. Interpolation characteristics were defined based on the geology, drill hole spacing, and geostatistical analysis of the data. The effects of potentially anomalous high-grade sample data, composited to 2 m intervals, are controlled by capping each mineralization zone. The grade models have been validated using a combination of visual and statistical methods. The resources were classified according to their proximity to the sample data locations and are reported using the standards and definitions in S-K 1300 in the S-K 1300 Arctic Report. The tonnes, grade, and classification are the same under the two standards of S-K 1300 and CIM Definition Standards for Mineral Resources and Mineral Reserves (May 2014) for those estimates reported in this document. Model blocks estimated by three or more drill holes spaced at a maximum distance of 100 m are included in the Indicated category. Inferred blocks are within a maximum distance of 150 m from a drill hole.

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

Trilogy’s attributable interest in the Mineral Resource estimate exclusive of Mineral Reserves is stated in Table 7a. The Mineral Resource estimate inclusive of Mineral Reserves is stated in Table 7b . All Indicated Mineral Resources have been converted to Mineral Reserves. Mineral Resources are reported in place (point of reference).  The table below shows Mineral Resources on a 100% basis as well as Trilogy’s attributable interest of 50% of the tonnes and metal content.

Table 7a – S-K 1300 Mineral Resource Summary Table, Exclusive of Mineral Reserves

Resource	Tonnage	Average Grade					Contained Metal Content
		Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Inferred -100%	4.5	1.92	0.70	2.93	0.43	35.6	189	69	288	62	5
Inferred – 50% Attributable Interest	2.25	1.92	0.70	2.93	0.43	35.6	94.5	34.5	144	31	2.5

Notes:

1.	A Qualified Person and an employee of the Company, has approved the mineral resources included in this Annual Report on Form 10-K as of November 30, 2024 and reviewed the resources and material assumptions in the S-K 1300 Arctic Report and confirmed that the resources and material assumptions remain current as of November 30, 2024.
2.	Mineral Resources were prepared in accordance with the standards and definitions of S-K 1300.
3.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1,300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and general and administrative costs. The assumed average pit slope angle is 43º. The commodity pricing used a combination of two year trailing actual metal prices, and market research and bank analyst forward price projections, prepared in June 2020.
4.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell and a second pass of mineral resource tabulation was performed exterior to the constraining resource pit and interior to the constraining reserve pit which is included in the Mineral Resource tabulation.
5.	The cut-off grade is 0.5% copper equivalent: CuEq = (Cu% x 0.92) + (Zn% x 0.290) + (Pb% x 0.231) + (Au g/t x 0.398) + (Ag g/t x 0.005).
6.	The Mineral Resource estimate is reported exclusive of those Mineral Resources that were converted to Mineral Reserves.
7.	Figures may not sum due to rounding.

Table 7b – NI 43-101 Mineral Resource Summary Table, Inclusive of Mineral Reserves

Resource	Tonnage	Average Grade					Contained Metal Content
		Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Confidence Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Indicated	35.7	2.98	0.79	4.09	0.59	45.2	2,347	621	3,216	675	52
Inferred	4.5	1.92	0.70	2.93	0.43	35.6	189	69	288	62	5

Notes:

1.	Mineral Resources are current as of November 30, 2022 and were verified by a Wood QP.
2.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and G&A. The assumed average pit slope angle is 43°.
3.	The cut-off grade is 0.5% copper equivalent. CuEq = (Cu%x0.92) + (Zn%x0.290) + (Pb%x0.231) + (Au g/tx0.398) + (Ag g/tx0.005).
4.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell. Approximately 568kt of 1.72% Cu, 0.77% Pb, 0.23 g/t Au and 21.3 g/t Ag in the Indicated category, and approximately 319 kt of 2.01% Cu, 0.87% Pb, 2.53% Zn, 0.50 g/t Au and 37.5 g/t Ag in the Inferred category were added to the Mineral Resource tabulation.
5.	The Mineral Resource estimate is reported inclusive of those Mineral Resources that were converted to Mineral Reserves.
6.	Trilogy Metals’ attributable interest is 50% of the amounts in the table.
7.	Figures may not sum due to rounding.

Factors that may affect the mineral resource estimate are listed below:

●	Uncertainties in sampling and drilling methods, data processing and handling.
●	Metal price assumptions.
●	Uncertainties in the cost assumptions used to determine the cut-off grade.
●	Uncertainties in the geological and mineralization shapes, and geological and grade continuity assumptions.

●	Uncertainties in the historically predicted (estimated) SG values determined by Random Forest Regressor.
●	Uncertainties in the geotechnical, mining, and metallurgical recovery assumptions.
●	Uncertainties represented by historical assay values for payable metals.
●	Uncertainties in the resource estimation parameters including parameters such as capping values, search ellipsoids, variogram models, number of composites.
●	Changes in the Mineral Resource Classification criteria.
●	Uncertainties to the input and design parameter assumptions that pertain to the conceptual pit constraining the estimates.
●	Uncertainties in the assumptions made to the concentrate marketability, payability and penalty terms.
●	Uncertainties in the assumptions regarding the continued ability to access the site, retain mineral and obtain surface rights titles, obtain environment and other regulatory permits, and maintain the social license to operate.

Mineral Reserve Estimates

Mineral Reserves were first disclosed under S-K 1300 standards for the fiscal year ended November 30, 2022 in a filing with the SEC. A description of the key assumptions, parameters, and methods used in the mineral reserve estimate are included in Chapter 12 of the S-K 1300 Arctic Report . A brief discussion of the material assumptions and criteria used in the mineral reserve estimation are as follows: Mineral Reserves were classified in accordance with the standards and definitions of S-K 1300 in the S-K 1300 Arctic Report.  There are no differences in the resulting tonnes, grade, or classification between the two reporting standards of S-K 1300 and CIM Definition Standards for Mineral Resources and Mineral Reserves (May 2014) for those estimates reported in this document. Modifying factors were applied to the Indicated Mineral Resources to convert them to Probable Mineral Reserves. All of the Indicated Mineral Resources were converted to Probable Mineral Reserves. The point of reference for reporting the Mineral Reserves is at delivery to the mill, as such, the Mineral Reserves for the Arctic deposit incorporate appropriate mining dilution and mining recovery estimations.

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

Note: IRA = inter ramp angle

The Mineral Reserves statement is shown in Table 9. The table below shows Mineral Resources on a 100% basis as well as Trilogy’s attributable interest of 50% of the tonnes and metal content.

Table 9 – Mineral Reserve Estimate

Confidence Category	Tonnage	Average Grades
	Mt	Cu (%)	Pb (%)	Zn (%)	Au (g/t)	Ag (g/t)
Probable Mineral Reserves – 100%	46.7	2.11	0.56	2.90	0.42	31.8
Probable Mineral Reserves – 50% Attributable Interest	23.35	2.11	0.56	2.90	0.42	31.8

Notes:

1.	A Qualified Person and an employee of the Company, has reviewed the reserves and material assumptions in the S-K 1300 Arctic Report and confirmed that the reserves and the material assumptions remain current as of November 30, 2024.
2.	Mineral Reserves were estimated assuming open pit mining methods and include a combination of internal and contact dilution. Total dilution is expected to be between 30% and 40%. Pit slopes vary by sector and range from 26° to 56°. A marginal NSR cut-off of $38.8/t is used.
3.	Mineral Reserves are based on prices of $3.46/lb Cu, $0.91/lb Pb, $1.12/lb Zn, $1,615/oz Au, and $21.17/oz Ag. The long-term metal price forecast used a combination of information derived from 22 financial institutions, from pricing used in technical reports filed with Canadian regulatory authorities over the previous 12-month period prior to the publication of the S-K 1300 Arctic report, from pricing reported by major mining companies in public filings such as annual reports in the previous 12-month period prior to the publication of the S-K 1300 Arctic report, spot pricing, and three-year trailing average pricing.
4.	Variable process recoveries averaging 92.2% Cu in Cu concentrate, 62.2% Pb in Pb concentrate, 87.6% Zn in Zn concentrate, 16.0% Pb in Cu concentrate, 1.9% Zn in Cu concentrate, 47.2% Au in Cu concentrate, 32.7% Ag in Cu concentrate, 0.8% Cu in Pb concentrate, 1.3% Zn in Pb concentrate, 26.1% Au in Pb concentrate, 48.7% Ag in Pb concentrate, 2.1% Cu in Zn concentrate, 4.5% Pb in Zn concentrate, 3.3% Au in Zn concentrate, 5.8% Ag in Zn concentrate.
5.	Mineral Reserves are based on mining cost of $2.52/t incremented at $0.02/t/5m and $0.012/t/5m below and above 790 m elevation, respectively.

6.	Costs applied to processed material following: process operating cost of $18.31/t, G&A of $5.83/t, sustaining capital cost of $2.37/t, closure cost of $4.27/t, road toll cost of $8.04/t.
7.	Strip ratio (waste:ore) is 7.3:1.
8.	Selling terms following: payables of 96.5% of Cu, 95% of Pb and 85% of Zn, treatment costs of $80/t Cu concentrate, $160/t Pb concentrate and $215/t Zn concentrate; refining costs of $0.08/lb Cu in Cu concentrate, and$10/oz Au, $1.25/oz Ag in Pb concentrate; and transport cost $270.98/t concentrate. All selling terms are as of November 2022 and transport cost is as of July 2020.
9.	Fixed royalty percentage of 1% NSR.

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

The early design interfaces for the Arctic Project will include at least:

●	Mine development
●	Waste Rock placement and Tailings Dam
●	Arctic Project water management and treatment
●	Arctic Access Road design and construction, in particular the pioneer road necessary to allow earliest possible access to the Mine pre-assembly construction site
●	Bornite, Construction and Permanent Camps

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

Mineral Reserve and Resource Estimate Comparison Between November 30, 2024 and 2023

Mineral Reserves Comparison for Arctic

There were no changes to the mineral reserve estimates for the Arctic project from November 30, 2023 to November 30, 2024.

Mineral Resources Comparison for Arctic

There were no changes to the mineral resource estimates for the Arctic project from November 30, 2023 to November 30, 2024.

Bornite Project

The Company is subject to and required to disclose mineral resources and mineral reserves in accordance with S-K 1300. While the S-K 1300 rules are similar to NI 43-101 rules in Canada, they are not identical and therefore two reports have been produced for the Bornite Project. The information in Item 2, Properties, contains pertinent information required under both NI 43-101 and S-K 1300.

Except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from the (i) 2025 S-K 1300 report for Bornite titled “S-K 1300 Technical Report Summary on the Initial Assessment of the Bornite Project, Northwest Alaska, USA” dated November 30, 2024 prepared by Wood Canada Limited, SRK Consulting (Canada) Inc., Ausenco Engineering Canada ULC. and International Metallurgical & Environmental and Core Geoscience LLC, which are each unaffiliated with Trilogy  (“S-K 1300 Bornite Report” or the “Bornite Study”) and the (ii) technical report titled “NI 43-101 Technical Report on the Preliminary Economic Assessment of the Bornite Project, Northwest Alaska, USA”with an effective date of January 15, 2025, prepared by Wood Canada Limited, SRK Consulting (Canada) Inc., Ausenco Engineering Canada ULC. and International Metallurgical & Environmental and Core Geoscience LLC, which are each unaffiliated with Trilogy (the “NI 43-101 Bornite Report”). The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the S-K 1300 Bornite Report and the NI 43-101 Bornite Report which has been filed, as applicable, with certain Canadian securities regulatory authorities pursuant to NI 43-101.  The NI 43-101 Bornite Report is available for review on SEDAR+ at www.sedarplus.ca and the S-K 1300 Bornite Report is available for review on EDGAR at www.sec.gov.

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

Primary access to the Bornite Project is by air, using both fixed wing aircraft and helicopters. There are four well maintained, approximately 1,500 m-long gravel airstrips located near the property, capable of accommodating charter fixed wing aircraft. These airstrips are located 40 km west at Ambler, 23 km southwest at Shungnak, 19 km south at Kobuk, and 15 km south at Dahl Creek. There is daily commercial air service from Kotzebue to the village of Kobuk, the closest community to the property.  There are also flights between Fairbanks and some of the local villages.  During the summer months, the Dahl Creek airstrip is suitable for larger aircraft, such as C-130 and DC-6.

There is also a 700 m airstrip located at the Bornite camp. The airstrip at Bornite is suited to smaller aircraft, which support the Bornite camp with personnel and supplies.

A two-lane, two-wheel drive gravel road links the Bornite camp to the 1,525 m Dahl Creek airstrip and village of Kobuk.

On February 11, 2020, Trilogy Metals transferred the UKMP, including the Bornite property, to a 50/50 joint venture named Ambler Metals. With NANA’s approval, Trilogy Metals also contributed, along with the UKMP, its rights under the NANA Agreement to Ambler Metals while its joint venture partner, South32, contributed $145 million.

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

The NANA Agreement made in October 2011 includes the promotion of education opportunities for shareholders in the region.  Ambler Metals have been periodically meeting with neighbouring communities providing updates on project plans and participate in a subsistence advisory committee with representatives from NANA Region villages and NANA.

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

Germanium is also seen to be associated with copper mineralization. In 2011, 50 mostly continuous core samples selected from four drill holes were found to have germanium values ranging from <1 to 83 ppm and averaging 10.7 ppm using sample preparation methods specifically for germanium (compared to a maximum value of 1.15 ppm using a standard analytical method). More recently, values ranging from <1 to 125 ppm and averaging 10.5 ppm were measured in 84 core samples taken from five drill holes from South Reef as part of a Master of Science thesis on the distribution of germanium at South Reef by Alex Jones at the Colorado School of Mines. The average grades obtained from a few samples does not represent the overall germanium grade within the deposit. Further interest in germanium would require additional sampling and metallurgical test work to understand its economic potential.

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

2019 Trilogy

In 2019, Trilogy Metals contracted Geotech Ltd. (“Geotech”) of Aurora, Ontario to complete VTEM Plus (versatile time domain electromagnetic) and ZTEM (z-axis tipper electromagnetic) airborne helicopter geophysical surveys over the Cosmos Hills and the Ambler VMS belt. Magnetics were measured using a cesium vapour sensor, while radiometrics was not collected due to snow cover.

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

Ambler Metals (2022)

During the 2022 field season, structural mapping around Pardner Hill and Aurora Mountain carried out in 2021 was extended to the south to Cosmos Mountain and to the east to Inerevuk Mountain. In addition, two of seven planned holes were drilled, hole RC22-0268 at Bornite West to follow up the mineralized interval encountered during the 2021 drilling, and the other at Pardner Hill, hole PH22-0180 to test the down-dip potential of the historical Pardner Hill resource to the south.  Both holes intersected copper mineralization but intersections were narrower and lower grade compared to nearby holes.

Ambler Metals (2023)

During 2023, exploration work was limited to a detailed study of the geochemistry results of soil samples collected in the Cosmos Hills and Ambler Lowlands during the 2021 and 2022 field seasons.

Ambler Metals (2024)

During 2024, exploration work was limited to organizing geospatial data for the Bornite Property, including a new GIS directory structure and digitization of geological maps and structural field data.

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

Copper and cobalt data were derived using a 48-element suite assayed by inductively coupled plasma-mass spectrometry (“ICP-MS”) and atomic emission spectroscopy (“ICP-AES”) methodologies, following a four-acid digestion. The lower detection limits for copper and cobalt are 0.2ppm and 0.1 ppm, respectively. The upper limits were 10,000ppm. Over limit (>1.0%) copper and cobalt analyses were completed by atomic absorption (“AA”), following a four-acid digestion. In 2011 and 2012, gold assays were determined using fire analysis followed by an atomic absorption spectroscopy (“AAS”) finish. Gold was not analyzed in 2013 or 2014. The lower detection limit was 0.005 ppm Au; the upper limit was 10 ppm Au.

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

Wood’s geology and resource QP visited the Bornite property from August 29 to September 8, 2022.  During the visit, he reviewed drill core, measured drill collars with a handheld GPS unit, visited the historical trench area and viewed the deposit area by helicopter. Wood’s geology and resource QP also measured five surface drill collars with a handheld GPS unit. Out of five drill collars, one drill collar was off more than 40 m when compared to the collar database. After further investigation, Ambler Metals identified seven drill collars in the database with planned coordinates, rather than the surveyed coordinates. The QP has reviewed the metallurgical testwork reports, the analytical procedures, qualification of the laboratory, and presentation of the test results and considers all to have followed industry accepted practice.

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

Mineral Processing and Metallurgical Testing

In 1961, Kennecott collected 32 coarse reject samples from five drill holes intersecting the Bornite deposit (RC-34, RC-54, RC-60, RC-61, and RC-65) to support preliminary metallurgical test work conducted at KRC.  Samples targeted high-grade (>10%) copper mineralization from the Ruby Zone Upper Reef (“No. 1 Ore Body”) (BCMC, 1961). Locked-cycle laboratory test work suggested that 97.64% of the copper was recoverable in a concentrate assaying 43.90% Cu.  Fine-grinding to 5% passing +200-mesh was required to obtain the liberation of copper minerals from pyrite necessary for such a high recovery.  Mineralogical test work on the composite sample showed high-grade mineralization of the Ruby Zone Upper Reef is dominated by bornite with subordinate chalcocite and chalcopyrite.

A total of four metallurgical test work programs have been conducted on materials from the Bornite Property under the supervision of Trilogy Metals.

In 2012, Trilogy Metals contracted ALS Metallurgy to conduct preliminary sample characterization and flotation test work on mineralized samples collected from the South Reef area.  To the extent known, the samples are representative of the styles and types of mineralization present in the South Reef area. The program at ALS Metallurgy was based on traditional grinding and flotation test work aimed at producing saleable copper concentrates. The test work continued into 2013.

In 2017, Trilogy Metals contracted SGS to conduct detailed metallurgical test work on a series of samples that represent the lower grade mineralization within the constraining pit shell. This work followed the preliminary flowsheet and process options outlined in the 2012/2013 test work.  This test work continued into 2018.

Additional metallurgical testing was conducted by ALS Metallurgy in 2018/2019 and again in 2020/2021 which followed on from the process development of the earlier test work.

Metallurgical test work to date indicates that the Bornite mineralization can be treated using standard grinding and flotation methods to produce clean copper concentrates with good results being obtained.

The copper concentrate that would be produced is considered in general terms a clean concentrate, and it is unlikely that penalties would be imposed as no significant amounts of deleterious elements are contained in the concentrate.

Mineral Resource Estimates

The mineral resources were  prepared in accordance with the standards and definitions of S-K 1300.   The QP considers the sample preparation, security and analytical procedures adequate to support an Inferred mineral resource.

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

At this stage of project evaluation, copper is the only economic contributor at Bornite. There is potential for reasonable prospects of eventual economic extraction for cobalt with additional drill information and metallurgical test work to establish the appropriate process options available to produce marketable pyrite-cobalt concentrate. Currently there is insufficient information to identify reasonable process method for economic recovery of cobalt or a market for the pyrite-cobalt concentrate. The Bornite deposit comprises several zones of relatively continuous moderate- to high-grade copper mineralization that extends from surface to depths of more than 800 m below surface. The deposit is amenable to either open pit or underground mining methods. Underground mining assumes a combination of the sub-level stoping method for South Reef and cut-and-fill method for Ruby Zone with assumed mining cost $65.00/t and $90.00/t mined, respectively. Using these parameters an open pit marginal cut-off grade of 0.5% Cu and an underground break-even cut-off grade of 1.45% Cu for South Reef and 1.79% Cu for Ruby Zone were determined.

The underground mining shape for Ruby Zone is based on a 1.79% Cu grade shell while the underground mining shape for South Reef utilizes a mineable stope optimizer based on 1.45% Cu.

Underground development material not included within the mineable stope shape that is mined to gain access to the stopes and is above a marginal cut-off grade of 0.7% Cu can be selectively handled and stored in a low-grade stockpile to be processed at the end of the mine life. This material is included in the mineral resource estimate as a separate line item.

The Wood QP considers industry consensus on a long-term price forecast on production schedules and cash flows of $4.20/lb Cu is reasonable over the life of the expected mine plan. It is in accordance with industry-accepted practice to use higher metal prices for the mineral resource estimates than the consensus price used for production schedules and cash flows.  The copper price forecast of $4.20/lb was increased by approximately 10% to provide the mineral resource estimate copper price assumption of $4.60/lb. This ensures that the mineral resources in the S-K 1300 Bornite Report production schedule are a subset of the total mineral resources.  The operating costs accuracy is ±50% with a contingency of less than 25%.

Mineral Resources are classified in accordance with S-K 1300.

The Wood QP reviewed and performed validation checks on the mineral resource model and based on the results prepared a revised mineral resource statement that is summarized in Table 1.  The mineral resource estimates are based on a combination of open pit and underground mining methods and a copper price of $4.60/lb.  Mineral resources amenable to open pit methods are constrained within a pit shell above a marginal cut-off grade of 0.5% Cu and those amenable by underground methods are constrained within a grade shell defined by breakeven cut-off grades of 1.45% Cu for South Reef and of 1.79% Cu for Ruby Zone.  A portion of the in-pit mineral resource is well above the 1.79% Cu cut-off and would be amenable to underground mining methods providing flexibility on how to develop the deposit (Table 2).

Table 1 – Bornite Mineral Resources Statement as at November 30, 2024

Class	Type/Area	Cut-off (Cu %)	Tonnes (Mt)	Average Grade Cu (%)	Contained Metal Cu (Mlb)
Inferred	In-Pit	0.50	170.4	1.15	4,303
	Outside-Pit South Reef	1.45	27.5	2.78	1,687
	Outside-Pit Ruby Zone	1.79	10.4	2.28	521
	Underground Development	0.70	0.7	0.98	16
Total Inferred – 100%			208.9	1.42	6,527
Total Inferred – 50% Attributable Interest			104.45	1.42	3,263.5

Notes:

1.	Wood is the third-party firm responsible for preparing the mineral resource estimate.
2.	Mineral resources are prepared in accordance with S-K 1300 definitions. Mineral resources are exclusive of mineral reserves. There have been no mineral reserves estimated on the Bornite Property.
3.	The assessment is preliminary in nature, it includes Inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that this economic assessment will be realized.
4.	Mineral resources are reported in place (point of reference).
5.	Mineral resources are constrained by: an open pit shell at a cut-off grade of 0.50% Cu, with an average pit slope of 43 degrees; and underground mining shapes assuming cut-and-fill mining method based on a 1.79% Cu grade shell for Ruby Zone and an optimized underground mineable stope shape assuming sublevel stoping mine method based on a break-even cut-off grade of 1.45% for South Reef. The cut-off grades assume a $4.60/lb Cu price over the expected 17-year LOM, process recovery of 90.47%, process cost of $21.00/t processed, treatment, refining, sales cost of $0.78/lb Cu in concentrate, road use cost of $8.04/t processed, and 2% NSR royalty. For the open pit, costs include mining costs of $3.34/t mined and G&A cost of $4.30/t processed. For mining at South Reef, costs include mining costs of $65.00/t mined and G&A cost of $14.50/t processed. For mining at Ruby Zone, costs include mining costs of $90.00/t mined and G&A cost of $14.50/t processed. The long-term metal price forecast used a combination of information derived from 22 financial institutions, from pricing used in technical reports filed with Canadian regulatory authorities over the previous 12-month period from the effective date of the mineral resource estimate, from pricing reported by major mining companies in public filings such as annual reports, historical average pricing.
6.	Underground development material uses a marginal cut-off of 0.70% Cu where the mining costs are excluded.
7.	Figures may not sum due to rounding.
8.	The mineral resource estimates are shown on a 100% ownership basis, of which Trilogy Metals’ share is 50%.

Table 2 – Portions of South Reef Mineral Resource Amenable to Underground Mining

Class	Type/Area	Cut-off (Cu %)	Tonnes (Mt)	Average Grade (Cu %)	Contained Cu (Mlb)
Inferred	In-Pit South Reef[1]	1.45	14.2	2.80	876
	Outside-Pit South Reef[2]	1.45	27.5	2.78	1,687
Inferred	Total South Reef		41.7	2.79	2,563

Notes:

1.	The 1.45% Cu break-even cut-off assumes sublevel stoping mine method. The cut-off grades assume a $4.60/lb Cu price, process recovery of 90.47%, process cost of $21.00/t processed, mining costs of $65.00/t mined and G&A cost of $14.50/t processed, treatment, refining, sales cost of $0.78/lb Cu in concentrate, road use cost of $8.04/t processed, and 2% NSR royalty.
2.	Subset of the mineral resource using a higher cut-off to what was used in Table 1 and is not additive to the in-pit mineral resource reported in Table 1.
3.	Restatement of the mineral resources outside of the pit as reported in Table 1 and is not additive to Table 1.
4.	Trilogy’s attributable interest is 50% of the tonnage and contained metals.

Some of the in-pit mineral resources are of sufficiently high grade to allow mining by underground mining methods which allows flexibility on how they could eventually be extracted.

Additional to what are described elsewhere in the S-K 1300 Bornite Report that could affect the mineral resource estimate include:

●	Unrecognized complexity and other changes to the interpretation of the geological model and grade shell
●	Mineral resource estimation involves judgement and interpretations by a QP. Different QPs could come up with different results
●	Uncertainties regarding bias in the higher-grade copper
●	Unrecognized metallurgical variability
●	Uncertainties in the quantities of water underground that may need to be managed
●	Uncertainty in government approval for developing road access to site

Mining Operations

The Bornite mine consists of an underground operation to exploit the higher-grade South Reef.

The underground mine will focus on South Reef using sublevel stoping. Stope shape optimizations were run to generate production stopes using cut-off grades determined from preliminary cost modelling, stope optimization parameters and process recoveries. Throughput and cut-off grade were optimized resulting in 6,000 t/d and 1.6% Cu cut-off, respectively.

South Reef will be accessed from surface via twin declines, one for the material handling system and the second for mobile equipment and personnel access. It is expected that an exploration decline will have been developed prior to the start of underground development allowing access to the deposit quicker. The material handling system utilizes 63-tonne diesel trucks to haul development mineralized material and waste and a conveyor system to transport production mineralized material to the run-of-mine (“ROM”) pad on surface.

Underground development will require two years pre-production and a year of ramp up before reaching 6,000 t/d production. The Bornite life-of-mine (“LOM”) is 17 years.

A subset of the mineral resources within the LOM plan is summarized in Table 3.

Table 3 – Subset of the Bornite Mineral Resource Estimate within the Initial Assessment Mine Plan

Confidence Category	Tonnes (Mt)	Average Grade (Cu %)	Contained Cu (Mlb)
Inferred	36.9	2.61	2,125

Notes:

1.	Mineral resources within the mine plan were estimated using sublevel stoping underground mining method and includes variable dilution and a mining recovery of 95%.
2.	The assessment is preliminary in nature, it includes inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves and there is no certainty that this economic assessment will be realized.
3.	Input assumptions used to determine mineable stope shapes include a copper price of $4.20/lb, mine operating cost of $73.29/t, process operating cost of $19.84/t, G&A and surface costs of $9.64/t, haulage and road use costs of $28.78/t, closure and water treatment costs of $1.26/t, shipping, treatment, refining and selling costs of $0.78/lb Cu, process recovery of 90%, and NSR royalty of 2%.
4.	Production stope cut-off of 1.6% Cu and development cut-off 0.7% Cu.The production stope cut-off input assumptions include a copper price of $4.20/lb, mine operating cost of $44.08/t, process operating cost of $24.82/t, G&A and surface cost of $17.3/t, and sustaining costs of $8.52/t, road use costs of $14.4/t, shipping, treatment, refining and selling costs of $0.78/lb Cu, process recovery of 90.89% and average NSR royalty of 2.25%. Forecast copper prices used for mine planning and cash flow analysis are as of September 6, 2024. The forecast price of $4.20 reflects the average forecasted price from 18 financial institutions.
5.	Trilogy’s attributable interest is 50% of the tonnage and contained metal.

Processing and Recovery Operations

The recovery test work conducted in the ALS Metallurgy test work program KM3621 was not optimized and is preliminary in terms of results. The SGS flotation test work and the balance of ALS Metallurgy test work, by comparison, is more exhaustive in terms of process optimization, and these results show higher copper recoveries and better overall results.

Bornite material will be processed in the Arctic process plant that has currently been designed to a feasibility study level. The process plant will process 10,000 t/d of material on a two week on, one week off campaign basis. The process plant will operate at an overall availability of 64%, processing an annual average of 2,215,000 tonnes of mineralized material to produce a copper concentrate.

Modifications to the Arctic flowsheet to allow the processing of Bornite material at the end of the Arctic LOM include:

●	decommissioning the talc, zinc and lead flotation circuits as these are not required to process Bornite material.
●	incorporating some of the zinc circuit flotation and dewatering equipment in the copper flotation and dewatering circuit which is anticipated to handle higher copper loadings.
●	a new regrind mill will be required to operate in parallel to the existing copper and zinc regrind mills.

A new tailings filtration plant will dewater up to 50% of the plant tailings for paste backfill purposes. Filtered tailings will be transported by dual tractor trailer from the Arctic plant to the Bornite paste backfill plant. Power consumption will be less than the total output capacity currently required for the Arctic process plant.

Infrastructure, Permitting and Compliance Activities

Surface infrastructure is limited at the Bornite site as the Bornite Project will leverage off of existing infrastructure at Arctic once Arctic mineral reserves have been exhausted. Onsite infrastructure and services required to support the Bornite Project include mining facilities including a paste fill plant, waste transfer pad, ROM stockpile, topsoil stockpile, underground portal, power plant, fuel storage, upgraded Ruby Creek section, dewatering wells, water treatment pond, contact and non-contact diversions/ditches.  It is assumed that the Arctic camp will be sufficient to accommodate Bornite personnel.

Access to site will be from the north, along the south route from the AAP road and from the south from the Dahl Creek airport.

A waste transfer pad with capacity of 40,000 tonnes will temporarily store waste and low grade mineralized material from underground and will be hauled to the Arctic waste rock facility for long term storage. Low-grade mineralized material will be processed at the end of mine life.  A ROM stockpile with a capacity of 30,000 tonnes equating to five days of production will store mineralized material and serve as a loading point for haulage to the Arctic mill by the over-the-road (“OTR”) truck fleet.

Tailings produced from processing the mineralized material from Bornite at the Arctic mill, will be stored in an expanded Arctic tailings storage facility (“TSF”) and within the Arctic pit.  The existing TSF will be expanded to hold the additional 16 Mm3 while the pit will store 2.5 Mm3 with the possibility of storing more if required.  It is assumed that approximately 50% of the tailings would be sent to the filter press at the Arctic mill to be used to produce paste backfill and is backhauled to the Bornite site.

A portal diesel power plant comprising of six diesel gensets will provide power for peak site demand of 13.3 MWe.

Perimeter dewatering wells are planned to limit the inflow of water into the underground mine.  This water will be conveyed back into Ruby Creek.  The upgraded Ruby Creek section and Ruby Creek valley dewatering wells are intended to disconnect flow in Ruby Creek from the underlying groundwater system and reduce infiltration into the mine.  Diversion ditches around site will intercept any water runoff before it becomes contact water.  Contact water will be treated before release into the environment.

Capital and Operating Costs

A Class 5 capital cost estimate was prepared in accordance with AACE International Guidelines Practice No. 47R-11 with an expected accuracy of ±50% and a contingency of 14.4% overall.  All costs are expressed in fourth-quarter 2024 US dollars.

The Bornite Project’s initial capital cost, as summarized in Table 4 is $503.4 million, including indirect costs of $80.6 million and contingency of $72.5 million.  A sustaining capital of $363.1 million considers equipment replacement costs and pipeline and ditch construction for water management and electrical.  The total Bornite Project capital, inclusive of initial and sustaining costs is estimated at $866.5 million.

Table 4 – Summary of Capital Cost Estimate

WBS	Description	Initial Capital ($M)	Sustaining Capital ($M)	Total Capital ($M)
1000	Mining	214.9	300.6	515.5
2000	Crushing	-	-	-
3000	Process	28.6	-	28.6
4000	Tailings	10.4	-	10.4
5000	Onsite Infrastructure	85.3	20.7	106.0
6000	Offsite Infrastructure	1.7	-	1.7
Subtotal		340.8	321.3	662.1
7000	Indirect Costs	80.6	4.1	84.7
9000	Owners’ Costs	9.5	1.2	10.7
8000	Provisions/Contingency	72.5	36.5	109.0
Total		503.4	363.1	866.5

Note:

1.	Figures may not sum due to rounding.

Operating Costs

Total operating costs over the LOM have been estimated at $3,651.6 million with a breakdown summarized in Table 5.  The operating costs accuracy is ±50% with a contingency of less than 25%.

Table 5 – Total Operating Costs over LOM

Cost Area	LOM Cost ($M)	Avg. Unit Cost of Mineralized Material Processed ($/t)
Underground Mining	1,392.5	37.74
OTR Haulage	197.3	5.35
Process	915.8	24.82
AAP Road	528.7	14.33
G&A	495.2	13.42
Water Management	105.8	2.87
Surface Operations Cost	16.4	0.44
Total	3,651.6	98.97

Note:

1.	G&A = general and administrative
2.	Figures may not sum due to rounding.

Financial Model

The results of the economic analysis in the Bornite Study represents forward-looking information that is subject to a number of known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those presented here.  Forward-looking information includes mineral resource estimates in the Bornite Study mine plan and the cash flows derived from them, forecast copper prices used, capital and operating cost estimates, estimated copper production, and payback period.  Actual results may vary from the forward-looking information with the mineral resource estimates, costs, copper prices, metallurgical recoveries, and taxes being different from what was assumed in the Bornite Study.

The assessment is preliminary in nature, it includes inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that this economic assessment will be realized.

The Bornite Study has been evaluated using a discounted cash flow (“DCF”) analysis.  Cash inflows consist of annual revenue projections for the mine.  Cash outflows such as capital, pre-production mining costs, operating costs, taxes, and royalties, are subtracted from the inflows to arrive at the annual cash flow projections.  Cash flows are taken to occur at the end of each period.

The after-tax evaluation of the Bornite Project under the assumptions used in the Bornite Study generates positive results.  Before-tax and after-tax financial results are presented in Table 6.  The financial analysis is presented on a 100% basis on which Trilogy Metals has a 50% attributable interest.

The financial model on which the analysis is based includes 100% inferred mineral resources.  The results of the economic analysis excluding inferred mineral resources would not be economically viable.

The Bornite Project is most sensitive to changes in copper selling price and copper feed grade, followed by changes to operating cots and total capital costs.

Table 6 – Financial Results

Description	Unit	Value
Pre-Tax Valuation Indicators
Undiscounted Cumulative Cash Flow	$M	1,582.5
NPV @ 8%	$M	552.1
Payback Period (from start of operations)	years	4.0
IRR Before Tax	%	23.6
Post-Tax Valuation Indicators
Undiscounted Cumulative Cash Flow	$M	1,218.8
NPV @ 8%	$M	393.9
Payback Period (from start of operations)	years	4.4
IRR After Tax	%	20.0

Note:

NPV = net present value; IRR = internal rate of return

Exploration, Development, and Production

Based on the mineral resource estimates and existing metallurgical test work presented in the Bornite Study, the QPs recommend the following: developing an advanced exploration decline to access South Reef for further drilling, hydrogeology, geotechnical and rock mechanics work, metallurgical test work, investigations around re-purposing the Arctic process plant to receive Bornite mineralized material, tailings studies considering additional locations and technologies, a hydrological program, geochemistry assessments, a site water and load balance (water quality predictions) and water treatment needs, and environmental baseline studies with estimated costs totaling $172.4 million.

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

A portion of the Ruby Zone deposit is near surface that is amenable to open pit mining. This material was not included in the mine plan to limit surface capital related to a required expansion of the tailings facility at Arctic, but pending further study work, could be included in a future mine plan. A portion of the Ruby Zone deposit is amenable to underground mining. A preliminary design included 6.3 Mt at 2.38% Cu utilizing a cut-and-fill mining method, but this was removed to improve project economics by limiting sustaining capital and the required expansion of the tailings facility at Arctic. Depending on copper price and geological interpretation of the resource, sublevel stoping could be an appropriate mining method.

The Bornite Project is not currently in production; for contemplated exploration or development activities see above.

Mineral Resource Estimate Comparison for Bornite Between November 30, 2024 and 2023

For ease of comparison, the estimates for each project are shown on a 100% basis. Trilogy’s attributable interest is 50% of the tonnage and contained metal stated in the tables.

Category	Tonnes (Mt) 2023	Tonnes (Mt) 2024	Percentage Change	Contained Metal Cu (Mlb) 2023	Contained Metal Cu (Mlb) 2024	Percentage Change
Inferred In-Pit	170.4	170.4	0.0%	4303	4303	0.0%
Inferred Outside Pit South Reef	22.0	27.5	25.0%	1690	1687	-0.2%
Inferred Outside Pit Ruby Zone	10.4	10.4	0.0%	521	521	0.0%
Total Inferred	202.7	208.2	2.7%	6514	6511	0.0%

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

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank.  We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2024.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the TSX and the NYSE American under the symbol “TMQ”. As of February 14, 2025, there were 1,411 registered holders of our Common Shares.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During fiscal year 2024, neither Trilogy nor any affiliate of Trilogy repurchased Trilogy Common Shares.

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

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following summary describes, as of the date hereof, the principal Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of our Common Shares.

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States for tax purposes, (ii) is a “qualifying person” under and entitled to the benefits of the Convention, (iii) holds all Common Shares as capital property, (iv) deals at arm’s length with and is not affiliated with the Company, (v) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, (vi) is not an insurer that carries on business in Canada and elsewhere and (vii) is not an “authorized foreign bank” (as defined in the Tax Act) (each such holder, a “U.S. Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including certain limited liability companies) may not in all circumstances be entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds Common Shares should consult their own tax advisers regarding the extent, if any, to which the benefits of the Convention will apply to the entity in respect of its Common Shares. This summary does not deal with special situations such as the particular circumstances of traders or dealers in securities or holders who have entered into a “derivative forward agreement”, “synthetic equity arrangement” or “synthetic disposition arrangement” (each as defined in the Tax Act) in respect of the common shares. Such holders should consult their own tax advisors.

Generally, a U.S. Holder’s Common Shares will be considered to be capital property of such Holder provided that the U.S. Holder is not a trader or dealer in securities, did not acquire, hold, or dispose of the common shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation) and does not hold the common shares in the course of carrying on a business.

This summary is based on the information contained in this Form 10-K, the current provisions of the Tax Act and the Convention in effect as of the date prior to the date hereof and counsel’s understanding of the published administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) published in writing by the CRA prior to the date hereof. This summary also takes into account all specific proposals to amend the Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Proposed Tax Amendments”). This summary assumes that the Proposed Tax Amendments will be enacted as proposed; however, no assurances can be given that the Proposed Tax Amendments will be enacted as proposed or at all. Other than the Proposed Tax Amendments, this summary does not take into account or anticipate any changes in law or the administrative policies or assessing practices of the CRA, whether by way of legislative, governmental or judicial decision or action, nor does it take into account other federal or any provincial, territorial or foreign legislation or considerations, which may differ significantly from those discussed herein.

This summary is not exhaustive of all possible Canadian federal income tax considerations of acquiring or holding Common Shares.  This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal, business, or tax advice to any particular U.S. Holder and no representations with respect to the tax consequences to any particular U.S. Holder are made. Accordingly, U.S. Holders should consult their own tax advisors as to the Canadian federal tax consequences, and the tax consequences of any other jurisdiction, applicable to them having regard to their own particular circumstances.

Currency Conversion

Generally, for the purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of Common Shares (including dividends, adjusted cost base and proceeds of disposition) must be converted into Canadian dollars based on the relevant exchange rate as determined in accordance with the Canadian Tax Act.

Disposition of Common Shares

A U.S. Holder will not be subject to tax under the Tax Act in respect of any capital gain realized by such U.S. Holder on a disposition of the Common Shares, nor will capital losses arising from the disposition be recognized under the Tax Act, unless the Common Shares constitute “taxable Canadian property” (as defined in the Tax Act) of the U.S. Holder at the time of disposition and the U.S. Holder is not entitled to relief under the Convention.

Generally, as long as the Common Shares are then listed on a “designated stock exchange” (as defined in the Tax Act and which currently includes the TSX and the NYSE American) at the time of disposition or deemed disposition, the Common Shares will not constitute taxable Canadian property of a U.S. Holder, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are met concurrently: (a) the U.S. Holder, persons with whom the U.S. Holder does not deal at arm’s length, partnerships whose members include, either directly or indirectly through one or more partnerships, the U.S. Holder or persons with whom the U.S. Holder does not deal at arm’s length , or any combination of them, owned 25% or more of the issued shares of any class or series of shares in the capital stock of the Company, and (b) more than 50% of the fair market value of the Common Shares was derived, directly or indirectly, from one or any combination of real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Tax Act), and options in respect of or interests in, or ,for civil law, rights in, any such properties (whether or not the property exists). Notwithstanding the foregoing, the Common Shares may also be deemed to be taxable Canadian property of a U.S. Holder pursuant to other circumstances prescribed in the Tax Act.

Even if the Common Shares constitute “taxable Canadian property” to a U.S. Holder, under the Convention, such a U.S. Holder will not be subject to tax under the Tax Act on any capital gain realized by such holder on a disposition of such Common Shares, provided the value of such Common Shares is not derived principally from real property situated in Canada (within the meaning of the Convention).

A U.S. Holder whose Common Shares may constitue taxable Canadian property should consult their own advisors having regard to their particular circumstances.

Dividends on Common Shares

Under the Tax Act, dividends on Common Shares paid or credited or deemed to be paid or credited to a U.S Holder will be subject to Canadian withholding tax.  The rate of withholding under the Tax Act is 25% of the gross amount of the dividends.  However, in the case of a U.S. Holder who is paid or credited a dividend or deemed dividend, is the beneficial owner of such dividend or deemed dividend, and who qualifies for full benefits under the Convention, the rate of such Canadian withholding tax will generally be reduced to 15% of the gross amount of such dividend. The rate of withholding tax is further reduced to 5% if the beneficial owner of such dividend is an U.S. Holder that is a company that owns, directly or indirectly, at least 10% of the Company’s voting shares.

Certain U.S. Federal Income Tax Considerations

The following is a general summary of certain anticipated U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership and disposition of Common Shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder as a result of the acquisition, ownership and disposition of Common Shares. Furthermore, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax considerations applicable to such U.S. Holder of Common Shares. Except as specified below, this summary does not discuss applicable tax reporting requirements. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Holder. U.S. Holders should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax consequences relating to the acquisition, ownership and disposition of Common Shares.

No ruling from the U.S. Internal Revenue Service (the “IRS”) or legal opinion from legal counsel has been requested, or will be obtained, regarding the potential U.S. federal income tax considerations applicable to U.S. Holders as discussed in this summary. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, and contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the positions taken in this summary.

Scope of this Summary

Authorities

This summary is based on the U.S. Internal Revenue Code of 1986, as amended (“Code”), regulations promulgated by the U.S. Department of the Treasury (whether final, temporary or proposed) (“Treasury Regulations”), U.S. court decisions, published rulings and administrative positions of the IRS, and the Convention, that are applicable and, in each case, in effect as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

U.S. Holders

For purposes of this section, a “U.S. Holder” is a beneficial owner of Common Shares that, for U.S. federal income tax purposes, is (a) a citizen or individual resident of the United States for U.S. federal income tax purposes; (b) a corporation, or other entity classified as a corporation for U.S. federal income tax purposes, that is created or organized in or under the laws of the United States or any state in the United States, including the District of Columbia; (c) an estate if the income of such estate is subject to U.S. federal income tax regardless of the source of such income; or (d) a trust if (i) such trust has validly elected to be treated as a U.S. person for U.S. federal income tax purposes, or (ii) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust.

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

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including U.S. Holders that: (a) are tax-exempt organizations, qualified retirement plans, individual retirement accounts or other tax-deferred accounts; (b) are financial institutions, underwriters, insurance companies, real estate investment trusts or regulated investment companies or that are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (c) have a “functional currency” other than the U.S. dollar; (d) own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale or other integrated transaction; (e) acquired Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (f) hold Common Shares other than as a capital asset (generally property held for investment purposes) within the meaning of Section 1221 of the Code; (g) are subject to special tax accounting rules with respect to their Common Shares; (h) own, directly, indirectly or by attribution, 10% or more, by voting power or value, of the outstanding shares of the Company; (i) are partnerships and other pass-through entities (and investors in such partnerships and entities); (j) are S corporations (and shareholders thereof): (k) are subject to the alternative minimum tax; (l) are U.S. expatriates or former long-term residents of the United States; or (m) hold Common Shares in connection with a trade or business, permanent establishment, or fixed base outside the United States.  U.S. Holders and others that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisors regarding the U.S. federal, state, and local and non-U.S. tax conseuqences relating to the acquisition, ownership and disposition of Common Shares.

If an entity or other arrangement that is classified as a partnership (or other “pass-through” entity) for U.S. federal income tax purposes holds Common Shares, the U.S. federal income tax consequences applicable to such partnership (or “pass-through” entity) and the partners of such partnership (or owners of such “pass-through” entity) generally will depend on the activities of the partnership (or “pass-through” entity) and the status of such partners (or owners). Partners of entities that are classified as partnerships (and owners of “pass-through” entities) for U.S. federal income tax purposes should consult their own tax advisors regarding the U.S. federal income tax consequences relating to the acquisition, ownership and disposition of Common Shares.

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

Subject to the PFIC rules discussed below, and the Foreign Tax Credit Regulations discussed above, a U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on Common Shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax. Generally, a credit will reduce a U.S. Holder’s U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder’s income that is subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year. The foreign tax credit rules are complex and involve the application of rules that depend on a U.S. Holder’s particular circumstances. Accordingly, each U.S. Holder should consult its own U.S. tax advisors regarding the foreign tax credit rules.

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

The Company believes that it was not a PFIC for the tax years ended November 30, 2015, 2016, 2017, 2020 and 2021. The Company believes it was a PFIC for the tax years ended November 30, 2018, 2019, 2022, 2023 and 2024 and may be a PFIC in future tax years. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. The determination of whether the Company (or a subsidiary of the Company) was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company (or subsidiary) will be a PFIC for any tax year depends on the assets and income of the Company (and each such subsidiary) over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Company (or subsidiary) concerning its PFIC status or that the Company (and any subsidiary) was not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding the PFIC status of the Company and any subsidiary of the Company.

Default PFIC Rules under Section 1291 of the Code

If the Company is a PFIC, the U.S. federal income tax consequences to a U.S. Holder of the acquisition, ownership and disposition of Common Shares will depend on whether such U.S. Holder makes a QEF election (a “QEF Election”) or makes a mark-to-market election under Section 1296 of the Code (a “Mark-to-Market Election”) with respect to Common Shares. A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a “Non-Electing U.S. Holder”.

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

The Company will make available to U.S. Holders, upon their written request, information as to its status as a PFIC, as reasonably determined by the Company, and will provide to a U.S. Holder all information and documentation that a U.S. Holder making a QEF Election with respect to the Company is required to obtain for U.S. federal income tax purposes in the event it is a PFIC. The Company may provide such information on the Company’s website.  However, U.S. Holders should be aware that the Company can provide no assurances that it will provide any such information relating to any Subsidiary PFIC. Because the Company may own shares in one or more Subsidiary PFICs and may acquire shares in one or more Subsidiary PFICs in the future, they will continue to be subject to the rules discussed above with respect to the taxation of gains and excess distributions with respect to any Subsidiary PFIC for which the U.S. Holders do not obtain the required information to file a QEF Election. U.S. Holders should consult their own tax advisor regarding the availability of, and procedure for making, a QEF Election with respect to the Company and any Subsidiary PFIC.

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

Information Reporting, Backup Withholding Tax

Under U.S. federal income tax law and Treasury Regulations, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, U.S. return disclosure obligations (and related penalties) are imposed on individuals who are U.S. Holders that hold certain specified foreign financial assets in excess of certain threshold amounts. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a non-U.S. entity.  U.S. Holders may be subject to these reporting requirements unless their Common Shares are held in an account at certain financial institutions. Penalties for failure to file certain of these information returns are substantial. U.S. Holders should consult with their own tax advisors regarding the requirements of filing information returns, including the requirement to file an IRS Form 8938.

Payments made within the United States, or by a U.S. payor or U.S. middleman, of dividends on Common Shares, and proceeds arising from certain sales or other taxable dispositions of Common Shares, may be subject to information reporting and backup withholding tax, currently at the rate of 24%, if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. social security or other taxpayer identification number (generally on IRS Form W-9); (b) furnishes an incorrect U.S. taxpayer identification number; (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax; or (d) fails under certain circumstances to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, U.S. Holders that are corporations generally are excluded from these information reporting and backup withholding tax rules. Backup withholding is not an additional tax. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder timely furnishes the required information to the IRS. U.S. Holders should consult their own tax advisors regarding the information reporting and backup withholding tax rules.

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

Item 6. [Reserved]

Not applicable

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “the Company”, “us” or “we”) is dated February 13, 2025 and provides an analysis of our audited financial results for the year ended November 30, 2024 compared to the year ended November 30, 2023. A discussion of our year ended November 30, 2024 compared to November 30, 2023 is contained in our report on Form 10-K for the year ended November 30, 2024.

The following information should be read in conjunction with our November 30, 2024 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Richard Gosse, P. Geo, VP Exploration of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and S-K 1300, and has approved the scientific and technical information in this MD&A.

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

Corporate developments

The Company had a 2024 fiscal year cash budget totaling $2.8 million.  For the fiscal year ended November 30, 2024, we used $2.7 million in operating activities mainly for personnel costs, professional fees, regulatory and office expenses.

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

Ambler Metals

On February 11, 2020, pursuant to a contribution agreement among Trilogy and South32, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite Projects in exchange for a 50% membership interest in Ambler Metals.  Simultaneously, South32 contributed $145 million cash in exchange for a 50% membership interest in Ambler Metals.

Ambler Metals is an independently operated company, jointly controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of November 30, 2024, totaled $107.5 million.

The board of Ambler Metals approved a 2024 fiscal year budget totaling $5.5 million to support external and community affairs, to maintain the State of Alaska mineral claims in good standing, and for the maintenance of physical assets.  During the fiscal year ended November 30, 2024, Ambler Metals expended $4.6 million on salaries and wages, professional fees, engineering, project support costs and mineral property expenses, excluding the Ambler Access Project (the “AAP”) costs.

The board of Ambler Metals also approved a 2024 fiscal year budget totaling $2.5 million to support the AAP.  During the fiscal year ended November 30, 2024, Ambler Metals funded $1.7 million to the Alaska Industrial Development and Export Authority (“AIDEA”) in support of the AAP.

During the second and third quarter of 2024, Trilogy and South32 agreed to return excess cash held by Ambler Metals to the owners for ease of cash management.  Ambler Metals returned $50 million to the owners, of which Trilogy received a total of $25 million in the months of May and June.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)

On April 22, 2024, the Company announced that the United States Bureau of Land Management (“BLM”) had filed the final Supplemental Environmental Impact Statement (“SEIS”) for the AAP on its website.  The final SEIS identifies “No Action” as the BLM’s preferred alternative.  The proponent for the AAP is AIDEA which is a public corporation of the State of Alaska.  AIDEA’s purpose is to promote, develop, and advance general prosperity and economic welfare of the people of Alaska.  AIDEA strongly objected to both the process used by the BLM to reach a “No Build” decision and the effect of the decision which AIDEA believes illegally blocks access to statehood lands, minerals, and federally patented mining claims.  On May 8, 2024, NANA announced its withdrawal from further involvement with the AAP and stated its intentions to not renew the surface access permit with AIDEA upon the permit’s expiry during the year.

On June 28, 2024, the BLM issued the Record of Decision confirming their selection of the No Action alternative and thus denied AIDEA’s application for a right-of-way grant (“ROW Grant”) across BLM-managed lands which terminated the BLM ROW Grant issued to AIDEA on January 5, 2021.

On January 20, 2025, President Trump signed the executive order “Unleashing Alaska’s Extraordinary Resource Potential,” which included a direction to various federal agencies to take steps to (i) “place a temporary moratorium on all activities and privileges granted pursuant” to the record of decision issued on June 28, 2024 “in order to review such record of decision in light of alleged legal deficiencies and for consideration of relevant public interests and, environmental impacts . . . and, as appropriate, conduct a new, comprehensive analysis of such deficiencies, interests, and environmental impacts;” and (ii) “reinstate the record of decision signed on July 23, 2020, by the Bureau of Land Management and United States Army Corps of Engineers entitled ‘Ambler Road Environmental Impact Statement Joint Record of Decision.’” The July 2020 record of decision approved the development of the northern or “Alternative A” route of the proposed 211-mile-long gravel private access road in the southern Brooks Range foothills to provide industrial access to the Ambler Mining District. Trilogy is monitoring the impact of the executive order.

Outlook

The Company has approved a budget for Ambler Metals for fiscal 2025 in the amount of $5.8 million (2024 - $5.5 million).  Ambler Metals had $7.5 million of cash as at the fiscal year end on November 30, 2024. The main focus of this year’s budget is to support external and community affairs, maintain the State of Alaska mineral claims in good standing and the maintenance of physical assets.

The Company has approved a 2025 cash budget for corporate, head office, activities of approximately $3.1 million (2024 - $2.8 million). The corporate budget consists of personnel and related costs of $0.7 million (2024 - $0.7 million), professional fees of $1.1 million (2024 - $0.6 million), investor relations and marketing costs of $0.2 million ( 2024 - $0.1 million), office related costs of $0.2 million (2024 - $0.4 million), insurance costs of $0.5 million (2024 - $0.6 million), regulatory costs of $0.3 million (2024 - $0.3 million) and exploration activities of $0.1 million (2024 - $0.1 million).   Trilogy had $25.8 million of cash at the fiscal year end on November 30, 2024. The Company has sufficient cash on hand to fund the approved fiscal 2025 budget.

Summary of results

	in thousands of dollars, except per share amount
	Year ended	Year ended	Year ended
	November 30,	November 30,	November 30,
	2024	2023	2022
	$	$	$
Exploration expenses	36	43	47
General and administrative	1,218	1,328	1,287
Investor relations	72	130	183
Professional fees	923	1,073	998
Salaries	927	753	984
Salaries and directors' expense – stock-based compensation	3,520	3,887	3,427
Share of loss on equity investment	2,636	7,844	17,360
Comprehensive loss for the year	(8,587)	(14,951)	(24,257)
Basic and diluted loss per common share	(0.05)	(0.10)	(0.17)

For the year ended November 30, 2024, we reported a net loss of $8.6 million (or $0.05 basic and diluted loss per common share) compared to a net loss of $15.0 million (or $0.10 basic and diluted loss per common share) in fiscal 2023. The $6.4 million decrease in comprehensive loss in the current year, when compared to fiscal 2023, is due to the decrease in our share of losses of Ambler Metals of $5.2 million, overall decrease of $0.5 million in general and administrative expenses, professional fee and salaries and directors expense – stock-based compensation and partially offset by the increase in interest income of $0.6 million. The decrease in our share of losses of Ambler Metals of $5.2 million is mainly due to the decrease in corporate wages due to a reduction in staffing and a reduction in mineral property expenses due to a reduction in project activities which was partially offset by the increase in professional fees related to part-time contractors engaged to assist with management of Ambler Metals, along with consultants engaged in government and external affairs.

Fourth quarter results

For the fourth quarter of 2024, there was a $1.4 million reduction in expenses compared to the fourth quarter of 2023.  When comparing the fourth quarter of 2024 with the fourth quarter of 2023, professional fees increased by $0.2 million due to additional costs related to our Bornite preliminary economic assessment reports in the fourth quarter of 2024. The decrease in our share of losses of Ambler Metals of $1.2 million is mainly due to the decrease in mineral property expenses over the comparative quarter in the prior year were from a reduction in activities both at the project  level and at the AAP.

Selected financial data

Annual information

The following annual information is prepared in accordance with U.S. GAAP.

	in thousands of dollars
	Year ended	Year ended
	November 30,	November 30,
	2024	2023
	$	$
Interest income	685	120
Expenses	6,699	7,227
Comprehensive loss for the year	(8,587)	(14,951)
Total assets	133,697	138,020
Total liabilities	903	465

Quarterly information

		in thousands of dollars,
		except per share amounts
	Q4 2024	Q3 2024	Q2 2024	Q1 2024	Q4 2023	Q3 2023	Q2 2023	Q1 2023
	11/30/24	08/31/24	05/31/24	02/29/24	11/30/23	08/31/23	05/31/23	02/28/23
	$	$	$	$	$	$	$	$
Interest and other income	485	152	46	2	37	37	27	19
Exploration expense	8	28	—	—	20	22	—	1
Operating expenses	1,520	1,141	1,218	2,820	1,215	1,179	1,227	3,606
Share of loss on equity investment	617	624	602	793	1,846	2,910	1,603	1,485
Loss for the period	(1,636)	(1,591)	(1,759)	(3,601)	(3,024)	(4,052)	(2,803)	(5,072)
Loss per common share – basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)	(0.02)	(0.03)	(0.02)	(0.03)

Factors that can cause fluctuations in our quarterly results include the length of the exploration field season at the properties, the type of program conducted, and stock-based compensation expense. Subsequent to the formation of the Joint Venture, project related costs may cause fluctuations in our quarterly results through our 50% share of the Joint Venture’s net operating loss.

For the fourth quarter of 2024, we reported a comprehensive loss of $1.6 million, which consisted of $1.5 million in operating expenses and $0.6 million for Trilogy's 50% share of Ambler Metals’ operating loss, partially offset with interest earned of $0.5 million. Operating expenses for the fourth quarter of 2024 consisted of corporate salaries, professional fees, general and administrative expenses, director expenses and stock-based compensation.

For the third quarter of 2024, we reported a net loss of $1.6 million compared to a net loss of $4.1 million for the third quarter of 2023. The decrease in comprehensive loss in the third quarter of 2024 compared to the same quarter in 2023 is primarily due to the decrease in our share of loss of Ambler Metals. The decrease of our share of losses of Ambler Metals is mainly due to the decrease in corporate wages and in mineral property expenses partially offset from the increase in professional fees.  The primary drivers in decrease in mineral property expenses over the comparative quarter in the prior year were from a reduction in activities both at the project  level and at the AAP.

For the second quarter of 2024, we reported a net loss of $1.8 million compared to a net loss of $2.8 million for the second quarter of 2023. The decrease in comprehensive loss in the second quarter of 2024 compared to the same quarter in 2023 is due to the decrease in general and administrative, professional fees, our share of loss of Ambler Metals, and stock-based compensation and salaries. The decrease of our share of losses of Ambler Metals is mainly due to the decrease in corporate wages and in mineral property expenses partially offset from the increase in professional fees.  The primary drivers in decrease in mineral property expenses over the comparative quarter in the prior year were from a reduction in activities both at the project level and at the AAP.

For the first quarter of 2024, we reported a net loss of $3.6 million compared to a net loss of $5.1 million for the first quarter of 2023. The decrease in comprehensive loss in the first quarter of 2024 compared to the same quarter in 2023 is due to the decrease in our share of loss of Ambler Metals, and stock-based compensation and salaries. The decrease of our share of losses of Ambler Metals is mainly due to the decrease corporate wages and in mineral property expenses.  The primary drivers in decrease in mineral property expenses over the comparative quarter in the prior year were from the decrease in project support costs and cost at the AAP.

Liquidity and capital resources

We expended $1.8 million on operating activities during the 2024 fiscal year with the majority of cash spent on corporate salaries, professional fees related to our annual regulatory filings, annual insurance renewal, annual fees paid to the Toronto Stock Exchange and the NYSE American Exchange and with the American and Canadian securities commissions.

At November 30, 2024, we had $25.8 million in cash and working capital (current assets less current liabilities) of $25.3 million. During the fiscal year of 2024, Trilogy received a total of $25.0 million from Ambler Metals as a return of excess cash to the owners. There is sufficient cash on hand to fund the approved fiscal 2025 budget of $3.1 million.

All project related costs are funded by the Joint Venture.  Ambler Metals had cash and working capital of $7.5 million as at November 30, 2024. There are sufficient funds at the Joint Venture to fund an operating budget of $5.8 million for fiscal 2025.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At February 13, 2025, we had 163,941,185 common shares issued and outstanding. At February 13, 2025, we had 14,218,567 stock options outstanding with a weighted-average exercise price of CDN$1.63 and 3,386,356 Deferred Share Units (“DSUs”) and 1,798,338 Restricted Share Units (“RSUs”) outstanding. At February 13, 2025 we had 5,144 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board. A total of 859 common shares will be issued upon redemption of the NovaGold DSUs. For additional information on NovaGold DSUs, please refer to note 6 in our November 30, 2024 audited consolidated financial statements. Upon the exercise of all the forgoing convertible securities, the Company would be required to issue an aggregate of 19,404,120 common shares.

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

(a)  Currency risk

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2024 is limited to Canadian dollar balances consisting of cash of CDN$116,000, accounts receivable of CDN$23,000 and certain trade payables and accrued personnel costs CDN$548,000. Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $29,000.

(b)  Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with Canadian chartered financial institutions. The Company’s only significant exposure to credit risk is equal to the balance of cash as recorded in the financial statements. The majority of the Company’s cash held at November 30, 2024 is uninsured. The Company does not consider any of its financial assets to be impaired as of November 30, 2024.

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

(d)  Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on balances as at November 30, 2024, a 1% change in interest rates would result a change of approximately $250,000 over a one-year period, assuming all other variables remain constant.

As we are currently in the exploration phase, none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

New accounting pronouncements

Updates to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. AUS 2023-7 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets.  The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted. The Company will be evaluating the impact of the guidance on the consolidated financial statements or disclosures.

Updates to Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company will be evaluating the impact of the guidance on the consolidated financial statements.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our equity method investment in Ambler Metals LLC, income taxes and valuation of stock-based compensation.

Impairment of Investment in Ambler Metals LLC

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.  Ambler Metals is a non-publicly traded equity investment owning exploration and development projects. Significant judgments are made in assessing the possibility of impairment. The Company assesses whether there has been a potential triggering event for other-than-temporary impairment by assessing the underlying assets of Ambler Metals for recoverability and assessing whether there has been a change in the development plan or strategy for the projects.  If the Company concludes there is sufficient evidence for an other-than temporary impairment, an assessment of fair value is performed. If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the equity investment and its fair value.

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

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Exchange Act and the rules of Canadian Securities

Administrators, as at November 30, 2024. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2024.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the U.S. Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2024, the Company’s internal control over financial reporting was effective.

Risk factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 14, 2025 available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

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

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 14, 2025, filed with the Canadian securities regulatory authorities and the SEC, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting is effective as of November 30, 2024.

/s/ Tony Giardini	/s/ Elaine Sanders

Tony Giardini	Elaine Sanders
President, Chief Executive Officer & Director	Vice President & Chief Financial Officer

February 13, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trilogy Metals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trilogy Metals Inc. and its subsidiaries (the Company) as of November 30, 2024 and 2023, and the related consolidated statements of loss and comprehensive loss, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended November 30, 2024, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Recoverability of the Investment in Ambler Metals LLC

As described in Notes 2 and 3 to the consolidated financial statements, the Company has an investment in Ambler Metals LLC (Ambler) accounted for using the equity method of accounting. As of November 30, 2024, the carrying value of the Company’s investment in Ambler was $107.5 million. Management assesses whether there has been an other than temporary decrease in the fair value of their investment in Ambler whenever changes in facts and circumstances indicate there might be, including assessing the underlying mineral properties of Ambler. During the year ended November 30,

2024, management identified facts and circumstances due to adverse changes in the regulatory environment impacting the investee, and therefore, tested the carrying value of the investment in Ambler for recoverability by assessing the underlying mineral properties of Ambler. Management estimated a range of fair values for the investment in Ambler using a combination of valuation techniques, including the valuation of cohort companies with similar projects and in situ multiples observed in market transactions for comparable mineral properties that take into account, among other things, mineral reserve and resource estimates. Management applies significant judgment in estimating the fair value of the investment in Ambler. The mineral reserve and resource estimates are based on information prepared by qualified persons (management’s specialists). No impairment was recorded as a result of the impairment test.

The principal considerations for our determination that performing procedures relating to the recoverability of the investment in Ambler is a critical audit matter are: (i) the significant judgment by management, including the use of management’s specialists, in determining the fair value of the investment in Ambler, which in turn led to (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the fair value of the investment in Ambler, including assessing the reasonability of the mineral reserve and resource estimates developed by management, developing independent in situ value per pound of copper equivalent for Ambler’s mineral properties, and project-specific characteristics; and (iii) the audit effort also involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) developing an independent point estimate of the fair value of the investment in Ambler based on an estimated in situ value per pound of copper equivalent, and (ii) comparing the independent point estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Professionals with specialized skill and knowledge were used to assist in the determination of the in situ value per pound of copper equivalent of the underlying mineral properties of Ambler based on comparable market transactions taking into account project-specific characteristics. For project-specific characteristics, we evaluated evidence of actions taken and statements made by legislators in support of mineral resource development in the jurisdiction of the underlying mineral properties. Professionals with specialized skill and knowledge also assisted in the assessment of the reasonability of the fair value of the investment in Ambler. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the mineral reserve and resource estimates. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the data used by the specialists, and evaluating the specialists’ findings.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 13, 2025

We have served as the Company's auditor since 2012.

Trilogy Metals Inc.

Consolidated Balance Sheets

As at November 30, 2024 and 2023

	in thousands of US dollars
	November 30, 2024	November 30, 2023
	$	$
Assets
Current assets
Cash	25,834	2,590
Accounts receivable	16	33
Deposits and prepaid amounts	195	259
Total current assets	26,045	2,882

Investment in Ambler Metals LLC (note 3)	107,497	135,021
Fixed assets	—	4
Right of use asset (note 5(a))	155	113
Total assets	133,697	138,020

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	756	432
Current portion of lease liability	37	33
Total current liabilities	793	465

Long-term portion of lease liability	110	—
Total liabilities	903	465

Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value issued – 161,085,313 (2023 – 155,925,990)	190,503	187,886
Contributed surplus	118	118
Contributed surplus – options (note 6(a))	28,801	28,237
Contributed surplus – units (note 6(b))	3,772	3,127
Deficit	(90,400)	(81,813)
Total shareholders' equity	132,794	137,555
Total liabilities and shareholders' equity	133,697	138,020

Commitments and contingencies (note 10)

Subsequent events (note 11)

(See accompanying notes to the consolidated financial statements)

/s/Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

For the Years Ended November 30

in thousands of US dollars, except share and per share amounts
	2024	2023	2022
	$	$	$
Expenses
Amortization	4	8	17
Exploration expenses	36	43	47
Foreign exchange (gain) loss	(1)	5	(18)
General and administrative	1,218	1,328	1,287
Investor relations	72	130	183
Professional fees	923	1,073	998
Salaries	927	753	984
Salaries and directors expense – stock-based compensation	3,520	3,887	3,427
Total expenses	6,699	7,227	6,925
Other items
Gain on disposition of mineral property	—	—	(84)
Interest and other income	(685)	(120)	(34)
Services agreement income	(63)	—	—
Share of loss on equity investment (note 3(b))	2,636	7,844	17,360
Write off mineral properties	—	—	90
Loss and comprehensive loss for the year	(8,587)	(14,951)	(24,257)
Basic loss per common share	(0.05)	(0.10)	(0.17)
Diluted loss per common share	(0.05)	(0.10)	(0.17)
Basic weighted average number of common shares outstanding	159,829,344	152,647,254	145,721,736
Diluted weighted average number of common shares outstanding	159,829,344	152,647,254	145,721,736

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended November 30

				in thousands of US dollars, except share amounts
				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – 2021	145,009,811	180,820	122	25,990	1,712	(42,605)	166,039
Exercise of options	81,674	76	—	(22)	—	—	54
Exercise of warrants	—		—			—	—
Restricted share units	992,081	1,117	—	—	(1,117)	—	—
Deferred share units	—		—			—	—
Joint venture contribution	31,469	51		—	—		51
Services settled by common shares	110,000	114		—	—		114
Stock-based compensation	—	—	—	1,384	2,043	—	3,427
Loss for the year	—	—	—	—	—	(24,257)	(24,257)
Balance – 2022	146,225,035	182,178	122	27,352	2,638	(66,862)	145,428
Private Placement, net of share issue cost	5,854,545	3,115	—	—	—	—	3,115
Restricted share units	3,091,614	1,911	—	—	(1,911)	—	—
Deferred share units	415,056	468	—	—	(468)	—	—
Joint venture contribution	143,505	111	—	—	—	—	111
Services settled by common shares	195,105	99	—	—	—	—	99
NovaGold DSU conversion	1,130	4	(4)	—	—	—	—
Stock-based compensation	—	—	—	885	2,868	—	3,753
Loss for the year	—	—	—	—	—	(14,951)	(14,951)
Balance – 2023	155,925,990	187,886	118	28,237	3,127	(81,813)	137,555
Exercise of options	136,666	110	—	(36)	—	—	74
Restricted share units	4,635,695	2,275	—	—	(2,275)	—	—
Joint venture contribution	143,507	112	—	—	—	—	112
Services settled by common shares	243,455	120	—	—	—	—	120
Stock-based compensation	—	—	—	600	2,920	—	3,520
Loss for the year	—	—	—	—	—	(8,587)	(8,587)
Balance – 2024	161,085,313	190,503	118	28,801	3,772	(90,400)	132,794

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

For the Years Ended November 30

	in thousands of US dollars
	2024	2023	2022
	$	$	$
Cash flows used in operating activities
Loss for the year	(8,587)	(14,951)	(24,257)
Adjustments to reconcile net loss to cash flows used in operating activities
Amortization	4	8	17
Unpaid interest earned	—	(23)	—
Consulting fees settled by common shares	120	116	114
Office lease accounting	76	17	(16)
Gain on disposal of mineral property	—	—	(84)
Loss on equity investment in Ambler Metals LLC (note 3(c))	2,636	7,844	17,360
Unrealized foreign exchange (gain) loss	(2)	5	(18)
Stock-based compensation	3,520	3,887	3,427
Write off mineral properties	—	—	90
Net change in non-cash working capital
Decrease in accounts receivable	17	7	2
Decrease (Increase) in deposits and prepaid amounts	64	61	(64)
Increase (Decrease) in accounts payable and accrued liabilities	324	(64)	(506)
Total cash flows used in operating activities	(1,828)	(3,093)	(3,935)
Cash flows from financing activities
Issuance of common shares, net of share issue cost	—	3,115	—
Proceeds from exercise of options	74	—	54
Total cash flows from financing activities	74	3,115	54
Cash flows from investing activities
Return of capital from Ambler Metals LLC (note 3(b))	25,000	—	—
Proceeds from disposition of mineral property	—	—	142
Total cash flows from investing activities	25,000	—	142
Change in cash	23,246	22	(3,739)
Effect of exchange rate on cash	(2)	(5)	4
Cash – beginning of the year	2,590	2,573	6,308
Cash – end of the year	25,834	2,590	2,573

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

These financial statements were approved by the Company’s Board of Directors for issue on February 13, 2025.

Cash

Cash consists of bank deposits that are held with a single Canadian Financial Institution.  The majority of cash is uninsured as at November 30, 2024.

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

These factors are subjective and require consideration at each period end. If an indicator of impairment is determined to exist, the fair value of the investment is determined based on the valuation of cohort companies with similar projects or upon the present value of expected future cash flows using discount rates and other assumptions believed to be

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

consistent with those used by principal market participants or observed market earnings multiples of comparable companies.  The fair value of the investment is compared to it’s carrying value, if there is impairment the investment is written down to fair value.

Fixed assets

Property and equipment are recorded at cost and amortization begins when the asset is put into service. Amortization is calculated on a straight-line basis over the respective assets’ estimated useful lives. Amortization periods by asset class are:

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

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

Management assesses the possibility of impairment in the carrying value of its equity method investments in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.  Ambler Metals is a non-publicly traded equity investment owning exploration and development projects. Significant judgments are made in assessing the possibility of impairment. The Company assesses whether there has been a potential triggering event for other-than-temporary impairment by assessing the underlying assets of Ambler Metals for recoverability and assessing whether there has been a change in the development plan or strategy for the projects.  If the Company concludes there is sufficient evidence for an other-than temporary impairment, an assessment of fair value is performed. If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the equity investment and its fair value.

New accounting pronouncements

Updates to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”.  AUS 2023-7 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets.  The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted.  The Company will be evaluating the impact of the guidance on the consolidated financial statements or disclosures.

Updates to Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company will be evaluating the impact of the guidance on the consolidated financial statements.

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Ambler Metals is a company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of November 30, 2024, totaled $107.5 million (2023 - $135.0 million).

(b)	Carrying value of investment in Ambler Metals

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $5.3 million for the year ended November 30, 2024 (2023 - $15.7 million).  During the year ended November 30, 2024, Trilogy made a $112,000 equity contribution to Ambler Metals through the issuance of 143,507 common shares of the Company as part of the long-term incentive compensation for Ambler Metals executives. Likewise, South32 made an equivalent equity contribution to Ambler Metals for $112,000 in cash for their 50% share. The carrying value of Trilogy’s 50% investment in Ambler Metals as at November 30, 2024 is summarized on the following table.

in thousands of dollars
$
November 30, 2022, Investment in Ambler Metals	142,754
Joint venture equity contribution	111
Share of loss on equity investment for the year ending November 30, 2023	(7,844)
November 30, 2023, Investment in Ambler Metals	135,021
Joint venture equity contribution	112
Return of capital	(25,000)
Share of loss on equity investment for the year ending November 30, 2024	(2,636)
November 30, 2024, Investment in Ambler Metals	107,497

During the year, the Company assessed whether there had been a decline in the fair value of its investment in Ambler Metals below its carrying value that was other than temporary as of a result of the United States Bureau of Land Management’s (“BLM”) preferred “No Action” alternative published in the BLM’s Final Supplemental Environmental Impact Statement (“SEIS”) for the Ambler Access Project and the BLM’s Record of Decision confirming the no action alternative.  Accordingly, the Company estimated the fair value of the investment based on various techniques including the valuation of cohort companies with similar projects and in situ multiplies observed in market transactions for comparable mineral properties.  No impairment was identified.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

(c)	The following table summarizes Ambler Metals’ Balance Sheet as at November 30, 2024.

	in thousands of dollars
	November 30, 2024	November 30, 2023
	$	$
Total assets	39,961	97,180
Cash and cash equivalents	7,472	63,829
Mineral properties	30,899	30,899
Total liabilities	(761)	(2,931)
Accounts payable and accrued liabilities	(559)	(2,500)
Members' equity (total assets less total liabilities)	39,200	94,249

(d)	The following table summarizes Ambler Metals’ net loss for the years ended November 30, 2024, November 30, 2023 and November 30, 2022.

	For the year ended
	November 30, 2024	November 30, 2023	November 30, 2022
	$	$	$
Depreciation	137	150	113
Corporate salaries and wages	440	2,068	1,664
General and administrative	504	547	738
Mineral property expense	4,098	12,822	32,083
Professional fees	1,122	547	792
Foreign exchange (gain)/loss	2	(2)	15
Interest and other income	(1,032)	(445)	(686)
Comprehensive loss	5,271	15,687	34,719

(e)	Related party transactions

During the fiscal year 2024, the Company charged $63,000 (2023 - $nil) related to administration and accounting services in connection with a service agreement between the Company and Ambler Metals. In addition, the Company received payments of $68,000 (2023 - $27,000) related to operating expenses paid on behalf of Ambler Metals pursuant to the service agreement.

4)    Accounts payable and accrued liabilities

	in thousands of dollars
	November 30, 2024	November 30, 2023
	$	$
Trade accounts payable	196	146
Accrued liabilities	62	54
Accrued salaries and vacation	498	232
Accounts payable and accrued liabilities	756	432

Subsequent to the year ended on November 30, 2024, approximately $153,000 of accrued salaries was settled through the issuance of common shares of the Company.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2022	319
Net amortization	(206)
Balance as at November 30, 2023	113
Net amortization for lease ended June 30, 2024	(113)
ROU assets recognized for lease commenced July 1, 2024	170
Net amortization for lease commenced July 1, 2024	(15)
Balance as at November 30, 2024	155

The Company’s previous office lease ended on June 30, 2024.  The Company entered into a new office lease commencing on July 1, 2024, with a 4-year term ending June 20, 2028, with no renewal option.  During the year ending November 30, 2024, the Company recognized a ROU asset of $170,000 for the new office lease.

(b)	Lease liabilities

The Company’s lease arrangement consists of an operating lease of our office space ending on June 30, 2028.  There are no extension options.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Year ended	Year ended
	November 30, 2024	November 30, 2023
	$	$
Operating lease costs	134	216
Variable lease costs	112	140
Total lease expense	246	356

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As of November 30, 2024, the remaining lease term was 3.5 years and the discount rate is 9%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash and non-cash information relating to our leases during the year ended November 30, 2024 are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $57,939, of which $33,159 related to the office lease that expired on June 30, 2024 and $24,780 related to the new office lease that commenced on July 1, 2024.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2024 are as follows:

in thousands of dollars
November 30, 2024
Fiscal year	$
2025	48
2026	48
2027	50
2028	29
2029	—
Total undiscounted lease payments	175
Effect of discounting	(28)
Present value of lease payments recognized as lease liability	147

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2023	155,925,990	187,886
Exercise of options	136,666	110
Restricted Share Units	4,635,695	2,275
Services settled by common shares	243,455	120
Joint venture equity contribution (note 3(a))	143,507	112
November 30, 2024, issued and outstanding	161,085,313	190,503

(a)Stock options

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

During the year ended November 30, 2024, the Company granted 2,775,000 stock options (2023 – 3,230,000, 2022 – 1,734,500 stock options) at an exercise price of CDN$0.59 (2023 - CDN$0.78, 2022 – CDN$2.21) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The fair value attributable to options granted in 2024 was CDN$0.28 (2023 - CDN$0.37, 2022 - CDN$0.96).

The fair value of the stock options recognized has been estimated using the Black-Scholes option pricing model.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Assumptions used in the pricing model for the year are as provided below.

	November 30, 2024	November 30, 2023
Risk-free interest rates	3.84%	3.49%
Exercise price	CDN$0.59	CDN$0.78
Expected life	3 years	3 years
Expected volatility	65.5%	67.7%
Expected dividends	Nil	Nil

The Company recognized a stock option expense of $0.6 million for the year ended November 30, 2024 (2023 - $0.9 million; 2022 - $1.4 million), net of forfeitures.

As of November 30, 2024, there were 2,533,339 unvested options outstanding with a weighted average exercise price of CDN$0.66. The unvested stock option expense not yet recognized was $0.2 million. This expense is expected to be recognized over the next twelve months.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

		November 30, 2024
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the year	12,649,400	2.15
Granted	2,775,000	0.59
Exercised	(136,666)	0.75
Expired	(1,657,500)	2.78
Balance – end of the year	13,630,234	1.77

During the year ended November 30, 2024, the Company issued 136,666 common shares (2023 – nil, 2022 – nil) of the Company on the exercise of options with a weighted average exercise price of CDN$0.75 per share.  The Company also reclassified $0.04 million from reserves to share capital on the exercise of these options.

The following table summarizes information about the stock options outstanding at November 30, 2024.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.59 to $1.00	5,818,334	3.49	0.69	3,284,995	0.72	2,533,339
$2.01 to $3.00	6,466,900	1.06	2.47	6,466,900	2.47	—
$3.01 to $3.02	1,345,000	0.07	3.02	1,345,000	3.02	—
	13,630,234	2.00	1.77	11,096,895	1.62	2,533,339

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2024 was $2.07 million (2023 - $nil, 2022 - $nil) and the aggregate intrinsic value of exercised options for the year ended November 30, 2023 was $0.06 million (2023 - $nil, 2022 - $0.04 million).

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

(b)	Restricted Share Units and Deferred Share Units

The Company has a Restricted Share Unit Plan (“RSU Plan”) to provide long-term incentives to employees and consultants, a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”), and a Non-Executive Directors Fixed Deferred Share Unit Plan (“Fixed DSU Plan”) to offset cash payments for fees to directors. Awards under the RSU Plan, DSU Plan, and Fixed DSU Plan will be settled in common shares at the Company with each restricted share unit (“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company. All units are accounted for as equity-settled awards.

There were 6,061,851 RSUs granted during the fiscal year ended November 30, 2024 (2022 – 4,640,089, 2022 – 1,359,349). Directors were granted 704,711 DSUs throughout the year ended November 30, 2024 (2023 – 1,283,023, 2022 – 283,289) based on their election to receive 100% of their annual retainer in DSUs.

A summary of the Company’s RSU, DSU and Fixed DSU plans and changes during the year ended November 30, 2024 is as follows:

	Number of RSUs	Number of DSUs	Number of Fixed DSUs
Balance – beginning of the year	1,610,638	2,428,701	—
Granted	6,061,851	704,711	—
Vested/Converted	(4,879,150)	—	—
Balance – end of the year	2,793,339	3,133,412	—

For the year ended November 30, 2024, Trilogy recognized a stock-based compensation expense of $2.9 million (2023 - $3.0 million, 2022 - $2.0 million).

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

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

Currency risk is the risk of a fluctuation in financial asset and liability settlement amounts due to a change in foreign exchange rates. The Company operates in the United States and Canada. The Company’s exposure to currency risk at November 30, 2024 is limited to the Canadian dollar balances consisting of cash of CDN$116,000, accounts receivable of CDN$23,000 and certain trade payables and accrued personnel costs CDN$548,000.  Based on a 10% change in the US-Canadian exchange rate, assuming all other variables remain constant, the Company’s net loss would change by approximately $29,000.

(b)	Credit risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company holds cash with Canadian chartered financial institutions. The Company’s only significant exposure to credit risk is equal to the balance of cash as recorded in the financial statements. The majority of the Company’s cash held at November 30, 2024 is uninsured. The Company does not consider any of its financial assets to be impaired as of November 30, 2024.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulties raising funds to meet its financial obligations as they fall due. The Company is in the exploration stage and does not have cash inflows from operations; therefore, the Company manages liquidity risk through the management of its capital structure and financial leverage.

Contractually obligated cash flow requirements as at November 30, 2024 are as follows.

	in thousands of dollars
	Total	< 1 Year	1–2 Years	2–5 Years	Thereafter
	$	$	$	$	$
Accounts payable and accrued liabilities	581	581	—	—	—
Office lease	175	48	98	29	—
	756	629	98	29	—

(d)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk with respect to interest earned on cash. Based on balances as at November 30, 2024 a 1% change in interest rates would result in a change of approximately $250,000 over a one-year period in net loss, assuming all other variables remain constant.

As we are currently in the exploration phase none of our financial instruments are exposed to commodity price risk; however, our ability to obtain long-term financing and its economic viability could be affected by commodity price volatility.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

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

The Company did not have any financial assets and liabilities that were measured and recognized at fair value as at November 30, 2024.

9)    Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

	in thousands of dollars
	November 30, 2024	November 30, 2023	November 30, 2022
	$	$	$
Loss before income taxes	(8,587)	(14,951)	(24,257)
Federal income tax rate	15.00%	15.00%	15.00%
Provincial income tax rate	12.00%	12.00%	12.00%
Statutory income tax rate	27.00%	27.00%	27.00%

Combined federal and provincial statutory tax rate	27.00%	27.00%	27.00%
Income tax (recovery) at statutory rate	(2,319)	(4,037)	(6,549)
Difference in foreign tax rates	(35)	(118)	(252)
Non-deductible expenditures	162	239	374
Change in estimates in respect of prior years	(56)	15	39
Change in valuation allowance	2,247	3,901	6,388
Income tax recovery (expense)	—	—	—

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2024 and 2023 are as follows:

		in thousands of dollars
	November 30, 2024	November 30, 2023
	$	$
Deferred income tax assets
Non-capital losses	63,293	60,255
Mineral property interest	4,538	4,926
Mineral property impairment	26	26
Deferred interest	6,074	6,251
Property, plant and equipment	152	88
Lease liability	40	9
Share issuance costs	17	(5)
Other deductible temporary differences	33	166
Total deferred tax assets	74,173	71,716
Valuation allowance	(46,703)	(44,456)
Net deferred income tax assets	27,470	27,260
Deferred income tax liabilities
Investment in Ambler Metals LLC	(27,428)	(27,229)
Right of use asset	(42)	(31)
Deferred income tax liabilities	(27,470)	(27,260)
Net deferred income tax assets	—	—

The Company has loss carry-forwards of approximately $226 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

		in thousands of dollars
	Non-capital losses	Operating losses
	Canada	United States
	$	$
2024	—	569
2025	—	1,530
2026	—	7,871
Thereafter	70,069	145,973
	70,069	155,943

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period and are further dependent upon the Company attaining profitable operations. An ownership change under Section 382 occurred

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

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

Furthermore, tax reform provisions under Section 172 allow federal net operating losses arising in tax years subsequent to December 31, 2017 to be carried forward indefinitely. As at November 30, 2024 the Company has approximately $35.9 million in operating losses that can be carried forward indefinitely.

10)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b).

11)    Subsequent events

On December 2, 2024, pursuant to previous elections, the Board of Directors were granted 72,943 DSUs in settlement of approximately $85,750 of director fees and senior management were granted 210,744 RSUs in lieu of cash salaries of approximately $151,000, all vesting immediately. The grants were in support of continued cash preservation efforts.

On December 9, 2024, the Company granted 652,200 RSUs for short term incentives to executive and employees, all vesting immediately. Directors received an annual grant of 180,000 DSUs and 475,000 stock options, all vesting immediately. Employees and consultants received an annual grant of 1,650,000 stock options and 790,000 RSUs with a vesting schedule of one-third vesting immediately on the grant date, one-third to vest on the one year anniversary of the grant date and one-third to vest on the second year anniversary of the grand date.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administrators, as at November 30, 2024. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2024.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2024, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during fiscal year ended November 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2025 Proxy Statement regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” and “Information Concerning the Board of Directors and Executive Officers” is incorporated by reference in this section. The information under the heading “Executive Officers of Trilogy” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. The information in our 2025 Proxy Statement regarding our Code of Business Conduct and Ethics under the subheading “Ethical Business Conduct” under “Statement of Corporate Governance Practices” is also incorporated by reference in this section. Finally, the information in our 2025 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information appearing in our 2025 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Statement of Executive Compensation”, and “Director Compensation” is incorporated by reference in this section.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2025 Proxy Statement under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” (which is also contained in this report in Part II, Item 5) and the information under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of November 30, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,556,985	$1.07	4,605,811
Equity compensation plans not approved by security holders	—	—	—
Total	19,556,985	$1.07	4,605,811

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2025 Proxy Statement under the heading “Independence of Directors” under the heading “Information Concerning the Board of Directors and Executive Officers” and under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2025 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

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

10.5	Trilogy Metals Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on November 18, 2024)

10.6	Trilogy Metals Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on November 18, 2024)

10.7	Form of Trilogy Metals Inc. Equity Incentive Plan Agreement

10.8	Trilogy Metals Inc. Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on November 18, 2024)

10.9	Employment Agreement, dated April 20, 2020, between the Company and Tony Giardini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020)

10.10

Employment Agreement, dated November 5, 2012, between the Company and Elaine Sanders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K filed on February 12, 2013)

10.11	Equity Incentive Plan for Ambler Metals LLC Officers and Employees (incorporated by reference to the Revised Appendix D to the Company’s proxy statement filed April 30, 2021)

10.12	2024 Non-Employee Directors Fixed Deferred Share Unit Plan (incorporate by reference to the Company’s Registration Statement on Form S-8 filed on May 23, 2024)

19.1	Registrant’s Insider Trading Policy effective December 19, 2019

21.1	Subsidiaries of the Registrant

23.1	Consents of PricewaterhouseCoopers LLP

23.2	Consent of Richard Gosse

23.3	Consent of Wood Canada Limited

23.4	Consent of Ausenco Engineering Canada ULC.

23.5	Consent of SRK Consulting (Canada) Inc.

23.6	Consent of Brown and Caldwell

23.7	Consent of Core Geoscience LLC.

23.8	Consent of International Metallurgical & Environmental

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

96.1	Arctic Project S-K 1300 Technical Report Summary, Ambler Mining District, Alaska (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2023)

96.2

S-K 1300 Technical Report Summary on the Initial Assessment of the Bornite Project, Northwest Alaska, USA” dated November 30, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2025)

97.1	Incentive Compensation Recovery Policy

101

The following materials from Trilogy Metals Inc.’s Annual Report on Form 10-K for the year ended November 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(c)Financial Statement Schedules

Schedule A – The Financial Statement of Ambler Metals LLC as of November 30, 2024

Schedule A

Report of Independent Registered Public Accounting Firm

To the Board of Ambler Metals LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ambler Metals LLC (the Company) as of November 30, 2024 and 2023, and the related statements of loss and comprehensive loss, of changes in members’ equity and of cash flows for each of the three years in the period ended November 30, 2024, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the board (acting in a role equivalent to an audit committee) and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Mineral properties impairment analysis

As described in Notes 2 and 5 to the financial statements, the carrying amount of the Company’s mineral properties was $30.9 million as of November 30, 2024. The Company’s members assess the possibility of impairment in the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. During the year ended November 30, 2024, the Company’s members identified indicators of impairment due to adverse changes in the regulatory environment impacting the mineral properties, and therefore tested the carrying value of the mineral properties for impairment. The Company’s members estimated a range of recoverable amounts for the mineral properties using various techniques that took into account, among other things, mineral reserve and resource estimates. The Company’s members apply significant judgment in estimating the recoverable amount of the mineral properties. The mineral reserve and resource estimates used by the Company’s members in estimating the recoverable amount of the mineral properties are based on information prepared by qualified persons (management’s specialists). No impairment was recorded as a result of the impairment test.

The principal considerations for our determination that performing procedures relating to the mineral properties impairment analysis is a critical audit matter are: (i) the significant judgment by the Company’s members, including the use of management’s specialists, in determining the recoverable amount of the mineral properties, which in turn led to (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the recoverable amount of the mineral properties, including assessing the reasonability of the mineral reserve and resource estimates developed by management, developing an independent in situ value per pound of copper equivalent for the mineral properties, and project-specific characteristics; and (iii) the audit effort also involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) developing independent point estimates of the recoverable amount of the mineral properties based on an estimated in situ value per pound of copper equivalent, and (ii) comparing the independent point estimates to management’s estimates to evaluate the reasonableness of management’s estimates. Professionals with specialized skill and knowledge were used to assist in the determination of the in situ value per pound of copper equivalent based on comparable market transactions taking into account project-specific characteristics and the assessment of the reasonability of the recoverable amount of the mineral properties. For project-specific characteristics, we evaluated evidence of actions taken and statements made by legislators in support of mineral resource development in the jurisdiction of the underlying mineral property assets. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the mineral reserve and resource estimates. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the data used by the specialists, and evaluating the specialists’ findings.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 13, 2025

We have served as the Company's auditor since 2020.

Ambler Metals LLC

Balance Sheet

As at November 30, 2024 and 2023

		in thousands of US dollars
	November 30, 2024 $	November 30, 2023 $
Assets
Current assets
Cash (note 3)	7,472	63,829
Deposits and prepaid	764	1,256
Accounts receivables and other assets	—	11
Total current assets	8,236	65,096

Right of use asset (note 7)	191	413
Property, plant and equipment (note 4)	635	772
Mineral properties (note 5)	30,899	30,899
Total assets	39,961	97,180

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6,8)	559	2,500
Current portion of lease liabilities (note 7)	186	229
Total current liabilities	745	2,729

Long term portion of lease liabilities (note 7)	16	202
Total liabilities	761	2,931

Members' equity
Owner contribution - South 32	145,273	145,162
Owner contribution - Trilogy	31,479	31,368
Owner distributions - South32	(25,000)	—
Owner distributions - Trilogy	(25,000)	—
Accumulated deficit	(87,552)	(82,281)
Total members' equity	39,200	94,249
Total liabilities and members' equity	39,961	97,180

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Loss and Comprehensive Loss

For the Years Ended November 30

			in thousands of US dollars
	2024 $	2023 $	2022 $
Expenses
Depreciation	137	150	113
Corporate salaries and wages	440	2,068	1,664
General and administrative	504	547	738
Mineral property expense (note 5)	4,098	12,822	32,083
Professional fees	1,122	547	792
Foreign exchange (gain)/loss	2	(2)	15
Total expenses	6,303	16,132	35,405

Other items
Interest income	(1,027)	(416)	(686)
Other income	(5)	(29)	—
Loss and comprehensive loss for the year	5,271	15,687	34,719

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Changes in Members’ Equity

For the Years Ended November 30

In thousands of US dollars, except share amounts

	Number of units outstanding	Trilogy owner contribution $	South32 owner contribution $	Trilogy owner distribution $	South32 owner distribution $	Deficit $	Total members' equity $
Balance - November 30, 2021	2,000,000	31,206	145,000	—	—	(31,875)	144,331
Owner contributions	—	51	51	—	—	—	102
Loss for the year	—	—	—	—	—	(34,719)	(34,719)
Balance - November 30, 2022	2,000,000	31,257	145,051			(66,594)	109,714
Owner contributions	—	111	111	—	—	—	222
Loss for the year	—	—	—	—	—	(15,687)	(15,687)
Balance - November 30, 2023	2,000,000	31,368	145,162	—	—	(82,281)	94,249
Owner contributions	—	111	111	—	—	—	222
Owner distributions	—	—	—	(25,000)	(25,000)	—	(50,000)
Loss for the year	—	—	—	—	—	(5,271)	(5,271)
Balance - November 30, 2024	2,000,000	31,479	145,273	(25,000)	(25,000)	(87,552)	39,200

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Cash Flows

For the Years Ended November 30

		in thousands of US dollars
	November 30, 2024 $	November 30, 2023 $	November 30, 2022 $
Cash flows from (used in) operating activities
Loss for the year	(5,271)	(15,687)	(34,719)
Depreciation	137	150	113
Lease expense	239	265	264
Lease payments	(246)	(267)	(263)
Equity contribution by Trilogy	111	111	51
Change in working capital
Decrease (increase) in deposits and prepaids	492	(442)	(193)
Decrease (increase) in accounts receivable and other assets	16	(3)	(6)
Decrease in accounts payable and accrued liabilities	(1,946)	(1,164)	(484)
Interest earned on South32 loan	—	—	(628)
Interest received on South32 loan	—	—	740
Cash used in operating activities	(6,468)	(17,037)	(35,125)

Cash flows from (used in) financing activities
Cash contribution by South32	111	111	51
Cash distribution to South32	(25,000)	—	—
Cash distribution to Trilogy	(25,000)	—	—
Cash (used in) from financing activities	(49,889)	111	51

Cash flows from (used in) investing activities
Principle payment on South32 loan	—	—	55,244
Property Staking	—	—	(142)
Machinery and equipment	—	—	(321)
Vehicles	—	—	(47)
Furniture and equipment	—	—	(110)
Cash from investing activities	—	—	54,624

(Decrease) Increase in cash	(56,357)	(16,926)	19,550
Cash - beginning of the year	63,829	80,755	61,205
Cash - end of the year	7,472	63,829	80,755

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

These financial statements have been prepared pursuant to Rule 3-09 of SEC Regulation S-X for inclusion in Trilogy’s 10-K, as the Company is an equity investee of Trilogy.

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

3.    Cash

As at November 30, 2024, the Company did not hold currency denominated in Canadian dollars (2023 - $0.3 million) and held $7.5 million (2023 - $63.6 million) denominated in United States dollars. The Company holds cash with a single US Financial Institution and the majority of the cash is uninsured.

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

4. Property, plant and equipment

A summary of property, plant and equipment as of November 30, 2024 and November 30, 2023, is as follows:

				in thousands of US dollars
	Machinery and equipment $	Vehicles $	Computer hardware and software $	Furniture and Equipment $	Total $
Cost at November 30, 2022	922	114	12	145	1,193
Accumulated Depreciation	(304)	(82)	(12)	(23)	(421)
Net book value at November 30, 2023	618	32	—	122	772
Cost at November 30, 2023	922	115	12	145	1,194
Accumulated Depreciation	(402)	(107)	(12)	(38)	(559)
Net book value at November 30, 2024	520	8	—	107	635

5.    Mineral properties

		in thousands of US dollars
	November 30, 2023 $	Additions $	November 30, 2024 $
Ambler	26,899	—	26,899
Bornite	4,000	—	4,000
	30,899	—	30,899

On October 19, 2011, Trilogy acquired (subsequently contributed to the Company pursuant to the Contribution Agreement) the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands, and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act, located adjacent to the Ambler lands in Northwest Alaska.

Upon a decision to proceed with construction of a mine on the Ambler or Bornite lands, NANA will maintain the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after Ambler has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to all historical costs incurred on the properties at the elected percentage, not to be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

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

There were no mineral property additions during the period ended November 30, 2024.

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

The following table summarizes mineral properties expense incurred for the years ended November 30, 2024, 2023 and 2022.

		in thousands of US dollars
	November 30, 2024 $	November 30, 2023 $	November 30, 2022 $
Ambler Access Project	1,713	8,422	6,822
Community	46	90	219
Drilling	77	323	7,396
Engineering	298	954	2,002
Environmental	133	341	692
Geochemistry and geophysics	9	97	1,172
Land and permitting	893	841	800
Project support	356	430	8,613
Safety and risk	6	20	562
Wages and benefits	567	1,304	3,805
Mineral property expense	4,098	12,822	32,083

d)	Impairment testing

During the year the Company’s members identified an impairment indicator as result of the United States Bureau of Land Management (“BLM”) preferred "No Action" alternative published in the BLM's Final Supplemental Environmental Impact Statement (“SEIS”) for the Ambler Access Project and the BLM's Record of Decision confirming the no action alternative. Accordingly, the Company’s members performed impairment tests estimating the recoverable amount of the mineral properties using various techniques. No impairment was identified.

6.    Accounts payable and accrued liabilities

		in thousands of US dollars
	November 30, 2024 $	November 30, 2023 $
Accounts payable	177	153
Accrued salaries and vacation	91	1,152
Accrued liabilities	291	1,195
Accounts payable and accrued liabilities	559	2,500

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

7.    Leases

(a)	Right of use assets

		in thousands of US dollars
	November 30, 2024 $	November 30, 2023 $
Opening balance	413	651
Amortization	(222)	(238)
Right of use asset	191	413

In December 2020, the Company commenced a lease for their headquarters office in Anchorage, Alaska and recognized the right of use asset approximately $816 thousand.  In August 2021, the Company commenced a new lease for a warehouse in Fairbanks, Alaska and recognized the right of use asset of approximately $231 thousand.

(b)	Lease liabilities

The headquarters and warehouse leases are operating leases ending in 2025 and 2024, respectively. There is an option to renew both lease agreements. The warehouse lease was not renewed and allowed to expire on July 31, 2024.

Lease expense for the headquarters is recorded within general and administrative expense and for the warehouse is recorded within mineral property expense and was comprised of the following components:

		in thousands of US dollars
	November 30, 2024 $	November 30, 2023 $
Operating lease costs	239	265
Variable lease costs	10	5
Operating lease costs	249	270

Variable lease costs consist primarily of the Company’s portion of common area maintenance fees including taxes.

As of November 30, 2024, the remaining lease term was 13 months for the headquarters office.

Supplemental cash and non-cash information relating to our leases during the period ended November 30, 2024, are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was approximately $246 thousand.
●	Non-cash amounts included in the measurement of lease liabilities was $nil.

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2024 are as follows:

in thousands of US dollars
November 30, 2024 $
2025	207
Total undiscounted lease payments	207
Effects of discounting	(5)
Present value of lease payments recognized as lease liability	202

8.    Related party transactions

During the year ended November 30, 2024, pursuant to a service agreement with Trilogy, the Company paid $63 thousand (2023 - $Nil) related to administration and accounting services and $68 thousand (2023 - $27 thousand) related to operating expenses paid on behalf of the Company.

9.    Commitments and contingencies

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 7.

10.    Members’ equity

The Company has been established as a limited liability company. Under the terms of the LLC Agreement, unless otherwise provided for in the LLC Agreement, all membership interests are entitled to the same benefits, rights, duties and obligations and vote on all matters.

The Company is authorized to establish a capital account for each member equal to that member’s initial capital contribution, represented by units. The units are voting and subject to transfer restrictions as defined in the LLC Agreement. As of November 30, 2024 and 2023, the Company had 2 million units, with each of South32 and Trilogy owning 1 million units each, in exchange for the contributions made to the Company at inception.

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

Date: February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Giardini	President and Chief Executive Officer	February 14, 2025
Tony Giardini	(Principal Executive Officer) and Director

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 14, 2025
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ James Gowans	Director	February 14, 2025
James Gowans

/s/ William Hayden	Director	February 14, 2025
William Hayden

/s/ William Hensley	Director	February 14, 2025
William Hensley

/s/ Gregory Lang	Director	February 14, 2025
Gregory Lang

/s/ Janice Stairs	Director	February 14, 2025
Janice Stairs

/s/ Diana Walters	Director	February 14, 2025
Diana Walters