Form 10-Q
period 2025-02-28
Trilogy Metals Inc.
filed 2025-04-02
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2025

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

As of April 2, 2025, the registrant had 164,216,410 common shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Condensed Interim Consolidated Balance Sheets

(unaudited)

	in thousands of US dollars
	February 28, 2025	November 30, 2024
	$	$
Assets
Current assets
Cash and cash equivalents	25,213	25,834
Accounts receivable	19	16
Deposits and prepaid amounts	97	195
Total current assets	25,329	26,045

Investment in Ambler Metals LLC (note 3)	106,916	107,497
Right of use asset (note 5(a))	145	155
Total assets	132,390	133,697

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	666	756
Current portion of lease liability (note 5b))	36	37
Total current liabilities	702	793

Long-term portion of lease liability (note 5(b))	98	110
Total liabilities	800	903

Shareholders’ equity
Share capital (note 6) – unlimited common shares authorized, no par value issued – 164,020,851 (2024 – 161,085,313)	192,591	190,503
Contributed surplus	118	118
Contributed surplus – options (note 6(a))	29,475	28,801
Contributed surplus – units (note 6(b))	3,429	3,772
Deficit	(94,023)	(90,400)
Total shareholders' equity	131,590	132,794
Total liabilities and shareholders' equity	132,390	133,697

Subsequent Events (note 10)

(See accompanying notes to the condensed interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	3

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts
	February 28, 2025	February 29, 2024
	$	$
Expenses
Amortization	—	1
Foreign exchange (gain) loss	(11)	2
General and administrative	343	415
Investor relations	16	12
Professional fees	447	200
Salaries	207	191
Salaries and directors expense – stock-based compensation	2,230	1,999
Total expenses	3,232	2,820
Other items
Interest and other income	(182)	(2)
Services agreement income	(8)	(10)
Share of loss on equity investment (note 3(b))	581	793
Loss and comprehensive loss for the period	(3,623)	(3,601)
Basic loss per common share	(0.02)	(0.02)
Diluted loss per common share	(0.02)	(0.02)
Basic weighted average number of common shares outstanding	162,833,597	157,669,238
Diluted weighted average number of common shares outstanding	162,833,597	157,669,238

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	4

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2023	155,925,990	187,886	118	28,237	3,127	(81,813)	137,555
Restricted Share Units	3,633,065	1,804	—	—	(1,804)	—	—
Joint venture contribution	143,507	112	—	—	—	—	112
Services settled by common shares	64,368	30	—	—	—	—	30
Stock-based compensation	—	—	—	318	1,681	—	1,999
Loss for the period	—	—	—	—	—	(3,601)	(3,601)
Balance – February 29, 2024	159,766,930	189,832	118	28,555	3,004	(85,414)	136,095

Balance – November 30, 2024	161,085,313	190,503	118	28,801	3,772	(90,400)	132,794
Exercise of options	263,333	195	—	(64)	—		131
Restricted Share Units	2,647,945	1,863	—	—	(1,863)	—	—
Services settled by common shares	24,260	30	—	—	—	—	30
Stock-based compensation	—	—	—	738	1,520	—	2,258
Loss for the period	—	—	—	—	—	(3,623)	(3,623)
Balance – February 28, 2025	164,020,851	192,591	118	29,475	3,429	(94,023)	131,590

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	5

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the three months ended
	February 28, 2025	February 29, 2024
	$	$
Cash flows used in operating activities
Loss for the period	(3,623)	(3,601)
Adjustments to reconcile net loss to cash flows used in operating activities
Amortization	—	1
Consulting fees settled by common shares	30	30
Office lease accounting	1	15
Loss on equity investment in Ambler Metals LLC (note 3(c))	581	793
Unrealized foreign exchange (gain) loss	—	(1)
Stock-based compensation	2,230	1,999
Net change in non-cash working capital
(Increase) Decrease in accounts receivable	(3)	19
Decrease in deposits and prepaid amounts	98	134
(Decrease) Increase in accounts payable and accrued liabilities	(62)	32
Total cash flows used in operating activities	(748)	(579)
Cash flows from financing activities
Proceeds from exercise of options	131	—
Total cash flows from financing activities	131	—
Cash flows from investing activities
Total cash flows from investing activities	—	—
Change in cash	(617)	(579)
Effect of exchange rate on cash	(4)	1
Cash – beginning of the period	25,834	2,590
Cash – end of the period	25,213	2,012

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	6

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

These condensed interim consolidated financial statements include all adjustments necessary for the fair statement of the Company’s financial position as of February 28, 2025 and our results of operations and cash flows for the three-month periods ended February 28, 2025 and February 29, 2024. The results of operations for the three-month period ended February 28, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2025.

As these condensed interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these condensed interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities on February 14, 2025.

These condensed interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on April 1, 2025.

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

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals LLC (“Ambler Metals”) whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.  Ambler Metals is a non-publicly traded equity investment owning exploration and development projects. Significant judgments are made in assessing the possibility of impairment. The Company assesses whether there has been a potential triggering event for other-than-temporary impairment by assessing the underlying assets of Ambler Metals for recoverability and assessing whether there has been a change in the development plan or strategy for the projects.  If the Company concludes there is sufficient evidence for an other-than-temporary impairment, an assessment

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	7

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

of fair value is performed.  If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the equity investment and its fair value.  This assessment is subjective and requires consideration at each period end.

New accounting pronouncements

Updates to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”.  AUS 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets.  The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted.  The Company is evaluating the impact of the guidance on the consolidated financial statements or disclosures.

Updates to Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company is evaluating the impact of the guidance on the consolidated financial statements.

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

Ambler Metals is a company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of February 28, 2025, totaled $106.9 million (2024 - $134.0 million).

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $1.2 million for the three-month period ending February 28, 2025 (2024 - $1.6

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	8

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

million). The carrying value of Trilogy’s 50% investment in Ambler Metals as at February 28, 2025 is summarized on the following table.

in thousands of dollars
$
November 30, 2024, Investment in Ambler Metals	107,497
Share of loss on equity investment for the three month period ending February 28, 2025	(581)
February 28, 2025, Investment in Ambler Metals	106,916

(c)	The following table summarizes Ambler Metals’ Balance Sheet on a 100% basis as at February 28, 2025.

	in thousands of dollars
	February 28, 2025	November 30, 2024
	$	$
Total assets	38,688	39,961
Cash and cash equivalents	6,504	7,472
Mineral properties	30,899	30,899
Total liabilities	(651)	(761)
Accounts payable and accrued liabilities	(494)	(559)
Members' equity (total assets less total liabilities)	38,037	39,200

Ambler Metals’ cash and cash equivalents are held at one bank of which the majority is uninsured as at February 28, 2025.

(d) The following table summarizes Ambler Metals' loss for the three-month and three-month periods ended February 28, 2025 and February 29, 2024.

		in thousands of dollars
	For the three months ended
	February 28, 2025	February 29, 2024
	$	$
Depreciation	32	38
Corporate salaries and wages	35	234
General and administrative	99	127
Mineral property expense	747	1,094
Professional fees	312	177
Foreign exchange (gain)/loss	—	2
Interest and other income	(63)	(87)
Comprehensive loss	1,162	1,585

(e) Related party transactions

During the three-month period ended February 28, 2025, the Company charged $8,000 (2024 - $10,000) related to administrative and accounting services in connection with a service agreement between the Company and Ambler Metals. In addition, the Company received payments of $38,000 (2024 - $16,000) related to operating expenses paid on behalf of Ambler Metals pursuant to the service agreement.

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	9

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

4)    Accounts payable and accrued liabilities

	in thousands of dollars
	February 28, 2025	November 30, 2024
	$	$
Trade accounts payable	297	196
Accrued liabilities	124	62
Accrued salaries and vacation	245	498
Accounts payable and accrued liabilities	666	756

Subsequent to the end of the first quarter, on March 6, 2025, approximately $145,000 of accrued salaries was settled through the issuance of common shares of the Company.

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2024	155
Net amortization	(10)
Balance as at February 28, 2025	145

(b)	Lease liabilities

The Company’s lease arrangement consists of an operating lease for the corporate office.  On July 1, 2024, the Company entered into a four-year lease for office space.  The lease has no extension option.  The lease payment is CDN$9,500 per month and the lease expires in June 2028.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Three months ended	Three months ended
	February 28, 2025	February 29, 2024
	$	$
Operating lease costs	13	49
Variable lease costs	8	58
Total lease expense	21	107

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

As at February 28, 2025, the weighted-average remaining lease term is 3.2 years and the weighted-average discount rate is 9%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	10

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

Supplemental cash flow information relating to our leases during the three-month period ending February 28, 2025 is as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was $11,708.

Future minimum payments relating to the lease recognized in our balance sheet as of February 28, 2025 are as follows:

in thousands of dollars
February 28, 2025
Fiscal year	$
2025	35
2026	47
2027	48
2028	24
2029	—
Total undiscounted lease payments	154
Effect of discounting	(20)
Present value of lease payments recognized as lease liability	134
Less: current portion of lease liability	(36)
Long-term portion of lease liability	98

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2024	161,085,313	190,503
Exercise of options	263,333	195
Restricted Share Units	2,647,945	1,863
Services settled by common shares	24,260	30
February 28, 2025, issued and outstanding	164,020,851	192,591

(a)	Stock options

During the three-month period ended February 28, 2025, the Company granted 2,125,000 stock options (2024 - 2,775,000 stock options) at an exercise price of CDN$1.52 (2024 - CDN$0.59) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to each of these option grants was CDN$0.87 (2024 - CDN$0.27).

For the three-month period ended February 28, 2025, Trilogy recognized a stock-based compensation charge of $0.7 million (2024 - $0.3 million) for stock options granted to directors, employees and service providers, net of estimated forfeitures.

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	11

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for the three-month period ended February 28, 2025 are as provided below.

	February 28, 2025	November 30, 2024
Risk-free interest rates	2.85%	3.84%
Exercise price	CDN$1.52	CDN$0.59
Expected life	3 years	3 years
Expected volatility	89.3%	65.5%
Expected dividends	Nil	Nil

As at February 28, 2025, there were 1,925,004 non-vested stock options outstanding with a weighted average exercise price of CDN$1.12. The unvested stock option expense not yet recognized was $0.6 million.  This expense is expected to be recognized over the next twenty-two months.

A summary of the Company’s stock options outstanding and changes during the three-month period ended February 28, 2025 is as follows:

		February 28, 2025
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the period	13,630,234	1.77
Granted	2,125,000	1.52
Exercised	(263,333)	0.71
Expired	(1,345,000)	3.02
Balance – end of the period	14,146,901	1.63

During the three-month period ended February 28, 2025, the Company issued 263,333 common shares (2024 – nil) of the Company on the exercise of stock options with a weighted average price of CAD$0.71 per share. The Company also reclassified $0.1 million from reserves to share capital on exercise of these stock options.

The following table summarizes information about the stock options outstanding at February 28, 2025.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.59 to $1.00	5,555,001	3.25	0.69	4,729,998	0.71	825,003
$1.01 to $2.00	2,125,000	4.77	1.52	1,024,999	1.52	1,100,001
$2.01 to $3.00	6,466,900	0.81	2.48	6,466,900	2.48	—
	14,146,901	2.36	1.63	12,221,897	1.71	1,925,004

The aggregate intrinsic value of vested stock options (the market value less the exercise price) at February 28, 2025 was $6.0 million (2024 - $Nil) and the aggregate intrinsic value of exercised stock options for the three-month period ending February 28, 2025 was $0.2 million (2024 - $Nil).

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	12

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

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

A summary of the Company’s unit plans and changes during the three-month period ending February 28, 2025 is as follows:

	Number of RSUs	Number of DSUs	Number of Fixed DSUs
Balance – beginning of the period	2,793,339	3,133,412	—
Granted	1,677,204	72,943	180,000
Vested/Converted	(2,672,205)	—	—
Balance – end of the period	1,798,338	3,206,355	180,000

For the three-month period ending February 28, 2025, Trilogy recognized a combined RSU and DSU stock-based compensation charge of $1.4 million (2024 - $1.5 million), net of estimated forfeitures.

7)    Fair value accounting

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement.  The three levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and  then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The majority of the Company’s cash and cash equivalents are held with a single Canadian Financial Institution and is uninsured as at February 28, 2025.

The Company did not have any financial assets and liabilities that were measured and recognized at fair value as at February 28, 2025.

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	13

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

8) Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b) above.

9) Supplemental cash flow information

in thousands of dollars
	Three months ended	Three months ended
	February 28, 2025	February 29, 2024
	$	$
Interest received	182	2

10) Subsequent events

On March 3, 2025, pursuant to previous elections, the Board of Directors were granted 153,035 DSUs in settlement of approximately $82,000 of director fees.

On March 6, 2025, senior management were granted 298,263 RSUs in lieu of cash salaries of approximately $145,000, all vesting immediately.

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended February 28, 2025

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis (“MD&A”) contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; perceived merit of properties, exploration results and budgets, the Company and Ambler Metals’ funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects (the “UKMP”, as defined below), sufficiency of the Ambler Metals’ cash to fund the UKMP, market prices for precious and base metals, statements regarding the Ambler Access Project (also known as the Ambler Mining District Industrial Access Project, “AMDIAP”), or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the UKMP;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	15

●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matter;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	16

●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	changes in U.S. laws and policies regulating international trade, including currently imposed and any future potential tariffs;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	17

●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American Stock Exchange (“NYSE American”), the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards(“FASB”), and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K for the fiscal year ended November 30, 2024, filed with the Canadian securities regulatory authorities and the SEC on February 14, 2025, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated April 2, 2025 and provides an analysis of our unaudited condensed interim financial results for the quarter ended February 28, 2025 compared to the quarter ended February 29, 2024.

The following information should be read in conjunction with our February 28, 2025 unaudited condensed interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2024. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Richard Gosse, P.Geo., Vice President, Exploration of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and S-K 1300, and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the TSX and the NYSE American under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K for the fiscal year ended November 30, 2024, is available on SEDAR+ at www.sedarplus.ca and on EDGAR at www.sec.gov.

Description of business

We are a base metals exploration company focused on the exploration and development of mineral properties, through our equity investee, in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly owned subsidiary, NovaCopper US Inc. which is doing business as Trilogy Metals US (“Trilogy Metals US”). The UKMP were contributed into a 50/50 joint venture named Ambler Metals LLC (“Ambler Metals”) between Trilogy and South32 Limited (“South32”) on February 11, 2020 (see below). The projects contributed to Ambler Metals consist of: i) the Ambler lands which host the Arctic copper-zinc-lead-gold-silver project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc., a regional Alaska

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	18

Native Corporation, which hosts the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets. The Company may also conduct early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

Corporate and project activities

Bornite Preliminary Economic Assessment

On January 15, 2025, the Company announced the positive results of its Preliminary Economic Assessment Study (“Bornite PEA”) for the Bornite copper project.  Highlights of the Bornite PEA include the following:

●	1.9 billion pounds of copper over 17-year mine life;
●	Potential to extend mine activity for the Upper Kobuk Mineral Projects to over 30 years;
●	Pre-tax net present value (“NPV”)8% of $552.0 million and an internal rate of return (“IRR”) of 23.6%; and
●	After-tax NPV8% of $394.0 million and after-tax IRR of 20.0%.

The Bornite PEA describes the technical and economic viability of establishing an underground mining operation for a 6,000 tonne-per-day operation with a 17-year mine life.  The Bornite PEA assumes re-purposing the infrastructure described in the Company’s current Feasibility Study for the Arctic Project for the use with the Bornite Project once the Arctic deposit has been depleted.  More information on the Arctic Feasibility Study and the Bornite PEA can be accessed on the Company’s website at www.trilogymetals.com.

Budget -Trilogy

The Company has a 2025 fiscal year cash budget totaling $3.1 million.  For the three-month period ended February 28, 2025, we used $0.8 million in operating activities mainly for personnel costs, professional fees, regulatory and office expenses compared with budgeted cash expenditures totaling $1.0 million.

Budget - Ambler Metals LLC

The board of Ambler Metals approved a 2025 fiscal year budget totaling $5.8 million to support external and community affairs, to maintain the State of Alaska mineral claims in good standing, and for the maintenance of physical assets.  During the three-month period ended February 28, 2025, Ambler Metals expended $1.2 million on salaries and wages, professional fees, engineering, project support costs and mineral property expenses, and the Ambler Access Project costs mainly for subsistence committee meetings and community relations, compared with the budget of $1.0 million.

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	19

Summary of results

	in thousands of US dollars, except share and per share amounts

	Three months ended
	February 28, 2025	February 29, 2024
	$	$
General and administrative	343	415
Investor relations	16	12
Professional fees	447	200
Salaries	207	191
Salaries and directors' expense – stock-based compensation	2,230	1,999
Share of loss on equity investment	581	793
Comprehensive loss for the year	(3,623)	(3,601)
Basic and diluted loss per common share	(0.02)	(0.02)

For the three-month period ended February 28, 2025, we reported a net loss of $3.6 million comparable to a net loss of $3.6 million for the three-month period ended February 29, 2024. Comparing the first quarter of 2025 to first quarter of 2024, there was an increase of $0.2 million in professional fees due to increased consulting and legal fees related to the Bornite PEA and the Company’s Base Shelf Prospectus filing, offset by a decrease of $0.2 million in our share of losses of Ambler Metals due to reduction in activities at the Ambler Access Project.

Liquidity and capital resources

We expended $0.7 million on operating activities during the three-month period ending February 28, 2025 with the majority of cash spent on professional fees to complete the Bornite preliminary economic assessment and related technical reports and American and Canadian securities commission fees related to our annual regulatory filings, annual fees paid to the Toronto Stock Exchange and the NYSE American Exchange and corporate salaries.

As at February 28, 2025, we had $25.2 million in cash and cash equivalents and working capital (current assets less current liabilities) of $24.6 million. There is sufficient cash on hand to fund the approved fiscal 2025 budget of $3.1 million.

All project related costs are funded by Ambler Metals. Ambler Metals had $6.5 million in cash and cash equivalents and $6.4 million in working capital as at February 28, 2025. There are sufficient funds at Ambler Metals to fund this fiscal year’s approved budget of $5.8 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

As at April 2, 2025, we had 164,216,410 common shares issued and outstanding. As at April 2, 2025, we had 14,085,234 stock options outstanding with a weighted-average exercise price of CDN$1.63, 3,443,888 Deferred Share Units (“DSUs”), and 1,798,338 Restricted Share Units (“RSUs”) outstanding. As at April 2, 2025we hold 5,144 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board.  A total of 859 common shares will be issued upon redemption of the NovaGold DSUs. Upon the exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 19,328,319 common shares.

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	20

New accounting pronouncements

Updates to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”.  AUS 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets.  The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted.  The Company is evaluating the impact of the guidance on the consolidated financial statements or disclosures.

Updates to Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company is evaluating the impact of the guidance on the consolidated financial statements.

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

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	21

Stock-based compensation

Compensation expense for stock options granted to employees, directors and certain service providers is determined based on estimated fair values of the stock options at the time of grant using the Black-Scholes option pricing model, which takes into account, as of the grant date, the fair market value of the shares, expected volatility, expected life, expected forfeiture rate, expected dividend yield and the risk-free interest rate over the expected life of the option. The use of the Black-Scholes option pricing model requires input estimation of the expected life of the option, volatility, and forfeiture rate which can have a significant impact on the valuation model, and resulting expense recorded.

Additional information

Additional information regarding the Company, including our annual report on Form 10-K for the fiscal year ended November 30, 2024, is available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com. Information contained on our website is not incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of February 28, 2025. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

Internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 - Certification of Disclosure in Issuer’s Annual and Interim Filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended February 28, 2025 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of its business. We are not aware of any material current, pending, or threatened litigation.

Item 1A. Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K for the fiscal year ended November 30, 2024 (“Form 10-K”) which is available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.  There have been no material changes to the risk factors set forth in Trilogy’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5. Other Information

a)	None.
b)	None.
c)	During the quarterly period ended February 28, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	23

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 2, 2025	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended February 28, 2025	25