Form 10-Q
period 2025-05-31
Trilogy Metals Inc.
filed 2025-07-10
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2025

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

As of July 10, 2025, the registrant had 164,241,410 common shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Condensed Interim Consolidated Balance Sheets

(unaudited)

	in thousands of US dollars
	May 31, 2025	November 30, 2024
	$	$
Assets
Current assets
Cash and cash equivalents	24,616	25,834
Accounts receivable	20	16
Deposits and prepaid amounts	59	195
Total current assets	24,695	26,045

Investment in Ambler Metals LLC (note 3)	106,152	107,497
Right of use asset (note 5(a))	136	155
Total assets	130,983	133,697

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	835	756
Current portion of lease liability (note 5b)	39	37
Total current liabilities	874	793

Long-term portion of lease liability (note 5(b))	93	110
Total liabilities	967	903

Shareholders' equity
Share capital (note 6) – unlimited common shares authorized, no par value issued – 164,241,410 (2024 – 161,085,313)	192,866	190,503
Contributed surplus	118	118
Contributed surplus – options (note 6(a))	29,576	28,801
Contributed surplus – units (note 6(b))	3,656	3,772
Deficit	(96,200)	(90,400)
Total shareholders' equity	130,016	132,794
Total liabilities and shareholders' equity	130,983	133,697

Subsequent Events (note 10)

(See accompanying notes to the condensed interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	3

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts
	For the three months ended		For the six months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
	$	$	$	$
Expenses
Amortization	—	2	—	3
Foreign exchange (gain) loss	—	(1)	(11)	1
General and administrative	353	319	696	734
Investor relations	18	19	34	31
Professional fees	612	192	1,059	392
Salaries	316	178	523	369
Salaries and directors expense – stock-based compensation	367	509	2,597	2,508
Total expenses	1,666	1,218	4,898	4,038
Other items
Interest and other income	(248)	(46)	(430)	(48)
Services agreement income	(5)	(15)	(13)	(25)
Share of loss on equity investment (note 3(b))	764	602	1,345	1,395
Loss and comprehensive loss for the period	(2,177)	(1,759)	(5,800)	(5,360)
Basic loss per common share	(0.01)	(0.01)	(0.04)	(0.03)
Diluted loss per common share	(0.01)	(0.01)	(0.04)	(0.03)
Basic weighted average number of common shares outstanding	164,199,342	160,168,185	163,523,974	158,925,539
Diluted weighted average number of common shares outstanding	164,199,342	160,168,185	163,523,974	158,925,539

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	4

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2023	155,925,990	187,886	118	28,237	3,127	(81,813)	137,555
Restricted Share Units	3,633,065	1,804	—	—	(1,804)	—	—
Joint venture contribution	143,507	112	—	—	—	—	112
Services settled by common shares	64,368	30	—	—	—	—	30
Stock-based compensation	—	—	—	318	1,681	—	1,999
Loss for the period	—	—	—	—	—	(3,601)	(3,601)
Balance – February 29, 2024	159,766,930	189,832	118	28,555	3,004	(85,414)	136,095
Restricted Share Units	353,347	155	—	—	(155)	—	—
Services settled by common shares	66,511	30	—	—	—	—	30
Stock-based compensation	—	—	—	92	417	—	509
Loss for the period	—	—	—	—	—	(1,759)	(1,759)
Balance – May 31, 2024	160,186,788	190,017	118	28,647	3,266	(87,173)	134,875

Balance – November 30, 2024	161,085,313	190,503	118	28,801	3,772	(90,400)	132,794
Exercise of options	263,333	195	—	(64)	—		131
Restricted Share Units	2,647,945	1,863	—	—	(1,863)	—	—
Services settled by common shares	24,260	30	—	—	—	—	30
Stock-based compensation	—	—	—	738	1,520	—	2,258
Loss for the period	—	—	—	—	—	(3,623)	(3,623)
Balance – February 28, 2025	164,020,851	192,591	118	29,475	3,429	(94,023)	131,590
Exercise of options	86,667	110	—	(39)	—	—	71
Restricted Share Units	119,906	145	—	—	(145)	—	—
Services settled by common shares	13,986	20	—	—	—	—	20
Stock-based compensation	—	—	—	140	372	—	512
Loss for the period	—	—	—	—	—	(2,177)	(2,177)
Balance – May 31, 2025	164,241,410	192,866	118	29,576	3,656	(96,200)	130,016

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	5

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the six months ended
	May 31, 2025	May 31, 2024
	$	$
Cash flows used in operating activities
Loss for the period	(5,800)	(5,360)
Adjustments to reconcile net loss to cash flows used in operating activities
Amortization	—	3
Consulting fees settled by common shares	30	60
Office lease accounting	2	64
Loss on equity investment in Ambler Metals LLC	1,345	1,395
Unrealized foreign exchange gain	(3)	(1)
Stock-based compensation	2,597	2,508
Net change in non-cash working capital
(Increase) Decrease in accounts receivable	(4)	18
Decrease in deposits and prepaid amounts	136	213
Increase in accounts payable and accrued liabilities	272	31
Total cash flows used in operating activities	(1,425)	(1,069)
Cash flows from financing activities
Proceeds from exercise of options	202	—
Total cash flows from financing activities	202	—
Cash flows from investing activities
Return of capital from Ambler Metals LLC	—	12,500
Total cash flows from investing activities	—	12,500
Change in cash	(1,223)	11,431
Effect of exchange rate on cash	5	1
Cash – beginning of the year	25,834	2,590
Cash – end of the period	24,616	14,022

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	6

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

These condensed interim consolidated financial statements include all adjustments necessary for the fair statement of the Company’s financial position as of May 31, 2025 and our results of operations and cash flows for the six-month periods ended May 31, 2025 and May 31, 2024. The results of operations for the six-month period ended May 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2025.

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

These condensed interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on July 9, 2025.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	7

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

Ambler Metals is a company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of May 31, 2025, totaled $106.2 million (2024 - $121.2 million).

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	8

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $0.8 million for the three-month period ending May 31, 2025 (2024 - $0.6 million) and $1.3 million for the six-month period ending May 31, 2025 (2024 - $1.4 million). The carrying value of Trilogy’s 50% investment in Ambler Metals as at May 31, 2025 is summarized on the following table.

in thousands of dollars
$
November 30, 2024, Investment in Ambler Metals	107,497
Share of loss on equity investment for the six-month period ending May 31, 2025	(1,345)
May 31, 2025, Investment in Ambler Metals	106,152

(c) Related party transactions

During the six-month period ended May 31, 2025, the Company charged $13,000 (2024 - $25,000) related to administrative and accounting services in connection with a service agreement between the Company and Ambler Metals. In addition, the Company received payments of $92,200 (2024 - $52,000) related to operating expenses paid on behalf of Ambler Metals pursuant to the service agreement.

4)    Accounts payable and accrued liabilities

	in thousands of dollars
	May 31, 2025	November 30, 2024
	$	$
Trade accounts payable	249	196
Accrued liabilities	477	62
Accrued salaries and vacation	109	498
Accounts payable and accrued liabilities	835	756

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2024	155
Net amortization	(19)
Balance as at May 31, 2025	136

(b)	Lease liabilities

The Company’s lease arrangement consists of an operating lease for the corporate office.  On July 1, 2024, the Company entered into a four-year lease for office space expiring in June 2028.  The lease has no extension option.  The current monthly lease payment is approximately CDN$9,500 consisting of both base rent and variable operating costs.

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	9

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Six months ended	Six months ended
	May 31, 2025	May 31, 2024
	$	$
Operating lease costs	25	97
Variable lease costs	5	95
Total lease expense	30	192

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.  For the six-month period ended May 31, 2025, variable lease costs have been reduced by a refund received for adjusted operating costs.

As at May 31, 2025, the weighted-average remaining lease payment term is 2.9 years and the weighted-average discount rate is 9%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash flow information relating to our leases during the six-month period ending May 31, 2025 is as follows:

●	Cash paid for base rent included in the measurement of lease liabilities was $23,597

Future minimum payments relating to the lease recognized in our balance sheet as of May 31, 2025 are as follows:

in thousands of dollars
May 31, 2025
Fiscal year	$
2025	25
2026	50
2027	50
2028	25
2029	—
Total undiscounted lease payments	150
Effect of discounting	(18)
Present value of lease payments recognized as lease liability	132
Less: current portion of lease liability	(39)
Long-term portion of lease liability	93

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	10

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	Ascribed value
		$
November 30, 2024	161,085,313	190,503
Exercise of options	350,000	305
Shares issued from Restricted Share Units	2,767,851	2,008
Services settled by common shares	38,246	50
May 31, 2025, issued and outstanding	164,241,410	192,866

The Company filed a final short form base shelf prospectus with the securities commissions in each of the provinces and territories of Canada (the “Canadian Base Shelf Prospectus”), and a corresponding shelf registration statement on Form S-3 (the “Registration Statement” together with the Canadian Base Shelf Prospectus, the “Base Shelf Prospectus”) with the United States Securities and Exchange Commission (“SEC”) allowing for the future issuance, from time to time, of up to US$50 million in common shares of the Company (the “Common Shares”), warrants to purchase Common Shares, share purchase contracts of the Company, subscription receipts and units comprised of some or all of the foregoing securities (collectively, the “Securities”). Any amounts, prices and terms will be determined based on market conditions at the time of an offering and will be set out in an accompanying prospectus supplement.  The final Base Shelf Prospectus became effective on April 14, 2025.  The Canadian Base Shelf Prospectus will remain effective for 25 months, while the Registration Statement will remain effective for three years.

On May 27, 2025, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with BMO Nesbitt Burns Inc., Cantor Fitzgerald Canada Corporation (the “Canadian Agents”), BMO Capital Markets Corp. and Cantor Fitzgerald & Co. (the “U.S. Agents” together with the Canadian Agents, the “Agents”) for an at-the-market equity program (“ATM Program”) to distribute up to US$25 million of Common Shares of the Company.  As of May 31, 2025, the Company has not utilized the ATM Program.

(a)	Stock options

During the three-month period ended February 28, 2025, the Company granted 2,125,000 stock options (2024 - 2,775,000 stock options) at an exercise price of CDN$1.52 (2024 - CDN$0.59) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to each of these option grants was $0.59 (2024 - $0.20).  No grants were made during the  respective three-month period ended May 31, 2025 and 2024.

For the six-month period ended May 31, 2025, Trilogy recognized a stock-based compensation charge of $0.9 million (2024 - $0.4 million) for stock options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	11

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

Assumptions used in the pricing model for options granted in the six-month period ended May 31, 2025 are as provided below.

May 31, 2025
Risk-free interest rates	2.85%
Exercise price	CDN$1.52
Expected life	3 years
Expected volatility	89.3%
Expected dividends	Nil

As at May 31, 2025, there were 1,925,004 non-vested stock options outstanding with a weighted average exercise price of CDN$1.12. The unvested stock option expense not yet recognized was $0.4 million.  This expense is expected to be recognized over the next nineteen months.

A summary of the Company’s stock options outstanding and changes during the six-month period ended May 31, 2025 is as follows:

		May 31, 2025
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the year	13,630,234	1.77
Granted	2,125,000	1.52
Exercised	(350,000)	0.82
Expired	(3,390,000)	2.75
Balance – end of the period	12,015,234	1.48

During the six-month period ended May 31, 2025, the Company issued 350,000 common shares (2024 – nil) of the Company on the exercise of stock options with a weighted average price of CDN$0.82 per share. The Company also reclassified $0.1 million from reserves to share capital on exercise of these stock options.

The following table summarizes information about the stock options outstanding at May 31, 2025.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.59 to $1.00	5,513,334	3.00	0.69	4,688,331	0.71	825,003
$1.01 to $2.00	2,080,000	4.52	1.52	979,999	1.52	1,100,001
$2.01 to $3.00	4,421,900	0.82	2.44	4,421,900	2.44	—
	12,015,234	2.46	1.48	10,090,230	2.15	1,925,004

The aggregate intrinsic value of vested stock options (the market value less the exercise price) at May 31, 2025 was $4.0 million (2024 - $Nil) and the aggregate intrinsic value of exercised stock options for the six-month period ending May 31, 2025 was $0.3 million (2024 - $Nil).

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	12

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

A summary of the Company’s unit plans and changes during the six-month period ending May 31, 2025 is as follows:

	Number of RSUs	Number of DSUs	Number of Fixed DSUs
Balance – beginning of the year	2,793,339	3,133,412	—
Granted	1,811,096	72,943	237,533
Settled in common shares	(2,806,097)	—	—
Balance – end of the period	1,798,338	3,206,355	237,533

For the six-month period ending May 31, 2025, Trilogy recognized a combined RSU and DSU stock-based compensation charge of $1.4 million (2024 - $1.6 million), net of estimated forfeitures.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and  then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The majority of the Company’s cash and cash equivalents is held with a single Canadian Financial Institution and is uninsured as at May 31, 2025.

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accrued expenses and accounts payable approximate fair value due to the short-term nature of these instruments.

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	13

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

8) Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b) above.

9) Supplemental cash flow information

in thousands of dollars
	Six months ended	Six months ended
	May 31, 2025	May 31, 2024
	$	$
Interest received	433	48

10) Subsequent events

On June 2, 2025, pursuant to previous elections, the Board of Directors were granted 67,073 DSUs in settlement of approximately $82,000 of director fees.

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended May 31, 2025

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis (“MD&A”) contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s work programs and budgets; the aggregate value of common shares that may be issued pursuant to the at-the-market equity offering program and the anticipated use of net proceeds; perceived merit of properties, exploration results and budgets, the Company and Ambler Metals’ funding requirements, mineral reserves and resource estimates, work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project, timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects (the “UKMP”, as defined below), sufficiency of the Ambler Metals’ cash to fund the UKMP, market prices for precious and base metals, statements regarding the Ambler Access Project (also known as the Ambler Mining District Industrial Access Project, “AMDIAP”), or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the UKMP;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	15

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matters;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	16

●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred, indicated and measured mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	uncertainty related to successfully acquiring commercially mineable mineral rights;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	risks related to industry competition in the acquisition of exploration properties and the recruitment and retention of qualified personnel;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	17

●	changes in U.S. laws and policies regulating international trade, including currently imposed and any future potential tariffs;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act;
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American Stock Exchange (“NYSE American”), the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards(“FASB”), and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	the need for future financing;
●	risks related to the sales by existing shareholders;
●	risks related to the possible utilization of the ATM Program;
●	loss of the entire investment;
●	risks related to the Company’s use of proceeds from the sale of its securities;
●	risks associated with negative operating cash flow;
●	the uncertainty of maintaining a liquid trading market for the common shares; and
●	the absence of a public market for certain of the securities.

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

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated July 10, 2025 and provides an analysis of our unaudited condensed interim consolidated financial results for the quarter ended May 31, 2025 compared to the quarter ended May 31, 2024.

The following information should be read in conjunction with our May 31, 2025 unaudited condensed interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2024. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	18

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

Description of business

We are a base metals exploration company focused on the exploration and development of mineral properties, through our equity investee, in the Ambler mining district located in Alaska, U.S.A. We conduct our operations through a wholly owned subsidiary, NovaCopper US Inc., which is doing business as Trilogy Metals US (“Trilogy Metals US”). The UKMP were contributed into a 50/50 joint venture named Ambler Metals LLC (“Ambler Metals”) between Trilogy and South32 Limited (“South32”) on February 11, 2020 (see below). The projects contributed to Ambler Metals consist of: i) the Ambler lands which host the Arctic copper-zinc-lead-gold-silver project (the “Arctic Project”); and ii) the Bornite lands being explored under a collaborative long-term agreement with NANA Regional Corporation, Inc., a regional Alaska Native Corporation, which hosts the Bornite carbonate-hosted copper project (the “Bornite Project”) and related assets. The Company may also conduct early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

Corporate and project activities

Annual General Meeting

The Annual General Meeting of shareholders was held on May 13, 2025.  All directors nominated by the Company were elected by shareholders of the Company, with each director receiving greater than 94% of the votes cast.  The shareholders also voted in favour of all other items of business including the continuation of the Company’s Restricted Share Unit Plan and Deferred Share Unit Plan.

Base Shelf Prospectus

The Company filed a final short form base shelf prospectus base shelf prospectus with the securities commissions in each of the provinces and territories of Canada (the “Canadian Base Shelf Prospectus”), and a corresponding shelf registration statement on Form S-3 (the “Registration Statement” together with the Canadian Base Shelf Prospectus, the “Base Shelf Prospectus”) with the United States Securities and Exchange Commission (“SEC”) allowing for the future issuance, from time to time, of up to US$50 million in common shares of the Company (the “Common Shares”), warrants to purchase Common Shares, share purchase contracts of the Company, subscription receipts and units comprised of some or all of the foregoing securities (collectively, the “Securities”). Any amounts, prices and terms will be determined based on market conditions at the time of an offering and will be set out in an accompanying prospectus supplement. The final Base Shelf Prospectus became effective on April 14, 2025.  The Canadian Base Shelf Prospectus will remain effective for 25 months, while the Registration Statement will remain effective for three years.

At-The-Market Offering

On May 27, 2025, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with BMO Nesbitt Burns Inc., Cantor Fitzgerald Canada Corporation (the “Canadian Agents”), BMO Capital Markets Corp. and Cantor Fitzgerald & Co. (the “U.S. Agents” together with the Canadian Agents, the “Agents”) for an at-the-market equity program (“ATM Program”).  On the same date, the Company filed a prospectus supplement (the “Prospectus Supplement”) to the Canadian Base Shelf Prospectus and the US shelf registration statement on Form S-3 qualifying the distribution of the

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	19

Common Shares under the ATM Program.  Under the ATM Program and pursuant to the Distribution Agreement and the Prospectus Supplement, the Company may sell up to US$25 million of Common Shares.  The Common Shares sold under the ATM Program, if any, will be sold at the prevailing market price at the time of sale.  The net proceeds of any such sales under the ATM Program are anticipated to be used for continued development of the UKMP and for general corporate purposes.

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

Budget -Trilogy

The Company has a 2025 fiscal year cash budget totaling $3.1 million.  For the three-month period ended May 31, 2025, we spent $1.2 million compared to budgeted cash expenditures of $1.0 million.  We incurred unplanned expenditures during the second quarter of $0.7 million for the Base Shelf Prospectus and ATM program, offset by the timing of our annual insurance payment of $0.5 million which we fully paid after the quarter ended, in June 2025.  For the six-month period ended May 31, 2025, we spent $2.0 million primarily for personnel costs, professional fees, regulatory and office expenses comparable with budgeted cash expenditures totaling $2.0 million.  Our overall corporate expenditures are tracking as planned except for the costs associated with the establishment of the Base Shelf Prospectus and ATM program.

Budget - Ambler Metals LLC

The board of Ambler Metals approved a 2025 fiscal year budget totaling $5.8 million to support external and community affairs, to maintain the State of Alaska mineral claims in good standing, and for the maintenance of physical assets. For the six-month period ended May 31, 2025, Ambler Metals spent $1.9 million in expenses primarily related to salaries and wages, professional fees, engineering, and project support. This compared to a budget amount of $2.2 million, resulting in expenditures being under budget by $0.3 million.  The variance was mainly due to delayed hiring and lower than expected general administrative expenses.

In addition, the board of Ambler Metals approved a supplemental budget of $0.6 million to support the Ambler Access Project for the same six-month period ended May 31, 2025.  For the six-month ended May 31, 2025, Ambler Metals incurred $0.4 million related to the Ambler Access Project costs, primarily consisting of subsistence committee meetings and community relations activities.

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	20

Summary of results

	in thousands of US dollars, except share and per share amounts
	Three months ended		Six months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
	$	$	$	$
General and administrative	353	319	696	734
Investor relations	18	19	34	31
Professional fees	612	192	1,059	392
Salaries	316	178	523	369
Salaries and directors expense – stock-based compensation	367	509	2,597	2,508
Share of loss on equity investment	764	602	1,345	1,395
Comprehensive loss for the year	(2,177)	(1,759)	(5,800)	(5,360)
Basic and diluted loss per common share	(0.01)	(0.01)	(0.04)	(0.03)

For the three-month period ended May 31, 2025, we reported a net loss of $2.2 million compared to a net loss of $1.8 million for the three-month period ended May 31, 2024. The increase in comprehensive loss in the second quarter of 2025, compared to the same quarter in 2024, was primarily driven by higher regulatory expenses and legal fees related to the Company’s Base Shelf Prospectus and ATM Program.  For the three-month period ended May 31, 2025, salaries increased due to executives receiving 100% of their base compensation in cash starting on March 1, 2025.  In comparison, during the same period in 2024, all of the base salary for the Company’s Chief Executive Officer and one-third of the base salaries for the other executives was paid in Restricted Share Units (“RSUs”) as part of a multi-year cash conservation initiative, which was recorded in stock-based compensation.  The increase in salaries was offset by a corresponding decrease in salaries and directors expense - stock-based compensation. The increase in our share of loss of Ambler Metals was primarily driven by higher professional consulting fees related to engineering activities incurred during the second quarter and partially offset by a reduction in overall activities at the Ambler Access Project.

For the six-month period ended May 31, 2025, we reported a net loss of $5.8 million, compared to a net loss of $5.4 million for the same period in 2024.  The increase was primarily driven by higher regulatory expenses and legal fees related to the Company’s Base Shelf Prospectus and ATM Program of $0.7 million, as well as fees related to the preparation of the Bornite preliminary economic assessment study (the “Bornite PEA”) of $0.2 million. Salaries increased due to executives receiving 100% of their base compensation in cash starting on March 1, 2025.  In comparison, during the same period in 2024, a portion of executive compensation was paid in RSUs.  Our share of losses from Ambler Metals for the six-month period ended May 31, 2025 remained comparable to the same period in 2024. Additionally, overall corporate costs were partially offset by $0.4 million in interest income earned.

Liquidity and capital resources

During the six-month period ending May 31, 2025, we used $1.4 million in operating activities.  The majority of these funds was spent on corporate salaries, professional fees to complete the Bornite PEA, and the establishment of the Shelf Base Prospectus and ATM Program along with related regulatory filing fees with the United States and Canadian securities commissions.  In addition, the Company incurred annual listing fees for the NYSE American Exchange and the Toronto Stock Exchange during the first fiscal quarter.  These outflows were partially offset by $0.4 million in interest income earned .

As at May 31, 2025, we had $24.6 million in cash and cash equivalents and working capital, which we define as current assets less current liabilities, of $23.8 million. There is sufficient cash on hand to fund the approved fiscal 2025 cash budget of $3.1 million.

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	21

To ensure sufficient liquidity in the future to support our operations, administration expenses and contributions for our share of Ambler Metals, we have an effective Base Shelf Prospectus that allows for the future issuance, from time to time, up to US$50.0 million in Securities.  We have also established an ATM Program whereby we may, from time to time and at our discretion, offer and sell the Common Shares having an aggregate gross sales price of up to US$25.0 million under the ATM Program, through the Agents, at the prevailing market price at the time of sale.  As at July 10, 2025, we have not utilized the ATM program.

We believe our current cash position is sufficient to meet our working capital requirement for the next 12 months.  Additionally, we have access to capital markets to support any future funding needs related to joint venture contributions.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

As at July 10, 2025, we had 164,241,410 common shares issued and outstanding. As at July 10, 2025, we had 12,015,234 stock options outstanding with a weighted-average exercise price of CDN$1.48, 3,206,355 DSUs, 304,605 Fixed DSUs  and 1,798,338 RSUs outstanding. As at July 10, 2025 we hold 5,144 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board.  A total of 859 common shares will be issued upon redemption of the NovaGold DSUs. Upon the exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 17,325,391 common shares.

New accounting pronouncements

Updates to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”.  ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and interim disclosures of a reportable segment’s profit or loss and assets.  The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted.  The Company is evaluating the impact of the guidance on the consolidated financial statements or disclosures.

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

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	22

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

Income taxes

We must make estimates and judgments in determining the provision for income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits including interest and penalties. We are subject to income tax law in the United States and Canada. The evaluation of tax liabilities involving uncertainties in the application of complex tax regulation and is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. The evaluation of an uncertain tax position requires significant judgment, and a change in such recognition would result in an additional charge to the income tax expense and liability.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	23

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of May 31, 2025. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended May 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

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

With the exception of the addition of the below, there have been no material changes to the risk factors set forth in Trilogy’s Form 10-K.

Changes in U.S. laws and policies regulating international trade may adversely impact the Company.

The results of the recent election in the United States may result in legislative and regulatory changes that could have a material adverse effect on the Company and its financial condition. In particular, there is uncertainty regarding U.S. tariffs

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	24

and support for existing treaty and trade relationships, including with Canada. Although discussions continue between the United States and other countries, there remains significant uncertainty over whether tariffs or other restrictive trade measures or countermeasures will be implemented and, if so, the scope, impact and duration of any such measures. A trade war or new tariffs barriers may potentially lead to increases or decreases in revenues due to higher or lower metal prices, but the overall effect would depend on changes in demand, production strategies, and operational costs. Further, a trade war or new tariff barriers may potentially lead to increased costs and may result in uncertainty over mineral resources and reserve estimates in its technical reports. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for development and other costs have become increasingly difficult, if not impossible, to project.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5. Other Information

a)	None.
b)	None.
c)	During the quarterly period ended May 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	25

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

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

10.1

Equity Distribution Agreement, dated May 27, 2025, by and among Trilogy Metals Inc., BMO Nesbitt Burns Inc., Cantor Fitzgerald Canada Corporation, BMO Capital Markets Corp. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 to the Form 8-K dated May 27, 2025).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 10, 2025	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended May 31, 2025	27