Form 10-Q
period 2025-08-31
Trilogy Metals Inc.
filed 2025-10-01
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2025

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

As of September 30, 2025, the registrant had 164,311,410 common shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Condensed Interim Consolidated Balance Sheets

(unaudited)

	in thousands of US dollars
	August 31, 2025	November 30, 2024
	$	$
Assets
Current assets
Cash and cash equivalents	23,372	25,834
Accounts receivable	17	16
Deposits and prepaid amounts	344	195
Total current assets	23,733	26,045

Investment in Ambler Metals LLC (note 3)	105,261	107,497
Right of use asset (note 5(a))	126	155
Total assets	129,120	133,697

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	333	756
Current portion of lease liability (note 5b)	40	37
Total current liabilities	373	793

Long-term portion of lease liability (note 5(b))	82	110
Total liabilities	455	903

Shareholders' equity
Share capital (note 6) – unlimited common shares authorized, no par value issued – 164,291,410 (2024 – 161,085,313)	192,898	190,503
Contributed surplus	118	118
Contributed surplus – options (note 6(a))	29,712	28,801
Contributed surplus – units (note 6(b))	3,884	3,772
Deficit	(97,947)	(90,400)
Total shareholders' equity	128,665	132,794
Total liabilities and shareholders' equity	129,120	133,697

Subsequent Events (note 10)

(See accompanying notes to the condensed interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	3

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts
	For the three months ended		For the nine months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
	$	$	$	$
Expenses
Amortization	—	1	—	4
Exploration expenses	40	28	40	28
Foreign exchange (gain) loss	2	2	(9)	3
General and administrative	214	293	910	1,027
Investor relations	38	15	72	46
Professional fees	246	138	1,305	530
Salaries	251	158	774	527
Salaries and directors expense – stock-based compensation	374	506	2,971	3,014
Total expenses	1,165	1,141	6,063	5,179
Other items
Interest income and other income	(311)	(152)	(741)	(200)
Net services agreement income	2	(22)	(11)	(47)
Share of loss on equity investment (note 3(b))	891	624	2,236	2,019
Loss and comprehensive loss for the period	(1,747)	(1,591)	(7,547)	(6,951)
Basic loss per common share	(0.01)	(0.01)	(0.05)	(0.04)
Diluted loss per common share	(0.01)	(0.01)	(0.05)	(0.04)
Basic weighted average number of common shares outstanding	164,258,258	160,542,286	163,770,522	159,466,414
Diluted weighted average number of common shares outstanding	164,258,258	160,542,286	163,770,522	159,466,414

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	4

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2023	155,925,990	187,886	118	28,237	3,127	(81,813)	137,555
Restricted Share Units	3,633,065	1,804	—	—	(1,804)	—	—
Joint venture contribution	143,507	112	—	—	—	—	112
Services settled by common shares	64,368	30	—	—	—	—	30
Stock-based compensation	—	—	—	318	1,681	—	1,999
Loss for the period	—	—	—	—	—	(3,601)	(3,601)
Balance – February 29, 2024	159,766,930	189,832	118	28,555	3,004	(85,414)	136,095
Restricted Share Units	353,347	155	—	—	(155)	—	—
Services settled by common shares	66,511	30	—	—	—	—	30
Stock-based compensation	—	—	—	92	417	—	509
Loss for the period	—	—	—	—	—	(1,759)	(1,759)
Balance – May 31, 2024	160,186,788	190,017	118	28,647	3,266	(87,173)	134,875
Restricted Share Units	326,020	153	—	—	(153)	—	—
Services settled by common shares	54,706	30	—	—	—	—	30
Stock-based compensation	—	—	—	94	415	—	509
Loss for the period	—	—	—	—	—	(1,591)	(1,591)
Balance – August 31, 2024	160,567,514	190,200	118	28,741	3,528	(88,764)	133,823

Balance – November 30, 2024	161,085,313	190,503	118	28,801	3,772	(90,400)	132,794
Exercise of options	263,333	195	—	(64)	—		131
Restricted Share Units	2,647,945	1,863	—	—	(1,863)	—	—
Services settled by common shares	24,260	30	—	—	—	—	30
Stock-based compensation	—	—	—	738	1,520	—	2,258
Loss for the period	—	—	—	—	—	(3,623)	(3,623)
Balance – February 28, 2025	164,020,851	192,591	118	29,475	3,429	(94,023)	131,590
Exercise of options	86,667	110	—	(39)	—	—	71
Restricted Share Units	119,906	145	—	—	(145)	—	—
Services settled by common shares	13,986	20	—	—	—	—	20
Stock-based compensation	—	—	—	140	372	—	512
Loss for the period	—	—	—	—	—	(2,177)	(2,177)
Balance – May 31, 2025	164,241,410	192,866	118	29,576	3,656	(96,200)	130,016
Exercise of options	50,000	32	—	(10)	—	—	22
Stock-based compensation	—	—	—	146	228	—	374
Loss for the period	—	—	—	—	—	(1,747)	(1,747)
Balance – August 31, 2025	164,291,410	192,898	118	29,712	3,884	(97,947)	128,665

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	5

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the nine months ended
	August 31, 2025	August 31, 2024
	$	$
Cash flows used in operating activities
Loss for the period	(7,547)	(6,951)
Adjustments to reconcile net loss to cash flows used in operating activities
Amortization	—	4
Consulting fees settled by common shares	30	90
Office lease accounting	2	76
Loss on equity investment in Ambler Metals LLC	2,236	2,019
Unrealized foreign exchange gain	(2)	—
Stock-based compensation	2,971	3,014
Net change in non-cash working capital
(Increase) Decrease in accounts receivable	(1)	25
Decrease in deposits and prepaid amounts	(149)	(93)
Increase in accounts payable and accrued liabilities	(230)	(38)
Total cash flows used in operating activities	(2,690)	(1,854)
Cash flows from financing activities
Proceeds from exercise of options	224	—
Total cash flows from financing activities	224	—
Cash flows from investing activities
Return of capital from Ambler Metals LLC	—	25,000
Total cash flows from investing activities	—	25,000
Change in cash	(2,466)	23,146
Effect of exchange rate on cash	4	2
Cash – beginning of the year	25,834	2,590
Cash – end of the period	23,372	25,738

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	6

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

1)    Nature of operations

Trilogy Metals Inc. (“Trilogy” or the “Company”) was incorporated in British Columbia, Canada under the Business Corporations Act (British Columbia) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties, through its equity investee Ambler Metals LLC (see note 3), with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America (“US”). The Company also conducts early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

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

These condensed interim consolidated financial statements include all adjustments necessary for the fair statement of the Company’s financial position as of August 31, 2025 and our results of operations and cash flows for the nine-month periods ended August 31, 2025 and August 31, 2024. The results of operations for the nine-month period ended August 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2025.

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

These condensed interim consolidated financial statements were approved by the Company’s Audit Committee on behalf of the Board of Directors for issue on September 30, 2025.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	7

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

Updates to Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company is evaluating the impact of the guidance on the consolidated financial statements.

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

Ambler Metals is a company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of August 31, 2025, totaled $105.3 million (2024 - $108.1 million).

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	8

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss of $2.2 million equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $4.4 million for the nine-month period ending August 31, 2025. The carrying value of Trilogy’s 50% investment in Ambler Metals as at August 31, 2025 is summarized in the following table.

in thousands of dollars
$
November 30, 2024, Investment in Ambler Metals	107,497
Share of loss on equity investment for the nine-month period ending August 31, 2025	(2,236)
August 31, 2025, Investment in Ambler Metals	105,261

(c) The following table provides Ambler Metals’ balances on a 100% basis as at August 31, 2025.

in thousands of dollars
August 31, 2025
$
Cash and cash equivalents	3,749
Mineral properties	30,899
Other assets	766
Total assets	35,414

Accounts payable and accrued liabilities	622
Other liabilities	63
Total liabilities	685

Members' equity (total assets less total liabilities)	34,729

Ambler Metals’ cash and cash equivalents are held at one bank. The majority of the cash and cash equivalents is uninsured as at August 31, 2025.

(d) The following table summarizes Ambler Metals’ loss for the nine-month period ended August 31, 2025.

in thousands of dollars
For the nine months ended
August 31, 2025
$
Corporate salaries and wages	209
General and administrative	379
Mineral property expense - exclude Ambler Access Project	2,126
Professional fees	1,124
3,838
Ambler Access Project	710
Depreciation	88
Foreign exchange (gain)/loss	1
Interest and other income	(166)
Comprehensive loss	4,471

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	9

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

(e) Related party transactions

During the nine-month period ended August 31, 2025, the Company charged $102,250 (2024 - $47,000) to Ambler Metals related to administrative and accounting services in connection with a service agreement between the Company and Ambler Metals. In addition, the Company received payments of $58,080 (2024 - $64,000) related to expenses paid on behalf of Ambler Metals.

4)    Accounts payable and accrued liabilities

	in thousands of dollars
	August 31, 2025	November 30, 2024
	$	$
Trade accounts payable	141	196
Accrued liabilities	112	62
Accrued salaries and vacation	80	498
Accounts payable and accrued liabilities	333	756

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2024	155
Net amortization	(29)
Balance as at August 31, 2025	126

(b)	Lease liabilities

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

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Nine months ended	Nine months ended
	August 31, 2025	August 31, 2024
	$	$
Operating lease costs	38	122
Variable lease costs	13	103
Total lease expense	51	225

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.  For the nine-month period ended August 31, 2025, variable lease costs have been reduced by a refund received for adjusted operating costs.

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	10

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

As at August 31, 2025, the weighted-average remaining lease term is 2.6 years and the weighted-average discount rate is 9%. Significant judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash flow information relating to our leases during the nine-month period ending August 31, 2025 is as follows:

●	Cash paid for base rent included in the measurement of lease liabilities was approximately $36,000

Future minimum payments relating to the lease recognized in our balance sheet as of August 31, 2025 are as follows:

in thousands of dollars
August 31, 2025
Fiscal year	$
2025	12
2026	50
2027	51
2028	25
2029	—
Total undiscounted lease payments	138
Effect of discounting	(16)
Present value of lease payments recognized as lease liability	122
Less: current portion of lease liability	(40)
Long-term portion of lease liability	82

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	$
November 30, 2024	161,085,313	190,503
Exercise of options	400,000	337
Shares issued from Restricted Share Units	2,767,851	2,008
Services settled by common shares	38,246	50
August 31, 2025, issued and outstanding	164,291,410	192,898

The Company filed a final short form base shelf prospectus with the securities commissions in each of the provinces and territories of Canada (the “Canadian Base Shelf Prospectus”), and a corresponding shelf registration statement on Form S-3 (the “Registration Statement”, and together with the Canadian Base Shelf Prospectus, the “Base Shelf Prospectus”) with the United States Securities and Exchange Commission (“SEC”) allowing for the future issuance, from time to time, of up to $50 million in common shares of the Company (the “Common Shares”), warrants to purchase Common Shares, share purchase contracts of the Company, subscription receipts and units comprised of some or all of the foregoing securities (collectively, the “Securities”). Any amounts, prices and terms will be determined based on market conditions

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	11

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

at the time of an offering and will be set out in an accompanying prospectus supplement. The final Base Shelf Prospectus became effective on April 14, 2025. The Canadian Base Shelf Prospectus will remain effective for 25 months, while the Registration Statement will remain effective for three years.

On May 27, 2025, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with BMO Nesbitt Burns Inc., Cantor Fitzgerald Canada Corporation (the “Canadian Agents”), BMO Capital Markets Corp. and Cantor Fitzgerald & Co. (the “U.S. Agents”, and together with the Canadian Agents, the “Agents”) for an at-the-market equity program (“ATM Program”) to distribute up to $25 million of Common Shares of the Company. As of August 31, 2025, the Company has not utilized the ATM Program.

(a)	Stock options

During the three-month period ended February 28, 2025, the Company granted 2,125,000 stock options (2024 - 2,775,000 stock options) at an exercise price of CDN$1.52 (2024 - CDN$0.59) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to each of these option grants was $0.59 (2024 - $0.20). No grants were made during the  fiscal quarter ended May 31, 2025 and August 31, 2025.

For the nine-month period ended August 31, 2025, Trilogy recognized a stock-based compensation charge of $1.0 million (2024 - $0.5 million) for stock options granted to directors, employees and service providers, net of estimated forfeitures.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for stock options granted in the nine-month period ended August 31, 2025 are as provided below.

August 31, 2025
Risk-free interest rates	2.85%
Exercise price	CDN$1.52
Expected life	3 years
Expected volatility	89.3%
Expected dividends	Nil

As at August 31, 2025, there were 1,925,004 non-vested stock options outstanding with a weighted average exercise price of CDN$1.12. The unvested stock option expense not yet recognized was $0.3 million. This expense is expected to be recognized over the next sixteen months.

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	12

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

A summary of the Company’s stock options outstanding and changes during the nine-month period ended August 31, 2025 is as follows:

		August 31, 2025
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the year	13,630,234	1.77
Granted	2,125,000	1.52
Exercised	(400,000)	0.79
Expired	(3,640,000)	2.75
Balance – end of the period	11,715,234	1.45

During the nine-month period ended August 31, 2025, the Company issued 400,000 common shares (2024 – nil) of the Company on the exercise of stock options with a weighted average price of CDN$0.79 per share. The Company also reclassified $0.1 million from reserves to share capital on exercise of these stock options.

The following table summarizes information about the stock options outstanding at August 31, 2025.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.59 to $1.00	5,463,334	2.74	0.69	4,638,331	0.71	825,003
$1.01 to $2.00	2,080,000	4.27	1.52	979,999	1.52	1,100,001
$2.01 to $3.00	4,171,900	0.61	2.42	4,171,900	2.42	—
	11,715,234	2.25	1.45	9,790,230	1.52	1,925,004

The aggregate intrinsic value of vested stock options (the market value less the exercise price) at August 31, 2025 was $6.1 million (2024 - $Nil) and the aggregate intrinsic value of exercised stock options for the nine-month period ending August 31, 2025 was $0.3 million (2024 - $Nil).

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	13

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

A summary of the Company’s unit plans and changes during the nine-month period ending August 31, 2025 is as follows:

	Number of RSUs	Number of DSUs	Number of Fixed DSUs
Balance – beginning of the year	2,793,339	3,133,412	—
Granted	1,811,096	72,943	304,605
Settled in common shares	(2,806,097)	—	—
Balance – end of the period	1,798,338	3,206,355	304,605

For the nine-month period ending August 31, 2025, Trilogy recognized a combined RSU and DSU stock-based compensation charge of $2.0 million (2024 - $2.5 million), net of estimated forfeitures.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and  then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The majority of the Company’s cash and cash equivalents is held with a single Canadian Financial Institution and is uninsured as at August 31, 2025.

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accrued expenses and accounts payable approximate fair value due to the short-term nature of these instruments.

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	14

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

8) Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b) above.

9) Supplemental cash flow information

in thousands of dollars
	Nine months ended	Nine months ended
	August 31, 2025	August 31, 2024
	$	$
Interest received	741	200

10) Subsequent events

On September 2, 2025, pursuant to previous elections, the Board of Directors were granted 49,343 DSUs in settlement of approximately $82,000 of director fees.

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended August 31, 2025

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the UKMP;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;
●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	16

●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matters;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	17

●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred, indicated and measured mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	uncertainty related to successfully acquiring commercially mineable mineral rights;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	risks related to industry competition in the acquisition of exploration properties and the recruitment and retention of qualified personnel;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	18

●	changes in U.S. laws and policies regulating international trade, including currently imposed and any future potential tariffs;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act;
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American Stock Exchange (“NYSE American”), the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards(“FASB”), and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	the need for future financing;
●	risks related to the sales by existing shareholders;
●	risks related to the possible utilization of the ATM Program;
●	loss of the entire investment;
●	risks related to the Company’s use of proceeds from the sale of its securities;
●	risks associated with negative operating cash flow;
●	the uncertainty of maintaining a liquid trading market for the common shares; and
●	the absence of a public market for certain of the securities.

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

General

This MD&A of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, “the Company” or “we”) is dated September 30, 2025 and provides an analysis of our unaudited condensed interim consolidated financial results for the quarter ended August 31, 2025 compared to the quarter ended August 31, 2024.

The following information should be read in conjunction with our August 31, 2025 unaudited condensed interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2024. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	19

States dollars unless otherwise stated. References to “Canadian dollars” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Richard Gosse, P.Geo., Vice President, Exploration of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects and S-K 1300, and has approved the scientific and technical information in this MD&A.

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

Corporate and project activities

Base Shelf Prospectus

The Company filed a final short form base shelf prospectus base shelf prospectus with the securities commissions in each of the provinces and territories of Canada (the “Canadian Base Shelf Prospectus”), and a corresponding shelf registration statement on Form S-3 (the “Registration Statement”, and together with the Canadian Base Shelf Prospectus, the “Base Shelf Prospectus”) with the United States Securities and Exchange Commission (“SEC”) allowing for the future issuance, from time to time, of up to $50 million in common shares of the Company (the “Common Shares”), warrants to purchase Common Shares, share purchase contracts of the Company, subscription receipts and units comprised of some or all of the foregoing securities (collectively, the “Securities”). Any amounts, prices and terms will be determined based on market conditions at the time of an offering and will be set out in an accompanying prospectus supplement. The final Base Shelf Prospectus became effective on April 14, 2025.  The Canadian Base Shelf Prospectus will remain effective for 25 months, while the Registration Statement will remain effective for three years.

At-The-Market Offering

On May 27, 2025, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with BMO Nesbitt Burns Inc., Cantor Fitzgerald Canada Corporation (the “Canadian Agents”), BMO Capital Markets Corp. and Cantor Fitzgerald & Co. (the “U.S. Agents”, and together with the Canadian Agents, the “Agents”) for an at-the-market equity program (“ATM Program”). On the same date, the Company filed a prospectus supplement (the “Prospectus Supplement”) to the Canadian Base Shelf Prospectus and the US shelf registration statement on Form S-3 qualifying the distribution of the Common Shares under the ATM Program. Under the ATM Program and pursuant to the Distribution Agreement and the Prospectus Supplement, the Company may sell up to $25 million of Common Shares. The Common Shares sold under the ATM Program, if any, will be sold at the prevailing market price at the time of sale. The net proceeds

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	20

of any such sales under the ATM Program are anticipated to be used for continued development of the UKMP and for general corporate purposes.

Budget -Trilogy

The Company has an initial 2025 fiscal year budget totaling $3.1 million. For the nine-month period ended August 31, 2025, we spent $3.1 million primarily for personnel costs, professional fees, regulatory and office expenses comparable with budgeted expenditures totaling $2.6 million. Our overall corporate expenditures are tracking as planned to the initial budget except for the costs associated with the establishment of the Base Shelf Prospectus and ATM program, which was approved during the year by the Board of Directors.

Budget - Ambler Metals LLC

The board of Ambler Metals approved an initial 2025 fiscal year budget totaling $5.8 million to support external and community affairs, to maintain the State of Alaska mineral claims in good standing, and for the maintenance of physical assets. For the nine-month period ended August 31, 2025, Ambler Metals spent $3.8 million in expenses primarily related to salaries and wages, professional fees, engineering, and project support. This compared to a budget amount for the nine-month period of $4.0 million, resulting in expenditures being under budget by $0.2 million.  The variance was mainly due to delayed hiring and lower than planned general administrative expenses.

In addition, the board of Ambler Metals approved a supplemental budget of $0.8 million to support the Ambler Access Project for the nine-month period ended August 31, 2025. For the nine-month ended August 31, 2025, Ambler Metals incurred $0.7 million related to the Ambler Access Project costs, primarily consisting of community engagement activities.

Summary of results

	in thousands of US dollars, except share and per share amounts
	Three months ended		Nine months ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
	$	$	$	$
General and administrative	214	293	910	1,027
Investor relations	38	15	72	46
Professional fees	246	138	1,305	530
Salaries	251	158	774	527
Salaries and directors expense – stock-based compensation	374	506	2,971	3,014
Share of loss on equity investment	891	624	2,236	2,019
Comprehensive loss for the period	(1,747)	(1,591)	(7,547)	(6,951)
Basic and diluted loss per common share	(0.01)	(0.01)	(0.05)	(0.04)

For the three-month period ended August 31, 2025, we reported a net loss of $1.7 million compared to a net loss of $1.6 million for the three-month period ended August 31, 2024. The increase in comprehensive loss in the third quarter of 2025, compared to the same quarter in 2024, was primarily driven by site activities of Ambler Metals during the summer for environmental baseline work and the start of a core re-boxing program.

For the nine-month period ended August 31, 2025, we reported a net loss of $7.5 million, compared to a net loss of $7.0 million for the same period in 2024. The increase in net loss was primarily driven by higher regulatory expenses and legal fees related to the Company’s Base Shelf Prospectus and ATM Program and our share of losses from Ambler Metals for

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	21

incorporating the environmental baseline work and core re-boxing program.  These increases were partially offset by lower office expenses and higher interest income earned.

Liquidity and capital resources

During the nine-month period ending August 31, 2025, we used $2.7 million in operating activities.  The majority of these funds was spent on corporate salaries, professional fees to complete the Bornite PEA, and the establishment of the Base Shelf Prospectus and ATM Program along with related regulatory filing fees with the United States and Canadian securities commissions.  In addition, the Company incurred annual listing fees for the NYSE American and the TSX during the first fiscal quarter. These cash outflows were partially offset by $0.2 million received in financing activities related to the exercise of stock options.

As at August 31, 2025, we had cash and cash equivalents of $23.4 million and working capital of $23.4 million, which we define as current assets less current liabilities. There is sufficient cash on hand to fund the initial fiscal 2025 budget of $3.1 million, as well as the subsequently approved expenditures related to the Base Shelf Prospectus and ATM Program.

To ensure sufficient liquidity in the future to support our operations, administration expenses and contributions for our share of Ambler Metals, we have an effective Base Shelf Prospectus that allows for the future issuance, from time to time, of up to $50.0 million in Securities.  We have also established an ATM Program whereby we may, from time to time and at our discretion, offer and sell the Common Shares having an aggregate gross sales price of up to $25.0 million under the ATM Program, through the Agents, at the prevailing market price at the time of sale. As at September 30, 2025, we have not utilized the ATM program.

We believe our current cash position is sufficient to meet our working capital requirement for the next 12 months.  Beyond the next year, future cash requirements may vary materially from current expectations. We may need to raise additional funds in the future to support our operations, administration expenses and our contributions for our share of Ambler Metals.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

As at September 30, 2025, we had 164,311,410 common shares issued and outstanding. As at September 30, 2025, we had 11,695,234 stock options outstanding with a weighted-average exercise price of CDN$1.45, 3,206,355 DSUs, 353,948 Fixed DSUs  and 1,798,338 RSUs outstanding. As at September 30, 2025 we have 5,144 NovaGold Resources Inc. (“NovaGold”) DSUs for which the NovaGold director is entitled to receive one common share of Trilogy for every six NovaGold shares to be received upon their retirement from the NovaGold board. A total of 859 common shares will be issued upon redemption of the NovaGold DSUs. Upon the exercise of all the foregoing convertible securities, the Company would be required to issue an aggregate of 17,054,734 common shares.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	22

profit or loss and assets. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and subsequent interim periods, with early adoption permitted. The Company is evaluating the impact of the guidance on the consolidated financial statements.

Updates to Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company is evaluating the impact of the guidance on the consolidated financial statements.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	23

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of August 31, 2025. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended August 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	24

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

The activities of the current administration in the United States may result in legislative and regulatory changes that could have a material adverse effect on the Company and its financial condition. In particular, there is uncertainty regarding U.S. tariffs and support for existing treaty and trade relationships, including with Canada. Although discussions continue between the United States and other countries, there remains significant uncertainty over whether tariffs or other restrictive trade measures or countermeasures will be implemented and, if so, the scope, impact and duration of any such measures. A trade war or new tariffs barriers may potentially lead to increases or decreases in revenues due to higher or lower metal prices, but the overall effect would depend on changes in demand, production strategies, and operational costs. Further, a trade war or new tariff barriers may potentially lead to increased costs and may result in uncertainty over mineral resources and reserve estimates in its technical reports. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for development and other costs have become increasingly difficult, if not impossible, to project.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5. Other Information

a)	None.
b)	None.
c)	During the quarterly period ended August 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	25

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 30, 2025	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini
President and Chief Executive Officer

	By:	/s/ Elaine M. Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended August 31, 2025	27