Form 10-K
period 2025-11-30
Trilogy Metals Inc.
filed 2026-02-17
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As at May 31, 2025, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $120.8 million. As of February 17, 2026, the registrant had 172,545,639 Common Shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than March 30, 2026, in connection with the registrant’s 2025 annual meeting of shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TRILOGY METALS INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company,” the “Registration” and “Trilogy” refer to Trilogy Metals Inc., formerly NovaCopper Inc. (“Trilogy” or “Trilogy Metals”), a British Columbia corporation, either alone or together with its subsidiaries as the context requires, as of November 30, 2025.

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

Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, identified by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” be taken, occur or be achieved, or the negative of any of these terms and similar expressions) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Alaska Industrial Development and Export Authority (“AIDEA”) will finance at an acceptable cost or build the AAP;
●	risks related to the ability to complete the anticipated strategic investment by the U.S. government, and associated risks of having the U.S. government as a significant shareholder;

●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties and related cost increases;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred, indicated and measured mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	uncertainty related to successfully acquiring commercially mineable mineral rights;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	risks related to industry competition in the acquisition of exploration properties and the recruitment and retention of qualified personnel;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares (“Common Shares”), diluting voting power and reducing future earnings per share;

●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s Common Shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”); and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission (“SEC”), Canadian Securities Administrators, the NYSE American LLC (the “NYSE American”), the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

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

Corporate Organization Chart

The following chart depicts our corporate structure together with the jurisdiction of incorporation of our subsidiaries at November 30, 2025. All ownership is 100% unless otherwise stated.

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

Trilogy’s Strategy

Our business strategy is focused on creating value for stakeholders through our ownership and advancement of the Arctic Project and exploration and advancement of the Bornite Project with our joint venture partner, South32, and through the pursuit of similarly attractive mining projects. We plan to:

●	advance the Arctic Project towards development with key activities including increased definition of the NI 43-101 and S-K 1300 mineral resources and reserves contained in the Company’s current technical studies (a feasibility study under NI 43-101 and a prefeasibility study under S-K 1300) for the Arctic Project (the “Arctic

Feasibility Study”), additional metallurgical and geotechnical studies and the advancement of baseline environmental studies;
●	advance exploration in the Ambler Mining District and, in particular, at the Bornite Project, pursuant to the NANA Agreement (as more particularly described under “History of Trilogy – Agreement with NANA Regional Corporation”) through resource development and initial technical studies; and
●	pursue project level or corporate transactions that are value accretive.

Significant Developments in 2025

●	On January 15, 2025, the Company announced the positive results of its NI 43-101 Preliminary Economic Assessment Study/S-K 1300 Initial Assessment (“Bornite PEA”) for the Bornite copper project. Highlights of the Bornite PEA include the following:
o	1.9 billion pounds of copper, mined over a 17-year mine life;
o	Potential to extend mine activity for the Upper Kobuk Mineral Projects to over 30 years;
o	Pre-tax net present value (“NPV”)8% of $552.0 million and an internal rate of return (“IRR”) of 23.6%; and
o	After-tax NPV8% of $394.0 million and after-tax IRR of 20.0%.

The Bornite PEA describes the technical and economic viability of establishing an underground mining operation for a 6,000 tonne-per-day operation with a 17-year mine life.  The Bornite PEA assumes re-purposing the infrastructure described in the Arctic Feasibility Study for the use with the Bornite Project once the Arctic deposit has been depleted.

●	On May 27, 2025, the Company entered into an equity distribution agreement (the “May Distribution Agreement”) with BMO Nesbitt Burns Inc., Cantor Fitzgerald Canada Corporation, BMO Capital Markets Corp. and Cantor Fitzgerald & Co. for an at-the-market equity program (“May ATM Program”). On the same date, the Company filed a prospectus supplement (the “May Prospectus Supplement”) to the Canadian base shelf prospectus and the US shelf registration statement on Form S-3 qualifying the distribution of the Common Shares under the May ATM Program. Under the May ATM Program and pursuant to the May Distribution Agreement and the May Prospectus Supplement, the Company could sell up to $25 million of Common Shares. The Common Shares sold under the May ATM Program, were to be sold at the prevailing market price at the time of sale. The net proceeds of any such sales under the May ATM Program are anticipated to be used for continued development of the UKMP and for general corporate purposes. In October 2025, pursuant to the May ATM Program the Company sold 3,513,495 shares of common stock at an average price of $7.12 per share for gross proceeds of $25.0 million and net proceeds of $24.3 million after commissions paid under the May Distribution Agreement. The May ATM Program was terminated upon completion of these sales.
●	On October 6, 2025, President Trump issued a decision under Section 1106 of the Alaska National Interest Lands Conservation Act (“ANILCA”), granting the permits for the Ambler Access Project (or “Ambler Road”). The decision approved an appeal by the Alaska Industrial Development and Export Authority (“AIDEA”), a public corporation of the State of Alaska, to reverse the Biden Administration’s decision in June 2024 to select the “No Action Alternative” and terminate the previously issued right-of-way grant for the Ambler Road. President Trump directed relevant agencies to promptly reinstate, grant and finalize all necessary permits and authorizations with terms necessary to assure adequate and feasible access for economic and other purposes, such as mining and use of the road for industrial and commercial access. All federal right-of-way permits were subsequently issued and are currently in place.

●	On October 6, 2025, the Company, South32 and Ambler Metals entered into a binding letter of intent with the U.S. Department of War (“DOW”) for an investment to advance exploration and development of the Company’s UKMP. The DOW will invest approximately $17.8 million in Trilogy Metals in exchange for 8,215,570 units at a price of $2.17 per unit, with each unit comprising of one common share of Trilogy Metals and 3/4 of a 10-year warrant. Each full warrant would be exercisable to acquire up to 6,161,678 common shares at an exercise price of $0.01 per common share (“Trilogy Warrant”). Concurrently, the DOW will pay approximately $17.8 million to South32 in exchange for 8,215,570 common shares of Trilogy Metals that South32 currently holds and a 10-year call option to acquire an additional 6,161,678 shares of Trilogy Metals from South32 at a price of $0.01 per share (“South32 Warrant”). The Trilogy Warrant and the South32 Warrant are exercisable following completion of construction of the Ambler Road. The entire proceeds of approximately $35.6 million from the transactions with the DOW will be reinvested in Ambler Metals. No common shares were sold in the fourth quarter under the Nov ATM Program.
●	On November 7, 2025, the Company entered into an equity distribution agreement with Cantor Fitzgerald C Co. and BMO Capital Markets Corp., as lead agents (the “Lead Agents”), and Canaccord Genuity LLC, National Bank of Canada Financial Inc. and Raymond James (USA) Ltd., for an at-the-market equity program pursuant to which the Company may offer and issue up to $200 million of Common Shares from time to time through the Lead Agents (“Nov ATM Program”). The Offering is being made in the United States under the terms of the Company’s registration statement on Form S-3 filed with the SEC in November 2025 (“November Prospectus Supplement”). No sales of Common Shares under this November Prospectus Supplement will be made in Canada, to anyone known by the Agents to be a resident of Canada or over or through the facilities of the TSX or any other exchange or market in Canada.

Significant Developments in 2024

●	On April 22, 2024, the Company announced that the United States Bureau of Land Management (“BLM”) had filed the final Supplemental Environmental Impact Statement (“Final SEIS”) for the AAP on its website. The Final SEIS identified “No Action” as the BLM’s preferred alternative. The proponent for the AAP is AIDEA which is a public corporation of the State of Alaska. AIDEA’s purpose is to promote, develop, and advance the general prosperity and economic welfare of the people of Alaska. AIDEA strongly objected to the process used by the BLM to reach a “No Action” decision as well as the effect of the decision which illegally blocks access to statehood lands, minerals, and federally patented mining claims. On May 8, 2024, NANA Regional Corporation, Inc. announced its withdrawal from further involvement with the AAP and stated its intentions to not renew the surface access permit with AIDEA upon its expiry at the end of 2024.
●	On June 28, 2024, the BLM issued the Record of Decision confirming its selection of the No Action Alternative and thus denied AIDEA’s application for a Right-Of-Way grant (“ROW Grant”) across BLM-managed lands and terminated the BLM ROW Grant issued to AIDEA on January 5, 2021.
●	In the months of May and June 2024, Ambler Metals returned a total of $25 million excess cash to Trilogy for ease of cash management.

Significant Developments in 2023

●	On January 25, 2023, the Company announced the second set of drilling results from the 2022 field season at the Upper Kobuk Mineral Projects and on February 27, 2023, the Company announced the third set of drilling results from the 2022 field season at the UKMP.
●	On February 14, 2023, the Company announced an updated technical report for the Arctic Project and an updated resource for the Bornite Project, and filed NI 43-101 technical reports for both projects with the Canadian securities regulators. In addition, the Company announced technical report summaries for both projects prepared in accordance with S-K 1300 and which were filed as exhibits with the annual report on Form 10-K.
●	On April 25, 2023, the Company completed non-brokered private placement of 5,854,545 Common Shares at a price of $0.55 per Common Share for gross proceeds of $3.2 million. After legal and stock exchange fees, the Company received net proceeds of $3.1 million.
●	On September 11, 2023, the Company provided an update on the activities at the UKMP with the Bornite camp opening.
●	On October 19, 2023, the Company announced that the BLM had filed the draft Supplemental Environmental Impact Statement (“SEIS”) on its website https://eplanning.blm.gov/eplanning-ui/project/57323/570, which was published in the federal register on October 23, 2023. The draft SEIS was open for a 60-day public comment period, until December 19, 2023. The BLM reconfirmed they anticipate a final SEIS is expected in the first quarter of 2024, and a Record of Decision within the second quarter of 2024.

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

Employees

As of November 30, 2025, we had 5 full-time employees, and at February 17, 2026 we had 8 full-time employees, whom all except our CEO, were employed at our executive office in Vancouver, British Columbia, Canada.  The employees are engaged in accounting, investor relations, public company compliance activities and oversight activities related to our 50% ownership in Ambler Metals.  We have entered into executive employment agreements with the CEO and CFO (each as defined herein).

The majority of people working on the mineral projects are employed at our joint venture.  The operations of Ambler Metals is managed by an independent team with the majority of the staff working in Alaska, USA or other US states.

Information About Our Executive Officers

As of November 30, 2025, we had two executive officers, namely Tony Giardini and Elaine Sanders. The following information is presented as of November 30, 2025.

Name and Residence	Age	Held Office Since	Business Experience During Past Five Years
Tony Giardini Rome, Italy Director, President and Chief Executive Officer	67	June 1, 2020(1)	Chief Executive Officer of Trilogy (2020 – present); President of Ivanhoe Mines Ltd. (May 2019 – March 2020); Chief Financial Officer of Kinross Gold Corporation (December 2012 - April 2019)
Elaine Sanders British Columbia, Canada VP, Chief Financial Officer and Corporate Secretary	57	January 30, 2012(2)	Vice President and Chief Financial Officer of Trilogy (2012 – present); Corporate Secretary of Trilogy (2011 – present)

(1)	Mr. Giardini was appointed President and Chief Executive Officer on June 1, 2020.
(2)	Ms. Sanders was appointed Chief Financial Officer on January 30, 2012. She became a full-time employee of the Company on November 13, 2012.

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

As the Upper Kobuk Mineral Projects are located in a remote area, exploration, development and production activities may be limited and delayed by inclement weather and a shortened exploration season. The exploration of the UKMP Projects was also impacted by COVID-19 and any future pandemic events may have a similar impact on the UKMP Projects.

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

We may actively pursue the acquisition of exploration, development and production assets consistent with our acquisition and growth strategy. From time to time, we may also acquire securities of or other interests in companies with respect to which we may enter into acquisitions or other transactions. Acquisition transactions involve inherent risks, including but not limited to:

●	accurately assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
●	ability to achieve identified and anticipated operating and financial synergies;
●	unanticipated costs;
●	diversion of management attention from existing business;
●	potential loss of our key employees or key employees of any business acquired;
●	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition;
●	decline in the value of acquired properties, companies or securities;
●	assimilating the operations of an acquired business or property in a timely and efficient manner;
●	maintaining our financial and strategic focus while integrating the acquired business or property;
●	implementing uniform standards, controls, procedures and policies at the acquired business, as appropriate; and

●	to the extent that we make an acquisition outside of markets in which we have previously operated, conducting and managing operations in a new operating environment.

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

Certain of our directors and officers also serve as directors or officers, in other companies involved in natural resource exploration and development or mining-related activities. To the extent that such other companies may participate in ventures in which we may participate in, or in ventures which we may seek to participate in, our directors and officers may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In all cases where our directors and officers have an interest in other companies, such other companies may also compete with us for the acquisition of mineral property investments. Any decision made by any of these directors and officers involving Trilogy will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of Trilogy and its shareholders. In addition, each of the directors is required to declare and refrain from voting on any matter in which these directors may have a conflict of interest in accordance with the procedures set forth in the Business Corporations Act (British Columbia) and other applicable laws. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. Nonetheless, as a result of these conflicts of interest, the Company may not have an opportunity to participate in certain transactions, which may have a material adverse effect on the Company’s business, financial condition, results of operation and prospects.

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

The unprecedented events in global financial markets in the past several years and the impact of COVID-19 have had a profound impact on the global economy. Many industries, including the copper mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations, high volatility in global equity, commodity, foreign exchange and precious metal markets and a lack of market liquidity. A worsening or slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth and ability to finance. Specifically:

●	the volatility of copper, zinc, lead and other metal prices would impact our estimates of mineral resources, revenues, profits, losses and cash flow, and the feasibility of our projects;
●	negative economic pressures could adversely impact demand for our future production, if any;
●	construction related costs could increase and adversely affect the economics of any project;
●	volatile energy, commodity and consumables prices and currency exchange rates could impact our estimated production costs;
●	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities; and
●	any future pandemic events similar to that of COVID-19 may also have similar impacts on general economic conditions.

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

Electrum Strategic Opportunities Fund L.P. (“Electrum”) is our single largest shareholder, controlling approximately 18% of the outstanding voting securities. Accordingly, Electrum will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless significant participation of other shareholders takes place in such shareholder meetings, Electrum may be able to approve such matters itself. The concentration of ownership of the shares by Electrum may: (i) delay or deter a change of control of the Company; (ii) deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. Without the consent of Electrum, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of Electrum may differ from or be adverse to the interests of our other shareholders. The effect of these rights and Electrum’s influence may impact the price that investors are willing to pay for securities. If Electrum sells a substantial number of shares in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

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

The consummation of the transactions contemplated by the binding letter of intent with the U.S. Government and the U.S. Government’s ownership of significant equity interests in the Company may subject the Company and it stockholders to a number of additional risks and uncertainties, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations or adversely impact the interests of our other shareholders.

The binding letter of intent entered into on October 6, 2025 with the DOW, led by the Office of the Undersecretary of Defense for Acquisitions and Sustainment (OUSD (A&S)) and the Office of Strategic Capital (OSC), for the Strategic Investment, which provides that the DOW will purchase from the Company 8,215,570 units at a price of $2.17 per unit for an aggregate purchase price of approximately $17.8 million. Each unit is comprised of one common share of Trilogy and 3/4 of a 10-year Trilogy Warrant. Each Trilogy Warrant will be exercisable following completion of construction of the Ambler Road at an exercise price of $0.01 to acquire one common share of Trilogy. Additionally, the DOW will purchase from South32, the Company’s joint venture partner at Ambler Metals, at a price of approximately $17.8 million 8,215,570 common shares of Trilogy that South32 currently holds and a 10-year call option to acquire an additional 6,161,678 common shares of Trilogy from South32 at a price of $0.01 per share, exercisable following completion of construction of the Ambler Road. The aggregate 16,431,140 shares to be issued and/or transferred to the DOW pursuant to the transactions above represents approximately 10% of the Company’s then issued and outstanding common shares. The Company and South32 will reinvest the entire proceeds from the Strategic Investment in Ambler Metals to advance the exploration and development of the UKMP. Unitl October 6, 2028, the DOW shall have a three-year right to appoint one independent third-party director with relevant corporate governance experience to the board of directors of Trilogy, subject to the approval of the Trilogy board of directors, not to be unreasonably withheld. Finally, the letter of intent contains covenants to act in good faith regarding (i) a framework agreement among interested parties to establish the basis on which the Ambler Road can be permitted, financed and constructed, (ii) the DOW’s help to facilitate financing required for the construction of the Ambler Road in coordination with the State of Alaska, and (iii) certain permitting matters. Finally, the binding letter of intent provides for limits on the Company’s incurrence of indebtedness for the next three years in excess of $1 billion. The transaction is expected to close following the reauthorization of the Defense Production Act by the United States Congress and the completion by the U.S. government of its Foreign Ownership, Control, or Influence (FOCI) review; provided however, that if these conditions have not occurred prior to March 31, 2026 the letter of intent will terminate.

The closing of the Strategic Investment and the associated receipt of funds depends on the availability of appropriations from the legislative branch of the U.S. government and the ability of the executive branch of the U.S. government to obtain the funding and support contemplated by the transaction. The legislative, judicial or executive branches of the U.S. government could determine in the future that all or a portion of the transactions were unauthorized, void or voidable. The issuance of common shares to the U.S. government at a discount to the current market price is dilutive to existing shareholders, and shareholders may suffer significant additional dilution if the conditions to the Trilogy Warrant are triggered and the Trilogy Warrant is exercised. In addition, enforcement against a government counterparty is inherently uncertain given the defenses available to the U.S. government. The transactions contemplated by the letter of intent and the Strategic Investment may result in the U.S. government becoming one of the Company’s larger shareholders. The U.S. government’s interests in the Company may not be the same as those of other shareholders, and the presence of an additional large shareholder may dilute the voting power of existing or future shareholders. The contractual debt limitation may adversely impact the Company’s ability to raise capital. The existence of a significant U.S. government equity interest in the Company, and the U.S. government’s substantial additional powers with respect to the laws and regulations impacting the Company, may impact the Company's ability to pursue potential future strategic transactions that may be beneficial to shareholders.

We may be a “passive foreign investment company” for our current and future tax years, which may have adverse U.S. federal income tax consequences for U.S. Holders.

U.S. Holders (as defined below under “Certain U.S. Federal Income Tax Considerations – U.S. Holders”) should be aware that we believe that we were a “passive foreign investment company” (a “PFIC”) within the meaning of Section 1297(a) of the Internal Revenue Code of 1986, as amended, for our most recently completed tax year, and based on current business plans and financial expectations, we may be a PFIC in the current tax year and future tax years. PFIC status depends on the composition of a company’s income and assets and the fair market of its assets (including goodwill) calculated on a yearly basis after the close of the taxable year, as well as on the application of complex statutory and regulatory rules that are subject to potentially varying or changing interpretations. There can be no assurance that we will not be treated as a PFIC for any taxable year.

If we are a PFIC for any tax year during which a U.S. Holder holds Common Shares, certain adverse U.S. federal income tax consequences may apply to such U.S. Holder. If we are a PFIC for any year during a U.S. Holder’s holding period, then such U.S. Holder generally will be required to treat any gain realized upon a disposition of Common Shares and any so-called “excess distribution” received on its Common Shares as ordinary income, and to pay an interest charge on a portion of such gain or distributions. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds realized on the disposition, or the amount of excess distribution received, by the U.S. Holder. Subject to certain limitations, these tax consequences may be altered if a U.S. Holder makes a timely and effective QEF Election or a Mark-to-Market Election (each as defined below under the heading “Certain U.S. Federal Income Taxation Considerations – Default PFIC Rules under Section 1291 of the Code”). A U.S. Holder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to our shareholders. We will make available to U.S. Holders, upon their written request, information as to our status as a PFIC, as reasonably determined by us, and will provide to a U.S. Holder all information and documentation that a U.S. Holder making a QEF Election with respect to us that is required to obtain for U.S. federal income tax purposes in the event we are a PFIC. We may provide such information on our website. A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the U.S. Holder’s tax basis therein. This paragraph is qualified in its entirety by the discussion below under the heading “Certain U.S. Federal Income Taxation Considerations.” Each U.S. Holder should consult its own tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of their Common Shares.

Proposed legislation in the U.S. Congress, including changes in U.S. tax law may adversely impact us and the value of our Common Shares.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Shares. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact our financial performance and the value of our Common Shares. Additionally, U.S. states in which we operate or own assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on us and purchasers of our Common Shares is uncertain.

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

Item 2.     PROPERTIES

Trilogy’s principal business is the exploration and development of the Upper Kobuk Mineral Projects located in the Ambler Mining District in Northwest Alaska, United States. The Upper Kobuk Mineral Projects are held by Ambler Metals, a limited liability company owned equally by Trilogy and South32 Limited, and is comprised of the (i) Arctic Project, a development stage property, which contains a high-grade polymetallic volcanogenic massive sulfide deposit; and (ii) Bornite Project, an exploration stage property, which contains a carbonate-hosted copper deposit.  Both projects are material to Trilogy and are described below under the headings “Arctic Project” and “Bornite Project”.

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

Except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from the 2024 S-K 1300 report for Bornite titled “S-K 1300 Technical Report Summary on the Initial Assessment of the Bornite Project, Northwest Alaska, USA” dated November 30, 2024 prepared by Wood Canada Limited, SRK Consulting (Canada) Inc., Ausenco Engineering Canada ULC. and International Metallurgical & Environmental and Core Geoscience LLC, which are each unaffiliated with Trilogy  (“S-K 1300 Bornite Report”).

Area of Interest
Arctic Project
Ambler State Mining Claims
Ambler
Ambler River
Bornite Project
NANA's Bornite & ANSCA Lands
Kobuk
Shungnak
Kobuk River
Kotzebue
UKMP
Fairbanks
Anchorage
Legend
NANA - Selected or Conveyed
State
Federal
Private - Other
Major Deposit
0 5 10 20 30
Kilometers
N

Mineral Resource Summary Table as of November 30, 2025

Project	Resource	Tonnage	Average Grade					Contained Metal Content
			Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Alaska	Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Arctic – 50% Attributable Interest	Inferred	2.25	1.92	0.70	2.93	0.43	35.6	94.5	34.5	144	31	2.5
Bornite – 50% Attributable Interest	Inferred	104.45	1.42					3,263.5

Notes:

1.	A Qualified Person and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2025 and reviewed the resources and material assumptions in the S-K 1300 Arctic Report and the S-K 1300 Bornite Report and confirmed that the resources and material assumptions remain current as of November 30, 2025.
2.	Mineral Resources were prepared in accordance with the standards and definitions of S-K 1300 and represent disclosure of Mineral Resources under S-K 1300 standards and definitions.
3.	The Mineral Resource estimate is reported exclusive of Mineral Reserves. There are no Mineral Reserves estimated on the Bornite property.
4.	Trilogy Metals’ 50% attributable interest is stated in the table.
5.	Figures may not sum due to rounding.
6.	The mineral resources are reported in place (point of reference).

Arctic Notes:

7.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1,300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and general and administrative costs. The assumed average pit slope angle is 43º. The commodity pricing used a combination of two year trialing actual metal prices, and market research and bank analyst forward price projections, prepared in June 2020.
8.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell and a second pass of mineral resource tabulation was performed exterior to the constraining resource pit and interior to the constraining reserve pit which is included in the Mineral Resource tabulation.
9.	The cut-off grade is 0.5% copper equivalent: CuEq = (Cu% x 0.92) + (Zn% x 0.290) + (Pb% x 0.231) + (Au g/t x 0.398) + (Ag g/t x 0.005).

Bornite Notes:

10.	Mineral resources are constrained by: an open pit shell at a cut-off grade of 0.5% Cu, with an average pit slope of 43 degrees; and underground mining shapes assuming cut-and-fill mining method based on a 1.79% Cu grade shell for Ruby Zone and an optimized underground mineable stope shape assuming sublevel stoping mine method based on a break-even cut-off grade of 1.45% for South Reef. The cut-off grades assume a $4.60/lb Cu price, process recovery of 90.47%, process cost of $21.00/t processed, treatment, refining, sales cost of $0.78/lb Cu in concentrate, road use cost of $8.04/t processed, and 2% NSR royalty. For the open pit, costs include mining costs of $3.34/t mined and G&A cost of $4.30/t processed. For mining at South Reef, costs include mining costs of $65.00/t mined and G&A cost of $14.50/t processed. For mining at Ruby Zone, costs include mining costs of $90.00/t mined and G&A cost of $14.50/t processed. The long-term metal price forecast used a combination of information derived from 22 financial institutions, from pricing used in technical reports filed with Canadian regulatory authorities over the previous 12-month period from the effective date of the mineral resource estimate, from pricing reported by major mining companies in public filings such as annual reports, historical average pricing.

Mineral Reserve Estimate as of November 30, 2025 for the Arctic Project, Alaska USA

Classification	Tonnage	Average Grade
	Mt	Cu (%)	Pb (%)	Zn (%)	Au (g/t)	Ag (g/t)
Probable Mineral Reserves – 50% Attributable Interest	23.35	2.11	0.56	2.90	0.42	31.8

Notes:

1.	A Qualified Person and an employee of the Company, has approved the mineral reserves and mineral resources included in this Annual Report on Form 10-K as of November 30, 2025 and reviewed the reserves and the material assumptions in the S-K 1300 Arctic Report and confirmed that the reserves and material assumptions remain current as of November 30, 2025.
2.	Mineral Reserves were estimated assuming open pit mining methods and include a combination of internal and contact dilution. Total dilution is expected to be between 30% and 40%. Pit slopes vary by sector and range from 26° to 56°. A marginal NSR cut-off of $38.8 /t is used.
3.	Mineral Reserves are based on prices of $3.46/lb Cu, $0.91/lb Pb, $1.12/lb Zn, $1,615/oz Au, and $21.17/oz Ag. The long-term metal price forecast used a combination of information derived from 22 financial institutions, from pricing used in technical reports filed with Canadian regulatory authorities over the previous 12-month period prior to the publication of the S-K 1300 Arctic report, from pricing reported by major mining companies in public filings such as annual reports in the previous 12-month period prior to the publication of the S-K 1300 Arctic report, spot pricing, and three-year trailing average pricing.
4.	Variable process recoveries averaging 92% Cu in Cu concentrate, 62% Pb in Pb concentrate, 88% Zn in Zn concentrate, 47% Au in Cu concentrate, 33% Ag in Cu concentrate, 26% Au in Pb concentrate and 49% Ag in Pb concentrate.
5.	Mineral Reserves are based on mining cost of $2.52/t incremented at $0.02/t/5m and $0.012/t/5m below and above 790 m elevation, respectively.
6.	Costs applied to processed material following: process operating cost of $18.31/t, G&A of $5.83/t, sustaining capital cost of $2.37/t, closure cost of $4.27/t, road toll cost of $8.04/t.
7.	Strip ratio (waste:ore) is 7.3:1.
8.	Selling terms following: payables of 96.5% of Cu, 95% of Pb and 85% of Zn, treatment costs of $80/t Cu concentrate, $160/t Pb concentrate and $215/t Zn concentrate; refining costs of $0.08/lb Cu in Cu concentrate, and$10/oz Au, $1.25/oz Ag in Pb concentrate; and transport cost $270.98/t concentrate.
9.	Fixed royalty percentage of 1% NSR.
10.	Trilogy Metals’ 50% attributable interest is stated in the table.
11.	The point of reference for the Mineral Reserves is defined at the point where the ore is delivered to the processing plant.
12.	The metal prices and costs were fixed over the 13-year mine life.

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

The Company’s book value of its investment in Ambler Metals is $105.3 million as of November 30, 2025.

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

The land tenure consists of 2,136 contiguous State claims totaling 230,736 acres (93,336 hectares), including 905 40-acre claims, 1231 160-acre claims, and 18 Federal patented claims comprising 271.9 acres (110 hectares) held in the name of Ambler Metals. Surface use of the private land held as Federal patented claims is limited only by reservations in the patents and by generally-applicable environmental laws. Surface use of State claims allows the owner of the mining claim to make such use of the surface as is “necessary for prospecting for, extraction of, or basic processing of minerals”.

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

The tonnage, grades, and stratigraphic setting of the Arctic deposit, and its broader tectonostratigraphic setting, are similar to other felsic siliclastic VMS environments globally. The deposit has strong similarities to deposits found in the Finlayson Lake VMS district, Yukon, Bathurst district, New Brunswick, and some parts of the Iberian Pyrite Belt, Spain-Portugal (Piercey, 2022).

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

Table 1 - Summary of Overall Exploration Activities Targeting VMS Style Mineralization in the Ambler Sequence Stratigraphy and the Arctic Deposit

Work Completed	Year	Details	Focus
Geological Mapping
-	2004	-	Arctic deposit surface geology
-	2005	-	Ambler Sequence west of the Arctic deposit
-	2006	-	COU, Dead Creek, Sunshine, Red
-	2015, 2016	SRK	Geotechnical Structural Mapping
-	2016	-	Arctic deposit surface geology
-	2021	-	Snow, Ambler, Nani, DH, Cliff, Sunshine, Dead Creek, BT, 98-9/Pipe, COU, SE Arctic, Nora
-	2022	-	Snow, Ambler, Nani, DH, Bud, Sunshine, Dead Creek, BT, 98-9/Pipe, COU, East Arctic, Nora, South Cliff, SK, Cynbad, Z, Tom Tom, Kogo/White Creek
Geophysical Surveys
SWIR Spectrometry	2004	2004 drill holes	Alteration characterization
TDEM	2005	2 loops	Follow-up of Kennecott DIGHEM EM survey
	2006	13 loops	District targets
	2007	6 loops	Arctic extensions
Downhole EM	2007	4 drill holes	Arctic deposit
VTEM Plus (Versatile Time Domain Electromagnetic) airborne helicopter geophysical	2019	400m line spacing with 200m infill with tie lines 4000m spacing	Ambler Mining District and Cosmos Hills with infill over Arctic, Sunshine and Horse-Cliff
ZTEM (Z-Axis Tipper Electromagnetic) airborne helicopter geophysical	2019	400m line spacing with tie lines 4000m spacing	Ambler Mining District and Cosmos Hills with infill over Arctic, Sunshine and Horse-Cliff
Geochemistry

Work Completed	Year	Details	Focus
-	2005	-	Stream silts – core area prospects
-	2006	-	Soils – core area prospects
-		-	Stream silts – core area prospects
-	2007	-	Soils – Arctic deposit area
-	2021	-	Soils - VTEM 26-29, JA Creek, West Dead Creek, Dead Creek
-	2022	-

Soils - Sub Arctic Valley, South Cliff, VTEM 26-29, VTEM-41, VTEM-23 , East and West Sunshine, Tom Tom, Kogo/White Creek, SK, Cynbad, East Arctic, West Dead Creek, Dead Creek, 98-9/Pipe, Z, Nora, Ambler, Nani

-			Streams silts - Core area prospects
Survey
Collar	2004 to 2011, 2018, 2019, 2021, 2022	DGPS	All 2004 to 2019 NovaCopper drill holes
	2004, 2008	Resurveys	Historical Kennecott drill holes
Photography/Topography	2010	-	Photography/topography
LiDAR Survey	2015, 2016	-	LiDAR over Arctic Deposit
Technical Studies
Geotechnical	2010	BGC	Preliminary geotechnical and hazards
ML/ARD	2011	SRK	Preliminary ML and ARD
Metallurgy	2012	SGS	Preliminary mineralogy and metallurgy
Geotechnical and Hydrology	2012	BGC	Preliminary rock mechanics and hydrology
Geotechnical and Hydrology	2015, 2016, 2018, 2019, 2021, 2022	SRK	Arctic PFS and FS slope design
ML/ARD	2015, 2016, 2017, 2018, 2019	SRK	Static kinetic tests and ABA update - ongoing

Work Completed	Year	Details	Focus
Metallurgy	2015, 2016, 2017, 2018, 2019, 2021	SGS, ALS	Cu-Pb Separation Testwork; Flotation and Variability Testwork; SAG Mill Comminution (SMC) Testwork, filtration Testwork, thickener Testwork, and tailings settling testing
Project Evaluation
Resource Estimation	2008	SRK	Resource estimation
PEA	2011	SRK	PEA - Underground
	2012	Tetra Tech	PEA – Open Pit
PFS	2018	Ausenco	Pre-Feasibility Study
FS	2020	Ausenco	Feasibility Study

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

Grindability testing was completed during both the SGS Burnaby and ALS Metallurgy testwork programs to support the design and economics of efficient grinding of Arctic materials. SAG mill test results included a single JKTech drop-weight test and 19 SAG media competency tests using variability samples. Test results show the material is amenable to SAG milling and is relatively soft, with a reported breakage (axb) average value of 189.7. Bond ball mill work index (BWi) tests were completed on 44 samples and values ranged from 5.4 to 13.1 kWh/t with an average BWi of 8.82 kWh/t. Abrasion index (Ai) tests were completed on five samples and values fluctuated from 0.017 to 0.072 g for the measured samples. The data indicate that the samples are neither resistant nor abrasive to ball mill grinding. The materials are considered to be soft or very soft in terms of grinding requirements. The grinding testwork was used to support detailed grinding circuit design.

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

Mineral Resource and Mineral Reserve Estimates

Mineral Resource Estimate

Mineral Resources were first disclosed under S-K 1300 standards for the fiscal year ended November 30, 2022 and definitions in a filing with the United States Securities and Exchange Commission (SEC). A description of the key assumptions, parameters, and methods used in the mineral resource estimate are included in Chapter 11 of the S-K 1300 Arctic Report . A brief discussion of the material assumptions and criteria used in the mineral resource estimation are as follows:  Mineral resource estimates are performed from a 3D block model based on geostatistical applications using LeapFrog software. The block model has a parent block size measuring 10 x 10 x 5 m with a sub-block size measuring 2 x 2 x1 m and uses data derived from 171 drill holes within the Arctic deposit. The resource estimate was generated using drill hole sample assay results and the interpretation of a geological model which relates to the spatial distribution of copper, lead, zinc, gold and silver. Interpolation characteristics were defined based on the geology, drill hole spacing, and geostatistical analysis of the data. The effects of potentially anomalous high-grade sample data, composited to 2 m intervals, are controlled by capping each mineralization zone. The grade models have been validated using a combination of visual and statistical methods. The resources were classified according to their proximity to the sample data locations and are reported using the standards and definitions in S-K 1300 in the S-K 1300 Arctic Report. The tonnes, grade, and classification are the same under the two standards of S-K 1300 and Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards for Mineral Resources and Mineral Reserves (May 2014) for those estimates reported in this document. Model blocks estimated by three or more drill holes spaced at a maximum distance of 100 m are included in the Indicated category. Inferred blocks are within a maximum distance of 150 m from a drill hole.

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

Table 7a – Mineral Resource Summary Table, Exclusive of Mineral Reserves

Resource	Tonnage	Average Grade					Contained Metal Content
		Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Inferred -100%	4.5	1.92	0.70	2.93	0.43	35.6	189	69	288	62	5
Inferred – 50% Attributable Interest	2.25	1.92	0.70	2.93	0.43	35.6	94.5	34.5	144	31	2.5

Notes:

1.	Mineral Resources were reported in the S-K 1300 Arctic Report effective as of November 30, 2022 and the NI 43-101 Arctic Report with an effective date of November 15, 2022. A Qualified Person and an employee of the Company, has approved the mineral resources included in this Annual Report on Form 10-K as of November 30, 2025 and reviewed the resources and material assumptions in the S-K 1300 Arctic Report and confirmed that the resources and material assumptions remain current as of November 30, 2025.
2.	Mineral Resources in the S-K 1300 Arctic Report were prepared in accordance with the standards and definitions of S-K 1300. Mineral Resources in the NI 43-101 Arctic Report were prepared in accordance with the CIM Mineral Resources and Mineral Reserves Definitions Standards.
3.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1,300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and general and administrative costs. The assumed average pit slope angle is 43º. The commodity pricing used a combination of two year trailing actual metal prices, and market research and bank analyst forward price projections, prepared in June 2020.
4.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell and a second pass of mineral resource tabulation was performed exterior to the constraining resource pit and interior to the constraining reserve pit which is included in the Mineral Resource tabulation.
5.	The cut-off grade is 0.5% copper equivalent: CuEq = (Cu% x 0.92) + (Zn% x 0.290) + (Pb% x 0.231) + (Au g/t x 0.398) + (Ag g/t x 0.005).
6.	The Mineral Resource estimate is reported exclusive of those Mineral Resources that were converted to Mineral Reserves.
7.	Figures may not sum due to rounding.

Table 7b – Mineral Resource Summary Table, Inclusive of Mineral Reserves

Resource	Tonnage	Average Grade					Contained Metal Content
		Cu	Pb	Zn	Au	Ag	Cu	Pb	Zn	Au	Ag
Confidence Category	(Mt)	(%)	(%)	(%)	(g/t)	(g/t)	(Mlb)	(Mlb)	(Mlb)	(koz)	(Moz)
Indicated	35.7	2.98	0.79	4.09	0.59	45.2	2,347	621	3,216	675	52
Indicated -50% Attributable Interest	17.85	2.98	0.79	4.09	0.59	45.2	1,173.5	310.5	1,608	337.5	26
Inferred	4.5	1.92	0.70	2.93	0.43	35.6	189	69	288	62	5
Inferred -50% Attributable Interest	2.25	1.92	0.70	2.93	0.43	35.6	94.5	34.5	144	31	2.5

Notes:

1.	Mineral Resources were reported in the S-K 1300 Arctic Report effective as of November 30, 2022 and the NI 43-101 Arctic Report with an effective date of November 15, 2022. A Qualified Person and an employee of the Company, has approved the mineral resources included in this Annual Report on Form 10-K as of November 30, 2025 and reviewed the resources and material assumptions in the S-K 1300 Arctic Report and confirmed that the resources and material assumptions remain current as of November 30, 2025.
2.	Mineral Resources in the S-K 1300 Arctic Report were prepared in accordance with the standards and definitions of S-K 1300. Mineral Resources in the NI 43-101 Arctic Report were prepared in accordance with the CIM Mineral Resources and Mineral Reserves Definitions Standards.
3.	Mineral Resources stated are contained within a conceptual pit shell developed using metal prices of $3.00/lb Cu, $0.90/lb Pb, $1.00/lb Zn, $1300/oz Au and $18/oz Ag and metallurgical recoveries of 92% Cu, 77% Pb, 88% Zn, 63% Au and 56% Ag and operating costs of $3/t mining and $35/t process and G&A. The assumed average pit slope angle is 43°.
4.	The cut-off grade is 0.5% copper equivalent. CuEq = (Cu%x0.92) + (Zn%x0.290) + (Pb%x0.231) + (Au g/tx0.398) + (Ag g/tx0.005).
5.	As a result of flattening the north end of the reserve pit to stabilize the pit wall due to the presence of talc, a portion of the reserve pit extended beyond the resource constraining pit shell. Approximately 568kt of 1.72% Cu, 0.77% Pb, 0.23 g/t Au and 21.3 g/t Ag in the Indicated category, and approximately 319 kt of 2.01% Cu, 0.87% Pb, 2.53% Zn, 0.50 g/t Au and 37.5 g/t Ag in the Inferred category were added to the Mineral Resource tabulation.
6.	The Mineral Resource estimate is reported inclusive of those Mineral Resources that were converted to Mineral Reserves.
7.	Trilogy Metals’ attributable interest is 50% of the amounts in the table.
8.	Figures may not sum due to rounding.

Factors that may affect the mineral resource estimate are listed below:

●	Uncertainties in sampling and drilling methods, data processing and handling.
●	Metal price assumptions.
●	Uncertainties in the cost assumptions used to determine the cut-off grade.
●	Uncertainties in the geological and mineralization shapes, and geological and grade continuity assumptions.
●	Uncertainties in the historically predicted (estimated) SG values determined by Random Forest Regressor.
●	Uncertainties in the geotechnical, mining, and metallurgical recovery assumptions.

●	Uncertainties represented by historical assay values for payable metals.
●	Uncertainties in the resource estimation parameters including parameters such as capping values, search ellipsoids, variogram models, number of composites.
●	Changes in the Mineral Resource Classification criteria.
●	Uncertainties to the input and design parameter assumptions that pertain to the conceptual pit constraining the estimates.
●	Uncertainties in the assumptions made to the concentrate marketability, payability and penalty terms.
●	Uncertainties in the assumptions regarding the continued ability to access the site, retain mineral and obtain surface rights titles, obtain environment and other regulatory permits, and maintain the social license to operate.

Mineral Reserve Estimates

Mineral Reserves were first disclosed under S-K 1300 standards for the fiscal year ended November 30, 2022 in a filing with the SEC. A description of the key assumptions, parameters, and methods used in the mineral reserve estimate are included in Chapter 12 of the S-K 1300 Arctic Report . A brief discussion of the material assumptions and criteria used in the mineral reserve estimation are as follows: Mineral Reserves were classified in accordance with the standards and definitions of S-K 1300 in the S-K 1300 Arctic Report.  There are no differences in the resulting tonnes, grade, or classification between the two reporting standards of S-K 1300 and CIM Definition Standards for Mineral Resources and Mineral Reserves (May 2014) for those estimates reported in this document. Modifying factors were applied to the Indicated Mineral Resources to convert them to Probable Mineral Reserves. All of the Indicated Mineral Resources were converted to Probable Mineral Reserves. The point of reference for reporting the Mineral Reserves is at delivery to the processing plant, as such, the Mineral Reserves for the Arctic deposit incorporate appropriate mining dilution and mining recovery estimations.

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

Table 8 – Optimization Inputs

Parameter	Unit	Value	Cu Conc.	Pb Conc.	Zn Conc.
Metal Prices
Copper	$/lb	3.46
Lead	$/lb	0.91
Zinc	$/lb	1.12
Gold	$/oz	1,615
Silver	$/oz	21.17
Discount Rate	%	8

Parameter	Unit	Value	Cu Conc.	Pb Conc.	Zn Conc.
Dilution and Mine Losses	%	Estimated in a block-by-block basis, adding up 30% to 40%.
Mining Cost
Reference Bench Elevation	m	790
Base Cost	$/t	2.52
Incremental Mining Cost
Uphill (below 790m)	$/t/5m	0.02
Downhill (above 790m)	$/t/5m	0.012
Process Costs
Operating Cost	$/t milled	18.31
G&A	$/t milled	5.83
Sustaining Capital	$/t milled	2.37
Road Toll Cost	$/t milled	8.04
Closure	$/t milled	4.27
Processing Rate	kt/d	10
Process Recovery
Copper	%		89.9	2.4	2.7
Lead	%		8.1	79	2.2
Zinc	%		3.4	0.4	90.6
Gold	%		10.9	62.1	5.4
Silver	%		26.4	63.1	3.4
Payable – Main Element	%		96.5	95	85
Treatment Cost	$/dmt		80	160	215
Refining Cost
Copper	$/lb		0.08	-	-
Gold	$/oz		5	10	-
Silver	$/oz		0.5	1.25	-
Transport Cost	$/dmt	271
Concentrate Losses	% weight	0.42
Insurance Cost	%	0.15
Representation/Marketing	$/wmt	2.5

Parameter	Unit	Value	Cu Conc.	Pb Conc.	Zn Conc.
Slope Angles
Geotechnical Sector 1 (2L-E)	degrees	Variable based on slope dip direction. IRA ranging from 26 to 56.
Geotechnical Sector 2 (2L-W)	degrees	Variable based on slope dip direction IRA ranging from 38 to 56.
Geotechnical Sector 3 (2U)	degrees	Variable based on slope dip direction IRA ranging from 29 to 56.
Geotechnical Sector 4 (3)	degrees	Variable based on slope dip direction IRA ranging from 30 to 56.
Geotechnical Sector 5 (4L)	degrees	Variable based on slope dip direction IRA ranging from 34 to 56.
Geotechnical Sector 6 (4U)	degrees	Variable based on slope dip direction IRA ranging from 37 to 56.
Royalties
NANA Surface Use	%NSR	1

Note: IRA = inter ramp angle

The Mineral Reserves statement is shown in Table 9. The table below shows Mineral Resources on a 100% basis as well as Trilogy’s attributable interest of 50% of the tonnes and metal content.

Table 9 – Mineral Reserve Estimate

Confidence Category	Tonnage	Average Grades
	Mt	Cu (%)	Pb (%)	Zn (%)	Au (g/t)	Ag (g/t)
Probable Mineral Reserves – 100%	46.7	2.11	0.56	2.90	0.42	31.8
Probable Mineral Reserves – 50% Attributable Interest	23.35	2.11	0.56	2.90	0.42	31.8

Notes:

1.	A Qualified Person and an employee of the Company, has reviewed the reserves and material assumptions in the S-K 1300 Arctic Report and confirmed that the reserves and the material assumptions remain current as of November 30, 2025.
2.	Mineral Reserves in the S-K 1300 Arctic Report were prepared in accordance with the standards and definitions of S-K 1300. Mineral Reserves in the NI 43-101 Arctic Report were prepared in accordance with the CIM Mineral Resources and Mineral Reserves Definitions Standards.
3.	Mineral Reserves were estimated assuming open pit mining methods and include a combination of internal and contact dilution. Total dilution is expected to be between 30% and 40%. Pit slopes vary by sector and range from 26° to 56°. A marginal NSR cut-off of $38.8/t is used.
4.	Mineral Reserves are based on prices of $3.46/lb Cu, $0.91/lb Pb, $1.12/lb Zn, $1,615/oz Au, and $21.17/oz Ag. The long-term metal price forecast used a combination of information derived from 22 financial institutions, from pricing used in technical reports filed with Canadian regulatory authorities over the previous 12-month period prior to the publication of the S-K 1300 Arctic report, from pricing reported by major mining companies in public filings such as annual reports in the previous 12-month period prior to the publication of the S-K 1300 Arctic report, spot pricing, and three-year trailing average pricing.
5.	Variable process recoveries averaging 92.2% Cu in Cu concentrate, 62.2% Pb in Pb concentrate, 87.6% Zn in Zn concentrate, 16.0% Pb in Cu concentrate, 1.9% Zn in Cu concentrate, 47.2% Au in Cu concentrate, 32.7% Ag in Cu concentrate, 0.8% Cu in Pb concentrate, 1.3% Zn in Pb concentrate, 26.1% Au in Pb concentrate, 48.7% Ag in Pb concentrate, 2.1% Cu in Zn concentrate, 4.5% Pb in Zn concentrate, 3.3% Au in Zn concentrate, 5.8% Ag in Zn concentrate.
6.	Mineral Reserves are based on mining cost of $2.52/t incremented at $0.02/t/5m and $0.012/t/5m below and above 790 m elevation, respectively.

7.	Costs applied to processed material following: process operating cost of $18.31/t, G&A of $5.83/t, sustaining capital cost of $2.37/t, closure cost of $4.27/t, road toll cost of $8.04/t.
8.	Strip ratio (waste:ore) is 7.3:1.
9.	Selling terms following: payables of 96.5% of Cu, 95% of Pb and 85% of Zn, treatment costs of $80/t Cu concentrate, $160/t Pb concentrate and $215/t Zn concentrate; refining costs of $0.08/lb Cu in Cu concentrate, and$10/oz Au, $1.25/oz Ag in Pb concentrate; and transport cost $270.98/t concentrate. All selling terms are as of November 2022 and transport cost is as of July 2020.
10.	Fixed royalty percentage of 1% NSR.

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

Permitting Considerations

Current mineral exploration activities are conducted at the Arctic deposit under State of Alaska and NWAB permits. The State of Alaska Miscellaneous Land Use Permit and the NWAB Permit expire annually and are currently being renewed.

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

Mineral Reserve and Resource Estimate Comparison Between November 30, 2025 and 2024

Mineral Reserves Comparison for Arctic

There were no changes to the mineral reserve estimates for the Arctic project from November 30, 2024 to November 30, 2025.

Mineral Resources Comparison for Arctic

There were no changes to the mineral resource estimates for the Arctic project from November 30, 2024 to November 30, 2025.

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

Except as otherwise stated, the scientific and technical information relating to the Bornite Project contained in this Form 10-K is derived from the (i) 2024 S-K 1300 report for Bornite titled “S-K 1300 Technical Report Summary on the Initial Assessment of the Bornite Project, Northwest Alaska, USA” dated November 30, 2024 prepared by Wood Canada Limited, SRK Consulting (Canada) Inc., Ausenco Engineering Canada ULC. and International Metallurgical & Environmental and Core Geoscience LLC, which are each unaffiliated with Trilogy  (“S-K 1300 Bornite Report” or the “Bornite Study”) and the (ii) technical report titled “NI 43-101 Technical Report on the Preliminary Economic Assessment of the Bornite Project, Northwest Alaska, USA”with an effective date of January 15, 2025, prepared by Wood Canada Limited, SRK Consulting (Canada) Inc., Ausenco Engineering Canada ULC. and International Metallurgical & Environmental and Core Geoscience LLC, which are each unaffiliated with Trilogy (the “NI 43-101 Bornite Report”). The information regarding the Bornite Project is based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the S-K 1300 Bornite Report and the NI 43-101 Bornite Report which has been filed, as applicable, with certain Canadian securities regulatory authorities pursuant to NI 43-101.  The NI 43-101 Bornite Report is available for review on SEDAR+ at www.sedarplus.ca and the S-K 1300 Bornite Report is available for review on EDGAR at www.sec.gov.

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

Permits

Multiple permits are required during the exploration phase of the Bornite property. Permits are issued from Federal, State, and Regional agencies, including: the Environmental Protection Agency, US Army Corps of Engineers, ADEC, Alaska Department of Fish and Game, ADNR, and NWAB.  The State of Alaska permit for exploration on the Bornite property, known as the Annual Hardrock Exploration Activity (“AHEA”) Permit, is obtained and renewed every five years through the ADNR – Division of Mining, Land and Water. An AHEA exploration permit has been held in good standing with the ADNR and has done so each year since 2004 under a subsidiary of NovaGold and now under Trilogy Metals.  The Bornite property is within the NWAB therefore requiring a Title 9 Miscellaneous Land Use permit for mineral exploration, fuel storage, gravel extraction, and the operation of a landfill.  The Bornite camp, Bornite landfill, and Dahl Creek camp are permitted by the ADEC.  After the formation of the joint venture, Ambler Metals has renewed the necessary permits for exploration and related camp operations.

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

At this stage of project evaluation, copper is the only economic contributor at Bornite. There is potential for reasonable prospects of eventual economic extraction for cobalt with additional drill information and metallurgical test work to establish the appropriate process options available to produce marketable pyrite-cobalt concentrate. Currently there is insufficient information to identify reasonable process methods for economic recovery of cobalt or a market for the pyrite-cobalt concentrate. The Bornite deposit comprises several zones of relatively continuous moderate- to high-grade copper mineralization that extends from surface to depths of more than 800 m below surface. The deposit is amenable to either open pit or underground mining methods. Underground mining assumes a combination of the sub-level stoping method for South Reef and cut-and-fill method for Ruby Zone with assumed mining cost $65.00/t and $90.00/t mined, respectively. Using these parameters an open pit marginal cut-off grade of 0.5% Cu and an underground break-even cut-off grade of 1.45% Cu for South Reef and 1.79% Cu for Ruby Zone were determined.

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

Table 1 – Bornite Mineral Resources Statement as at November 30, 2025

Class	Type/Area	Cut-off (Cu %)	Tonnes (Mt)	Average Grade Cu (%)	Contained Metal Cu (Mlb)
Inferred	In-Pit	0.50	170.4	1.15	4,303
	Outside-Pit South Reef	1.45	27.5	2.78	1,687
	Outside-Pit Ruby Zone	1.79	10.4	2.28	521
	Underground Development	0.70	0.7	0.98	16
Total Inferred – 100%			208.9	1.42	6,527
Total Inferred – 50% Attributable Interest			104.45	1.42	3,263.5

Notes:

1.	Mineral Reources were reported in the S-K 1300 Bornite Report effective as of November 30, 2024 and the NI 43-101 Bornite Report with an effective date of November 30, 2024. A Qualified Person and an employee of the Company, has approved the mineral resources included in this Annual Report on Form 10-K as of November 30, 2025 and reviewed the resources and material assumptions in the S-K 1300 Bornite Report and confirmed that the resources and material assumptions remain current as of November 30, 2025.
2.	Mineral Resources in the S-K 1300 Bornite Report were prepared in accordance with the standards and definitions of S-K 1300. Mineral Resources in the NI 43-101 Bornite Report were prepared in accordance with the CIM Mineral Resources and Mineral Reserves Definitions Standards. Mineral resources are exclusive of mineral reserves. There have been no mineral reserves estimated on the Bornite Property.
3.	The assessment is preliminary in nature, it includes Inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that this economic assessment will be realized.
4.	Mineral resources are reported in place (point of reference).
5.	Mineral resources are constrained by: an open pit shell at a cut-off grade of 0.50% Cu, with an average pit slope of 43 degrees; and underground mining shapes assuming cut-and-fill mining method based on a 1.79% Cu grade shell for Ruby Zone and an optimized underground mineable stope shape assuming sublevel stoping mine method based on a break-even cut-off grade of 1.45% for South Reef. The cut-off grades assume a $4.60/lb Cu price over the expected 17-year LOM, process recovery of 90.47%, process cost of $21.00/t processed, treatment, refining, sales cost of $0.78/lb Cu in concentrate, road use cost of $8.04/t processed, and 2% NSR royalty. For the open pit, costs include mining costs of $3.34/t mined and G&A cost of $4.30/t processed. For mining at South Reef, costs include mining costs of $65.00/t mined and G&A cost of $14.50/t processed. For mining at Ruby Zone, costs include mining costs of $90.00/t mined and G&A cost of $14.50/t processed. The long-term metal price forecast used a combination of information derived from 22 financial institutions, from pricing used in technical reports filed with Canadian regulatory authorities over the previous 12-month period from the effective date of the mineral resource estimate, from pricing reported by major mining companies in public filings such as annual reports, historical average pricing.
6.	Underground development material uses a marginal cut-off of 0.70% Cu where the mining costs are excluded.
7.	Figures may not sum due to rounding.
8.	The Mineral Resource estimates are shown on 100% and 50% basis. Trilogy's attributable interest is 50%.

Table 2 – Portions of South Reef Mineral Resource Amenable to Underground Mining

Class	Type/Area	Cut-off (Cu %)	Tonnes (Mt)	Average Grade (Cu %)	Contained Cu (Mlb)
Inferred	In-Pit South Reef[1]	1.45	14.2	2.80	876
	Outside-Pit South Reef[2]	1.45	27.5	2.78	1,687
Inferred	Total South Reef		41.7	2.79	2,563

Notes:

1.	The 1.45% Cu break-even cut-off assumes sublevel stoping mine method. The cut-off grades assume a $4.60/lb Cu price, process recovery of 90.47%, process cost of $21.00/t processed, mining costs of $65.00/t mined and G&A cost of $14.50/t processed, treatment, refining, sales cost of $0.78/lb Cu in concentrate, road use cost of $8.04/t processed, and 2% NSR royalty.
2.	Subset of the mineral resource using a higher cut-off to what was used in Table 1 and is not additive to the in-pit mineral resource reported in Table 1.
3.	Restatement of the mineral resources outside of the pit as reported in Table 1 and is not additive to Table 1.
4.	Trilogy’s attributable interest is 50% of the tonnage and contained metals.
5.	For additional information, please see the footnotes to Table 1 above.

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

A subset of the mineral resources within the LOM plan is summarized in Table 3.

Table 3 – Subset of the Bornite Mineral Resource Estimate within the Initial Assessment Mine Plan

Confidence Category	Tonnes (Mt)	Average Grade (Cu %)	Contained Cu (Mlb)
Inferred	36.9	2.61	2,125

Notes:

1.	Mineral resources within the mine plan were estimated using sublevel stoping underground mining method and includes variable dilution and a mining recovery of 95%.
2.	The assessment is preliminary in nature, it includes inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves and there is no certainty that this economic assessment will be realized.
3.	Input assumptions used to determine mineable stope shapes include a copper price of $4.20/lb, mine operating cost of $73.29/t, process operating cost of $19.84/t, G&A and surface costs of $9.64/t, haulage and road use costs of $28.78/t, closure and water treatment costs of $1.26/t, shipping, treatment, refining and selling costs of $0.78/lb Cu, process recovery of 90%, and NSR royalty of 2%.
4.	Production stope cut-off of 1.6% Cu and development cut-off 0.7% Cu.The production stope cut-off input assumptions include a copper price of $4.20/lb, mine operating cost of $44.08/t, process operating cost of $24.82/t, G&A and surface cost of $17.3/t, and sustaining costs of $8.52/t, road use costs of $14.4/t, shipping, treatment, refining and selling costs of $0.78/lb Cu, process recovery of 90.89% and average NSR royalty of 2.25%. Forecast copper prices used for mine planning and cash flow analysis are as of September 6, 2024. The forecast price of $4.20 reflects the average forecasted price from 18 financial institutions.
5.	Trilogy’s attributable interest is 50% of the tonnage and contained metal.
6.	For additional information, please see the footnotes to Table 1 above.

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

The Bornite Project is most sensitive to changes in copper selling price and copper feed grade, followed by changes to operating costs and total capital costs.

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

Mineral Resource Estimate Comparison for Bornite Between November 30, 2024 and 2023

There has been no material change in the mineral resource estimate for Bornite.  For ease of comparison, the estimates for each project are shown on a 100% basis. Trilogy’s attributable interest is 50% of the tonnage and contained metal stated in the tables.

Category	Tonnes (Mt) 2023	Tonnes (Mt) 2024	Percentage Change	Contained Metal Cu (Mlb) 2023	Contained Metal Cu (Mlb) 2024	Percentage Change
Inferred In-Pit	170.4	170.4	0.0%	4303	4303	0.0%
Inferred Outside Pit South Reef	22.0	27.5	25.0%	1690	1687	-0.2%
Inferred Outside Pit Ruby Zone	10.4	10.4	0.0%	521	521	0.0%
Total Inferred	202.7	208.2	2.7%	6514	6511	0.0%

Note:

1.	Figures may not sum due to rounding.

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

While we are not a party to the legal proceedings relating to the Ambler Access Road, for more information regarding legal proceedings related to the Ambler Access Road please see “Management’s Discussion and Analysis - Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”).

Item 4.     MINE SAFETY DISCLOSURES

Operations are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  At our current stage of exploration, we are not yet subject to MSHA.

Companies required to file periodic reports under the Exchange Act, that operate mines regulated under the Mine Act are required to make certain disclosures pursuant to Section 1503(a) of Dodd-Frank.  We have nothing to disclose pursuant to Section 1503(a) of Dodd-Frank for the fiscal year ended November 30, 2025.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the TSX and the NYSE American under the symbol “TMQ”. As of February 17, 2026, there were 1,394 registered holders of our Common Shares.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During fiscal year 2025, neither Trilogy nor any affiliate of Trilogy repurchased Trilogy Common Shares.

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

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following summary generally describes, as of the date hereof, the principal Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of our Common Shares.

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Tax Act and the Convention, (i) is not resident or deemed to be resident, nor has ever been resident, in Canada, (ii) is resident solely in the United States for tax purposes, (iii) is a “qualifying person” under and entitled to the benefits of the Convention, (iv) holds all Common Shares as capital property, (v) deals at arm’s length with and is not affiliated with the Company, (vi) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada (including an adventure or concern in the nature of trade), (vii) is not an insurer that carries on business in Canada and elsewhere and (viii) is not an “authorized foreign bank” (as defined in the Tax Act), (ix) has not entered into a “derivative forward agreement”, “synthetic equity arrangement” or “synthetic disposition arrangement” (each as defined in the Tax Act) with respect to the Common Shares and (x) does not have and has not had, at any time, a “permanent establishment” (as defined in the Convention) of any kind in Canada (each such holder, a “U.S. Holder”).

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

This summary is based on the information contained in this Form 10-K, the provisions of the Tax Act and the Convention in effect as of the date prior to the date hereof and counsel’s understanding of the published administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) published in writing by the CRA and publicly available prior to the date hereof. This summary also takes into account all specific proposals to amend the Tax Act and Convention publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Proposed Tax Amendments”). This summary assumes that the Proposed Tax Amendments will be enacted as currently proposed; however, no assurances can be given that the Proposed Tax Amendments will be enacted as proposed or at all. Other than the Proposed Tax Amendments, this summary does not take into account or anticipate any changes in law or the administrative policies or assessing practices of the CRA, whether by way of legislative, governmental or judicial decision or action, nor does it take into account other federal or any provincial, territorial or foreign legislation or considerations, which may differ significantly from those discussed herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations of acquiring, holding or disposing of Common Shares and is not intended to be, and should not be construed as legal, business, or tax advice to any particular U.S. Holder. No representations with respect to the tax consequences to any particular U.S. Holder are made. Accordingly, U.S. Holders should consult their own tax advisors as to the Canadian federal tax consequences, and the tax consequences of any other jurisdiction, applicable to them having regard to their particular circumstances.  The discussion below is qualified accordingly.

Currency Conversion

Generally, for the purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of Common Shares (including dividends, adjusted cost base and proceeds of disposition) must be converted into Canadian dollars based on the relevant exchange rate as determined in accordance with the Tax Act.

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

Generally, as long as the Common Shares are then listed on a “designated stock exchange” (as defined in the Tax Act and which currently includes the TSX and the NYSE American) at the time of disposition or deemed disposition, the Common Shares will not constitute taxable Canadian property of a U.S. Holder, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are met concurrently: (a) the U.S. Holder, persons with whom the U.S. Holder does not deal at arm’s length, partnerships whose members include, either directly or indirectly through one or more partnerships, the U.S. Holder or persons with whom the U.S. Holder does not deal at arm’s length , or any combination of them, owned 25% or more of the issued shares of any class or series of shares in the capital stock of the Company, and (b) more than 50% of the fair market value of the Common Shares was derived, directly or indirectly, from one or any combination of real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Tax Act), and options in respect of interests in, or, for civil law, rights in, any such properties (whether or not the property exists). Notwithstanding the foregoing, the Common Shares may also be deemed to be taxable Canadian property of a U.S. Holder pursuant to other circumstances prescribed in the Tax Act.

Even if the Common Shares constitute “taxable Canadian property” to a U.S. Holder, under the Convention, such a U.S. Holder will generally not be subject to tax under the Tax Act on any capital gain realized by such holder on a disposition of such Common Shares, provided the value of such Common Shares is not derived principally from real property situated in Canada (within the meaning of the Convention).

A U.S. Holder whose Common Shares may constitute taxable Canadian property should consult their own advisors having regard to their particular circumstances.

Dividends on Common Shares

Under the Tax Act, dividends on Common Shares paid or credited or deemed to be paid or credited to a U.S Holder will be subject to Canadian withholding tax, and the Company will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding under the Tax Act is 25% of the gross amount of the dividends.  However, in the case of a U.S. Holder who is paid or credited a dividend or deemed dividend, is the beneficial owner of such dividend or deemed dividend, and who qualifies for full benefits under the Convention, the rate of such Canadian withholding tax will generally be reduced to 15% of the gross amount of such dividend. The rate of withholding tax is further reduced to 5% if the beneficial owner of such dividend is an U.S. Holder that is a company that owns, directly or indirectly, at least 10% of the Company’s voting shares.

Certain U.S. Federal Income Tax Considerations

The following is a general summary of certain anticipated U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership and disposition of our Common Shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder as a result of the acquisition, ownership and disposition of Common Shares. Furthermore, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax considerations applicable to such U.S. Holder of Common Shares including, without limitation, specific tax consequences to a U.S. Holder under an applicable income tax treaty. Except as specified below, this summary does not discuss applicable tax reporting requirements. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Holder. This summary does not address the U.S. federal net investment income tax, U.S. federal alternative minimum tax, U.S. federal estate and gift tax, U.S. state and local tax, or non-U.S. tax consequences to U.S. Holders of the ownership and disposition of Common Shares. U.S. Holders should consult their own tax advisors regarding the U.S. federal, U.S. state and local, and non-U.S. tax consequences relating to the acquisition, ownership and disposition of Common Shares.

No ruling from the U.S. Internal Revenue Service (the “IRS”) or legal opinion from legal counsel has been requested, or will be obtained, regarding the potential U.S. federal income tax considerations applicable to U.S. Holders as discussed in this summary. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, or contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the positions taken in this summary.

This summary is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), regulations promulgated by the U.S. Department of the Treasury (whether final, temporary or proposed) (“Treasury Regulations”), U.S. court decisions, published rulings and administrative positions of the IRS, and the Convention, that are applicable and, in each case, in effect as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

U.S. Holders

For purposes of this section, a “U.S. Holder” is a beneficial owner of Common Shares that, for U.S. federal income tax purposes, is (a) a citizen or individual resident of the United States; (b) a corporation, or other entity classified as a corporation for U.S. federal income tax purposes, that is created or organized under the laws of the United States or any state in the United States, including the District of Columbia; (c) an estate if the income of such estate is subject to U.S. federal income tax regardless of the source of such income; or (d) a trust if (i) such trust has validly elected under Treasury Regulations to be treated as a U.S. person for U.S. federal income tax purposes, or (ii) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including, but not limited to, U.S. Holders that: (a) are tax-exempt organizations, qualified retirement plans, individual retirement accounts or other tax-deferred accounts; (b) are banks, financial institutions, underwriters, insurance companies, real estate investment trusts or regulated investment companies; (c) are broker-dealers, dealers, or traders in securities or currencies that elect to apply a mark-to-market accounting method; (d) have a “functional currency” other than the U.S. dollar; (e) own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale or other integrated transaction; (f) acquire Common Shares in connection with the exercise or cancellation of employee stock options or otherwise as compensation for services; (g) hold Common Shares other than as a capital asset (generally property held for investment purposes) within the meaning of Section 1221 of the Code; (h) are subject to special tax accounting rules with respect to their Common Shares; (i) own or have owned or will own (directly, indirectly or by attribution) 10% or more of the total combined voting power or value of the our outstanding shares; (j) are partnerships or other pass-through entities (and investors in such partnerships or other owners thereof); (k) are S corporations (and shareholders therein); (l) are U.S. expatriates or former long-term residents of the United States; or (m) hold Common Shares in connection with a trade or business, permanent establishment, or fixed base outside the United States.  U.S. Holders and others that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisors regarding the U.S. federal, state and local and non-U.S. tax considerations relating to the acquisition, ownership and disposition of Common Shares.

This discussion also does not address the tax treatment of entities or arrangements classified as partnerships or other entities that are pass-through entities for U.S. federal income tax purposes or persons who hold Common Shares through partnerships or such other pass-through entities. If an entity or other arrangement that is classified as a partnership for U.S. federal income tax purposes owns Common Shares, the U.S. federal income tax treatment of a partner will generally depend on the status of the partner and the activities of the partnership. Partners of entities that are classified as partnerships for U.S. federal income tax purposes should consult their own tax advisors regarding the U.S. federal income tax consequences arising from and relating to the acquisition, ownership and disposition of Common Shares.

U.S. Federal Income Tax Consequences of the Acquisition, Ownership and Disposition of Common Shares

Distributions on Common Shares

Subject to the PFIC rules discussed below, a U.S. Holder that receives a distribution, including a constructive distribution, with respect to a Common Share will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of our current and accumulated “earnings and profits”, as computed for U.S. federal income tax purposes. To the extent that a distribution exceeds our current and accumulated “earnings and profits”, such distribution will be treated first as a tax-free return of capital to the extent of a U.S. Holder’s tax basis in the Common Shares and thereafter as a gain from the sale or exchange of such Common Shares (see “Sale or Other Taxable Disposition of Common Shares” below). However, we do not intend to maintain calculations of our earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder should therefore assume that any distribution by us with respect to the Common Shares will constitute ordinary dividend income. Subject to applicable limitations, dividends paid by us to non-corporate U.S. Holders, including individuals, generally will be eligible for the preferential tax rates applicable to long-term capital gains for dividends, provided certain holding period and other conditions are satisfied, including that we are not classified as a PFIC (as discussed below) in the tax year of distribution or in the preceding tax year. Dividends received on Common Shares by corporate U.S. Holders will not be eligible for the “dividends received deduction”. The dividend rules are complex, and each U.S. Holder should consult its own tax advisor regarding the application of such rules.

Sale or Other Taxable Disposition of Common Shares

Subject to the PFIC rules discussed below, upon the sale or other taxable disposition of Common Shares a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received and (b) such U.S. Holder’s tax basis in such Common Shares sold or otherwise disposed of. Such gain generally will be treated as “U.S. source” for purposes of applying the U.S. foreign tax credit rules unless the gain is subject to tax in Canada and is re-sourced as “foreign source” under the Convention and such U.S. Holder elects to treat such gain or loss as “foreign source” (see a more detailed discussion at “Foreign Tax Credit” below). Any such gain or loss generally will be capital gain or loss, which will be long-term capital gain or loss if, at the time of the sale or other disposition, such Common Shares are held for more than one year. Preferential tax rates apply to long-term capital gains of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gains of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

Passive Foreign Investment Company Rules

If we were to constitute a “passive foreign investment company” within the meaning of Section 1297(a) of the Code (a “PFIC”) for any year during a U.S. Holder’s holding period, then certain different and potentially adverse rules would apply to such U.S. Holder’s ownership and disposition of Common Shares. We believe we were a PFIC for our most recently completed tax year, and based on current business plans and financial expectations, may be a PFIC in the current tax year and future tax years. No opinion of legal counsel or ruling from the IRS concerning our status as a PFIC has been obtained or is currently planned to be requested. PFIC status depends on the composition of a company’s income and assets and the fair market value of its assets (including goodwill) calculated on a yearly basis after the close of the taxable year, as well as on the application of complex statutory and regulatory rules that are subject to potentially varying or changing interpretations. There can be no assurance that we will not be treated as a PFIC for any taxable year. Accordingly, there can be no assurance that the IRS will not challenge any determination made by us (or our subsidiary) concerning its PFIC status or that we (or our subsidiary) were not, or will not be, a PFIC for any tax year. U.S. Holders should consult their own tax advisors regarding our PFIC status and the PFIC status of each of our subsidiaries.

In any year in which we are classified as a PFIC, a U.S. Holder will be required to file an annual report with the IRS containing such information as Treasury Regulations and/or other IRS guidance may require. In addition to penalties, a failure to satisfy such reporting requirements may result in an extension of the time period during which the IRS can assess a tax. U.S. Holders should consult their own tax advisors regarding the requirements of filing such information returns under these rules, including the requirement to file an IRS Form 8621 annually.

We generally will be a PFIC if, for a given tax year, (a) 75% or more of our gross income for such tax year is passive income (the “PFIC income test”) or (b) 50% or more of the value of our assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets (the “PFIC asset test”). “Gross income” generally includes all revenues less the cost of goods sold plus income from investments and from incidental or outside operations or sources, and “passive income” generally includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all of a foreign corporation’s commodities are stock in trade or other inventory, depreciable property used in a trade or business, or supplies regularly used or consumed in the ordinary course of its trade or business, and certain other requirements are satisfied.

For purposes of the PFIC income test and PFIC asset test described above, if we own, directly or indirectly, 25% or more of the total value of the outstanding shares of another corporation, we will be treated as if we (a) held a proportionate share of the assets of such other corporation and (b) received directly a proportionate share of the income of such other corporation. In addition, for purposes of the PFIC income test and PFIC asset test described above, and assuming certain other requirements are met, “passive income” does not include certain interest, dividends, rents or royalties that are received or accrued by us from certain “related persons” (as defined in Section 954(d)(3) of the Code), to the extent such items are properly allocable to the income of such related person that is not passive income.

Under certain attribution rules, if we are a PFIC, U.S. Holders will generally be deemed to own their proportionate share of our direct or indirect equity interest in any company that is also a PFIC (a “Subsidiary PFIC”), and will generally be subject to U.S. federal income tax on their proportionate share of (a) any “excess distributions”, as described below, on the stock of a Subsidiary PFIC and (b) a disposition or deemed disposition of the stock of a Subsidiary PFIC by us or another , both as if the U.S. Holder directly held the shares of such Subsidiary PFIC. In addition, U.S. Holders may be subject to U.S. federal income tax on any indirect gain realized on the stock of a Subsidiary PFIC on the sale or disposition of Common Shares. Accordingly, U.S. Holders should be aware that they could be subject to tax under the PFIC rules even if no distributions are received and no redemptions or other dispositions of Common Shares are made.

Default PFIC Rules under Section 1291 of the Code

If we are a PFIC for any tax year during which a U.S. Holder owns Common Shares, the U.S. federal income tax consequences to such U.S. Holder of the ownership and disposition of Common Shares will depend on whether and when such U.S. Holder makes elections to treat us and each of our Subsidiary PFICs, if any, as a timely “qualified electing fund” election under Section 1295 of the Code (a “QEF Election”) or makes a timely mark-to-market election with respect to its Common Shares under Section 1296 of the Code (a “Mark-to-Market Election”). A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election (a “Non-Electing U.S. Holder”) will be subject to tax as described below.

A Non-Electing U.S. Holder will be subject to the default rules of Section 1291 of the Code with respect to (a) any gain recognized on the sale or other taxable disposition of Common Shares and (b) any “excess distribution” received on the Common Shares or on the shares of a Subsidiary PFIC that is deemed to be received by a U.S. Holder. A distribution generally will be an “excess distribution” to the extent that such distribution (together with all other distributions received in the current tax year) exceeds 125% of the average of the annual distributions received during the three preceding tax years (or during a U.S. Holder’s holding period for the Common Shares, if shorter).

Under Section 1291 of the Code, if we were to constitute a PFIC during a Non-Electing U.S. Holder’s holding period of Common Shares, any gain recognized on the sale or other taxable disposition of Common Shares (including an indirect disposition of shares of a Subsidiary PFIC), and any “excess distribution” received on Common Shares or a distribution by a Subsidiary PFIC to its shareholder that is deemed to be received by a U.S. Holder must be ratably allocated to each day in a Non-Electing U.S. Holder’s holding period for the respective Common Shares. The amount of any such gain or distribution of the excess distribution allocated to the tax year of disposition or excess distribution and to years before we became a PFIC, if any, would be taxed as ordinary income (and not eligible for certain preferential tax rates). The amounts allocated to any other tax year would be subject to U.S. federal income tax at the highest tax rate applicable to ordinary income in each such year, and an interest charge would be imposed on the tax liability for each such year, calculated as if such tax liability had been due in each such year. A Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as “personal interest”, which is not deductible.

If we are a PFIC for any tax year during which a Non-Electing U.S. Holder owns Common Shares, we will continue to be treated as a PFIC with respect to such Non-Electing U.S. Holder, regardless of whether we cease to be a PFIC in one or more subsequent years. If we cease to be a PFIC, a Non-Electing U.S. Holder may terminate this deemed PFIC status with respect to Common Shares by electing to recognize gain (which will be taxed under the default rules of Section 1291 of the Code discussed above), but not loss, as if such Common Shares were sold on the last day of the last tax year for which we were a PFIC. U.S. Holders should consult their tax advisors regarding the potential availability of this election.

QEF Election

In the event we are a PFIC and a U.S. Holder makes a timely and effective QEF Election for the first tax year in which its holding period of its Common Shares begins, such U.S. Holder generally will not be subject to the default rules of Section 1291 of the Code discussed above with respect to its Common Shares. However, a U.S. Holder that makes a timely and effective QEF Election will be subject to U.S. federal income tax on such U.S. Holder’s pro rata share of (a) our net capital gain, which will be taxed as long-term capital gain to such U.S. Holder, and (b) our ordinary earnings, which will be taxed as ordinary income to such U.S. Holder. Generally, “net capital gain” is the excess of (a) net long-term capital gain over (b) net short-term capital loss, and “ordinary earnings” are the excess of (i) “earnings and profits” over (ii) net capital gain. A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each tax year in which we are a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by us. However, for any tax year in which we are a PFIC and have no net income or gain, U.S. Holders that have made a QEF Election would not have any income inclusions as a result of the QEF Election. If a U.S. Holder that makes a QEF Election has an income inclusion, such a U.S. Holder may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge. If such U.S. Holder is not a corporation, any such interest paid will be treated as “personal interest”, which is not deductible.

A U.S. Holder that makes a timely and effective QEF Election with respect to us generally (a) may receive a tax-free distribution from us to the extent that such distribution represents our “earnings and profits” that were previously included in income by the U.S. Holder because of such QEF Election and (b) will adjust such U.S. Holder’s tax basis in the Common Shares to reflect the amount included in income or allowed as a tax-free distribution because of such QEF Election. In addition, a U.S. Holder that makes a QEF Election generally will recognize capital gain or loss on the sale or other taxable disposition of Common Shares.

The procedure for making a QEF Election, and the U.S. federal income tax consequences of making a QEF Election, will depend on whether such QEF Election is timely. A QEF Election will be treated as “timely” if it is made for the first year in the U.S. Holder’s holding period for the Common Shares in which we were a PFIC. A U.S. Holder may make a timely QEF Election by filing the appropriate QEF Election documents at the time such U.S. Holder files a U.S. federal income tax return for such year. If a U.S. Holder does not make a timely and effective QEF Election for the first year in the U.S. Holder's holding period for the Common Shares, the U.S. Holder may still be able to make a timely and effective QEF Election in a subsequent year if such U.S. Holder meets certain requirements and makes a “purging” election to recognize gain (which will be taxed under the default rules of Section 1291 of the Code discussed above) as if such Common Shares were sold for their fair market value on the day the QEF Election is effective. If a U.S. Holder makes a QEF Election but does not make a "purging" election to recognize gain as discussed in the preceding sentence, then such U.S. Holder shall be subject to the QEF Election rules and shall continue to be subject to tax under the default rules of Section 1291 of the Code discussed above with respect to its Common Shares. If a U.S. Holder owns PFIC stock indirectly through another PFIC, separate QEF Elections must be made for the PFIC in which the U.S. Holder is a direct shareholder and the Subsidiary PFIC for the QEF rules to apply to both PFICs.

A QEF Election will apply to the tax year for which such QEF Election is timely made and to all subsequent tax years, unless such QEF Election is invalidated or terminated or the IRS consents to revocation of such QEF Election. If a U.S. Holder makes a QEF Election and, in a subsequent tax year, we cease to be a PFIC, the QEF Election will remain in effect (although it will not be applicable) during those tax years in which we are not a PFIC. Accordingly, if we become a PFIC again in a later tax year, the QEF Election will still be effective and the U.S. Holder will be subject to the QEF rules described above during any subsequent tax year in which we qualify as a PFIC.

A U.S. Holder makes a QEF Election by attaching a completed IRS Form 8621, including a PFIC Annual Information Statement, to a timely filed United States federal income tax return. However, if we do not provide the required information with regard to us or any of our Subsidiary PFICs, U.S. Holders will not be able to make a QEF Election for such entity and will continue to be subject to the default rules of Section 1291 of the Code discussed above that apply to Non-Electing U.S. Holders with respect to the taxation of gains and excess distributions.

We will make available to U.S. Holders, upon their written request, information as to our status as a PFIC, as reasonably determined by us, and will provide to a U.S. Holder all information and documentation that a U.S. Holder making a QEF Election with respect to us is required to obtain for U.S. federal income tax purposes in the event we are a PFIC. We may provide such information on our website. However, U.S. Holders should be aware that we can provide no assurances that we will provide any such information relating to any Subsidiary PFIC. Because we may own shares in one or more Subsidiary PFICs and may acquire shares in one or more Subsidiary PFICs in the future, they will continue to be subject to the rules discussed above with respect to the taxation of gains and excess distributions with respect to any Subsidiary PFIC for which the U.S. Holders do not obtain the required information to file a QEF Election. U.S. Holders should consult their own tax advisor regarding the availability of, and procedure for making, a QEF Election with respect to us and any Subsidiary PFIC.

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election only if the Common Shares are marketable stock. The Common Shares generally will be “marketable stock” if they are regularly traded on (a) a national securities exchange that is registered with the SEC; (b) the national market system established pursuant to section 11A of the Securities and Exchange Act of 1934; or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure and surveillance requirements, and meets other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced; and (ii) the rules of such foreign exchange ensure active trading of listed stocks. If such stock is traded on such a qualified exchange or other market, such stock generally will be “regularly traded” for any calendar year during which such stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter. Each U.S. Holder should consult its own tax advisor regarding whether the Common Shares constitute marketable stock.

A U.S. Holder that makes a Mark-to-Market Election with respect to its Common Shares generally will not be subject to the default rules of Section 1291 of the Code discussed above with respect to such Common Shares. However, if a U.S. Holder does not make a Mark-to-Market Election beginning in the first tax year of such U.S. Holder’s holding period for Common Shares for which we are a PFIC and such U.S. Holder has not made a timely QEF Election, the default rules of Section 1291 of the Code discussed above will apply to certain dispositions of, and distributions on, the Common Shares.

A U.S. Holder that makes a Mark-to-Market Election will include in ordinary income, for each tax year in which the we are a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the Common Shares, as of the close of such tax year over (b) such U.S. Holder’s adjusted tax basis in such Common Shares. A U.S. Holder that makes a Mark-to-Market Election will be allowed a deduction in an amount equal to the excess, if any, of (a) such U.S. Holder’s adjusted tax basis in the Common Shares over (b) the fair market value of such Common Shares (but only to the extent of the net amount of previously included income as a result of the Mark-to-Market Election for prior tax years).

U.S. Holders that make a Mark-to-Market Election generally also will adjust their tax basis in the Common Shares to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election. In addition, upon a sale or other taxable disposition of Common Shares, a U.S. Holder that makes a Mark-to-Market Election will recognize ordinary income or ordinary loss (not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior tax years over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior tax years). Losses that exceed this limitation are subject to the rules generally applicable to losses provided in the Code and Treasury Regulations.

A U.S. Holder makes a Mark-to-Market Election by attaching a completed IRS Form 8621 to a timely filed United States federal income tax return. A timely Mark-to-Market Election applies to the tax year in which such Mark-to-Market Election is made and to each subsequent tax year, unless the Common Shares cease to be “marketable stock” or the IRS consents to revocation of such election. Each U.S. Holder should consult its own tax advisors regarding the availability of, and procedure for making, a Mark-to-Market Election.

Although a U.S. Holder may be eligible to make a Mark-to-Market Election with respect to the Common Shares, no such election may be made with respect to the stock of any Subsidiary PFIC that a U.S. Holder is treated as owning, because such stock is not marketable. Hence, the Mark-to-Market Election will not be effective to avoid the application of the default rules of Section 1291 of the Code described above with respect to deemed dispositions of Subsidiary PFIC stock or excess distributions from a Subsidiary PFIC to its shareholder.

Other PFIC Rules

Under Section 1291(f) of the Code, the IRS has issued proposed Treasury Regulations that, subject to certain exceptions, would cause a U.S. Holder that had not made a timely QEF Election to recognize gain (but not loss) upon certain transfers of Common Shares that would otherwise be tax-deferred (e.g., gifts and exchanges pursuant to corporate reorganizations) in the event we are a PFIC during such U.S. Holder’s holding period for the relevant Common Shares. However, the specific U.S. federal income tax consequences to a U.S. Holder may vary based on the manner in which the relevant Common Shares are transferred.

Certain additional adverse rules may apply with respect to a U.S. Holder if we are a PFIC, regardless of whether such U.S. Holder makes a QEF Election. For example, under Section 1298(b)(6) of the Code, a U.S. Holder that uses Common Shares as security for a loan will, except as may be provided in Treasury Regulations, be treated as having made a taxable disposition of such Common Shares.

In addition, a U.S. Holder who acquires Common Shares from a decedent will generally not receive a “step up” in tax basis of such Common Shares to fair market value unless such decedent had a timely and effective QEF Election in place.

Special rules also apply to the amount of foreign tax credit that a U.S. Holder may claim on a distribution from a PFIC. Subject to such special rules, foreign taxes paid with respect to any distribution in respect of stock in a PFIC are generally eligible for the foreign tax credit. The rules relating to distributions by a PFIC and their eligibility for the foreign tax credit are complicated, and a U.S. Holder should consult with its own tax advisors regarding the availability of the foreign tax credit with respect to distributions by a PFIC.

The PFIC rules are complex, and each U.S. Holder should consult its own tax advisors regarding the PFIC rules and how they may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares in the event we are a PFIC at any time during such holding period for such Common Shares.

Additional Considerations

Receipt of Foreign Currency

The amount of any distribution paid in foreign currency to a U.S. Holder in connection with the ownership of Common Shares, or on the sale, exchange or other taxable disposition of Common Shares, generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of actual or constructive receipt or, if applicable, the date of settlement if the Common Shares are traded on an established securities market (regardless of whether such foreign currency is converted into U.S. dollars at that time). A U.S. Holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Any U.S. Holder who converts or otherwise disposes of the foreign currency after the date of receipt may have a foreign currency exchange gain or loss that would be treated as ordinary income or loss, and generally will be U.S. source income or loss for foreign tax credit purposes. Different rules apply to U.S. Holders who use the accrual method of tax accounting. U.S. Holders should consult their own U.S. tax advisors regarding the U.S. federal income tax consequences of receiving, owning and disposing of foreign currency.

Foreign Tax Credit

Dividends paid on the Common Shares will be treated as foreign-source income, and generally will be treated as “passive category income” or “general category income” for U.S. foreign tax credit purposes. Any gain or loss recognized on a sale or other taxable disposition of Common Shares generally will be U.S. source gain or loss. Certain U.S. Holders that are eligible for the benefits of the Convention may elect to treat such gain or loss as Canadian source gain or loss for U.S. foreign tax credit purposes. The Code applies various complex limitations on the amount of foreign taxes that may be claimed as a credit by U.S. taxpayers. In addition, Treasury Regulations that apply to foreign taxes paid or accrued (the “Foreign Tax Credit Regulations”) impose additional requirements for Canadian withholding taxes to be eligible for a foreign tax credit, and there can be no assurance that those requirements will be satisfied. The Treasury Department has released guidance temporarily pausing the application of certain of the Foreign Tax Credit Regulations.

Subject to the PFIC rules, and the Foreign Tax Credit Regulations, each as discussed above, a U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on the Common Shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax. Generally, a credit will reduce a U.S. Holder’s U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder’s income that is subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year. The foreign tax credit rules are complex and involve the application of rules that depend on a U.S. Holder’s particular circumstances. Accordingly, each U.S. Holder should consult its own U.S. tax advisors regarding the foreign tax credit rules.

Information Reporting and Backup Withholding Tax

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

Item 6. [Reserved]

Not applicable

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis (“MD&A”) of Trilogy Metals Inc. (“Trilogy”, “the Company”, “us” or “we”) is dated February 16, 2026 and provides an analysis of our audited financial results for the year ended November 30, 2025 compared to the year ended November 30, 2024. A discussion of our year ended November 30, 2025 compared to November 30, 2024 is contained in this report on Form 10-K for the year ended November 30, 2025.

The following information should be read in conjunction with our November 30, 2025 audited consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “C$” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

Richard Gosse, P. Geo, VP Exploration of the Company, is a Qualified Person under National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and S-K 1300, and has approved the scientific and technical information in this MD&A.

Trilogy’s shares are listed on the Toronto Stock Exchange (“TSX”) and the NYSE American LLC (the “NYSE American”) under the symbol “TMQ”. Additional information related to Trilogy, including our annual report on Form 10-K, is available on SEDAR+ at www.sedarplus.ca and on EDGAR at www.sec.gov.

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

Corporate activities

Base Shelf Prospectus

The Company filed a final short form base shelf prospectus base shelf prospectus with the securities commissions in each of the provinces and territories of Canada (the “Canadian Base Shelf Prospectus”), and a corresponding shelf registration statement on Form S-3 (the “Registration Statement”, and together with the Canadian Base Shelf Prospectus, the (“Base Shelf Prospectus”) with the United States Securities and Exchange Commission (“SEC”) allowing for the future issuance, from time to time, of up to $50 million in common shares of the Company (the “Common Shares”), warrants to purchase Common Shares, share purchase contracts of the Company, subscription receipts and units comprised of some or all of the foregoing securities (collectively, the “Securities”). Any amounts, prices and terms will be determined based on market conditions at the time of an offering and will be set out in an accompanying prospectus supplement. The final

Base Shelf Prospectus became effective on April 14, 2025.  The Canadian Base Shelf Prospectus will remain effective for 25 months, while the Registration Statement will remain effective for three years.

At-The-Market Offering

On May 27, 2025, the Company entered into an equity distribution agreement (the “May Distribution Agreement”) with BMO Nesbitt Burns Inc., Cantor Fitzgerald Canada Corporation, BMO Capital Markets Corp. and Cantor Fitzgerald & Co. for an at-the-market equity program (“May ATM Program”).  On the same date, the Company filed a prospectus supplement (the “May Prospectus Supplement”) to the Canadian Base Shelf Prospectus and the US shelf registration statement on Form S-3 qualifying the distribution of the Common Shares under the May ATM Program. Under the May ATM Program and pursuant to the May Distribution Agreement and the May Prospectus Supplement, the Company could sell up to $25 million of Common Shares. The Common Shares sold under the May ATM Program were to be sold at the prevailing market price at the time of sale. The net proceeds of any such sales under the May ATM Program are anticipated to be used for continued development of the UKMP and for general corporate purposes.  In October 2025, pursuant to the May ATM Program the Company sold 3,513,495 shares of common stock at an average price of $7.12 per share for gross proceeds of $25.0 million and net proceeds of $24.3 million after commissions paid under the May Distribution Agreement. The May ATM Program was terminated upon completion of these sales.

On October 31, 2025, the Company filed a prospectus as part of its automatic shelf registration statement on Form S-3 with the SEC.  This registration allows the Company to issue, from time to time, various securities including Common Shares, warrants to purchase Common Shares (the “Warrants”), share purchase contracts, subscription receipts, and units comprised of some or all of the foregoing securities (collectively, the “Securities”) or any combination thereof in one or more transactions under this shelf prospectus (the “US Prospectus”). Securities may be offered separately or together, at times, in amounts, at prices and on terms to be determined based on market conditions at or prior to the time of each offering and set forth in an accompanying shelf prospectus supplement.

On November 7, 2025, the Company entered into an equity distribution agreement with Cantor Fitzgerald & Co. and BMO Capital Markets Corp., as lead agents (the “Lead Agents”), and Canaccord Genuity LLC, National Bank of Canada Financial Inc. and Raymond James (USA) Ltd., for an at-the-market equity program pursuant to which the Company may offer and issue up to $200 million of Common Shares from time to time through the Lead Agents (“Nov ATM Program”). The Offering is being made in the United States under the terms of the Company’s registration statement on Form S-3 filed with the SEC (“November Prospectus Supplement”).  No sales of Common Shares under this November Prospectus Supplement will be made in Canada, to anyone known by the Agents to be a resident of Canada or over or through the facilities of the TSX or any other exchange or market in Canada. No sales were made under the Nov ATM Program in the fourth quarter of 2025.

U.S. Government Support

On October 6, 2025, the Company, South32 and Ambler Metals entered into a binding letter of intent with the U.S. Department of War (“DOW”) for an investment to advance exploration and development of the Company’s UKMP.  The DOW will invest approximately $17.8 million in Trilogy Metals in exchange for 8,215,570 units at a price of $2.17 per unit, with each unit comprising of one common share of Trilogy Metals and 3/4 of a 10-year warrant.  Each full warrant would be exercisable to acquire up to 6,161,678 common shares of Trilogy Metals at a price of $0.01 per share (“Trilogy Warrant”). Concurrently, the DOW will pay approximately $17.8 million to South32 in exchange for 8,215,570 common shares of Trilogy Metals that South32 currently holds and a 10-year call option to acquire an additional 6,161,678 shares of Trilogy Metals from South32 at a price of $0.01 per share (“South32 Warrant”). The Trilogy Warrant and the South32 Warrant are exercisable following completion of construction of the Ambler Road. The entire proceeds of approximately $35.6 million from the transactions with the DOW will be reinvested in Ambler Metals.

Property review

The UKMP Projects are held by our equity investee, Ambler Metals of which Trilogy holds a 50% interest. The projects are located in the Ambler Mining District in Northwest Alaska. The UKMP Projects comprise approximately 448,217 acres (181,387 hectares) consisting of the Ambler and Bornite lands.

On October 19, 2011, NANA, an Alaska Native Corporation headquartered in Kotzebue, Alaska, and Trilogy Metals US entered an Exploration Agreement and Option Agreement (as amended, the “NANA Agreement”) for the cooperative development of NANA’s respective resource interests in the Ambler Mining District of Northwest Alaska. Upon the formation of Ambler Metals, the Company assigned its rights and obligations under the NANA Agreement to Ambler Metals.  The NANA Agreement consolidates Ambler Metals’ and NANA’s land holdings into an approximately 142,831-hectare land package and provides a framework for the exploration and any future development of this high-grade and prospective poly-metallic belt.

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

Arctic Project

The Ambler lands, which host a number of deposits, include the high-grade copper-zinc-lead-gold-silver Arctic Project, and other mineralized occurrences within a 100-kilometer-long volcanogenic massive sulfide (“VMS”) belt. The Ambler lands are located in Northwestern Alaska and consist of 185,805 acres (75,192 hectares) of Federal patented mining claims which hosts the Arctic deposit and State of Alaska mining claims which Ambler Metals is actively exploring, within which VMS mineralization has been found.

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

On January 15, 2025, the Company announced the positive results of its Preliminary Economic Assessment Study/Initial Assessment (“Bornite PEA”) for the Bornite copper project.  Highlights of the Bornite PEA include the following:

●	1.9 billion pounds of copper over 17-year mine life;
●	Potential to extend mine activity for the Upper Kobuk Mineral Projects to over 30 years;
●	Pre-tax net present value (“NPV”)8% of $552.0 million and an internal rate of return (“IRR”) of 23.6%; and

●	After-tax NPV8% of $394.0 million and after-tax IRR of 20.0%.

The Bornite PEA describes the technical and economic viability of establishing an underground mining operation for a 6,000 tonne-per-day operation with a 17-year mine life.  The Bornite PEA assumes re-purposing the infrastructure described in the Arctic Feasibility Study for the use with the Bornite Project once the Arctic deposit has been depleted.

Ambler Metals

On February 11, 2020, pursuant to a contribution agreement among Trilogy and South32, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite Projects in exchange for a 50% membership interest in Ambler Metals.  Simultaneously, South32 contributed $145 million cash in exchange for a 50% membership interest in Ambler Metals.

Ambler Metals is an independently operated company, jointly controlled by Trilogy and South32 through a four-member board of which two members are currently appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a variable interest entity, or VIE, because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of November 30, 2025, totaled $105.3 million.

The board of Ambler Metals approved a 2025 fiscal year budget totaling $5.8 million to support external and community affairs, to maintain the State of Alaska mineral claims in good standing, and for the maintenance of physical assets.  During the fiscal year ended November 30, 2025, Ambler Metals spent $5.6 million in expenses primarily related to salaries and wages, professional fees, engineering, and project support.

In addition, the board of Ambler Metals also approved supplement budgets totaling $1.2 million to support the AAP.  During the fiscal year ended November 30, 2025, Ambler Metals incurred $1.0 million related to the Ambler Access Project costs, primarily consisting of continuity engagement activities.

Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)

On October 6, 2025, President Trump issued a decision under Section 1106 of the Alaska National Interest Lands Conservation Act (“ANILCA”), granting the permits for the Ambler Access Project (or “Ambler Road”). The decision approved an appeal by the Alaska Industrial Development and Export Authority (“AIDEA”), a public corporation of the State of Alaska, to reverse the Biden Administration’s decision in June 2024 to select the “No Action Alternative” and terminate the previously issued right-of-way grant for the Ambler Road. President Trump directed relevant agencies to promptly reinstate, grant and finalize all necessary permits and authorizations with terms necessary to assure adequate and feasible access for economic and other purposes, such as mining and use of the road for industrial and commercial access. All federal right-of-way permits were subsequently issued and are currently in place.

Outlook

The Company has approved its 2026 corporate budget of approximately $5.0 million for public company compliance activities and oversight of Ambler Metals.  In January 2026, the Company added capacity to the senior management team to support strategic initiatives and technical expertise to support the advancement of the UKMP.

The Company has also approved a budget for Ambler Metals for fiscal 2026 in the amount of approximately $35 million of which our share is $17.5 million.  The activities at Ambler Metals will focus on re-staffing, initiating the permitting process for the Arctic Project and progressing technical work necessary to support long-term development.

Summary of Results

	in thousands of dollars, except per share amount
	November 30,	November 30,
	2025	2024	Change
	$	$	$
Exploration expenses	166	36	130
General and administrative	1,330	1,218	112
Investor relations	161	72	89
Professional fees	2,058	923	1,135
Salaries	2,388	927	1,461
Salaries and directors expense – stock-based compensation	3,336	3,520	(184)
Share of loss on equity investment	11,392	2,636	8,756
Loss on derivative carried at fair market value	22,585	—	22,585
Interest and other income	(1,158)	(685)	(473)
Comprehensive loss for the year	(42,241)	(8,587)	(33,654)
Basic and diluted loss per common share	(0.26)	(0.05)	(0.21)

For the year ended November 30, 2025, we reported a net loss of $42.2 million (or $0.26 basic and diluted loss per common share) compared to a net loss of $8.6 million (or $0.05 basic and diluted loss per common share) in fiscal 2024. The increase in comprehensive loss in the current year was primarily driven by the initial recognition of a derivative liability and the corresponding expense of $8.1 million related to the U.S. government’s proposed collaboration agreement and the fair value adjustment of $22.6 million at the fiscal year end.  Additionally, the increase in loss reflects higher salaries paid in cash during 2025, whereas in 2024 a significant portion of executive compensation as settled in common shares of the Company, as part of multi-year cash preservation effort.  The increase in the current year loss was also attributable to higher professional fees, including legal and regulatory costs related to the Company’s preparation of base shelf prospectuses, the May ATM Program and the Nov ATM Program.  These increases were partially offset by higher interest earned during the year.

Fourth quarter results

For the fourth quarter of 2025, we incurred a net loss of $34.7 million compared to a net loss of $1.6 million in the fourth quarter of 2024.  The increase in net loss is primarily driven by our share of loss from the equity investment in Ambler Metals and the loss on the derivative related to the U.S. government’s proposed strategic investment for shares and warrants carried at fair market value. The increase in comprehensive loss in the current year also reflects higher regulatory expenses and legal fees related to the Company’s preparation of base shelf prospectuses and at-the-market programs and the payment of executive compensation in cash instead of settling the compensation in common shares of the Company.

Liquidity and capital resources

During the year ended November 30, 2025, we spent $3.2 million in operating activities, spent $1.0 million in investing activities, and raised $30.0 million in financing activities. Operating expenditures were driven primarily by corporate salaries, professional fees to complete the Bornite PEA, and the preparation of base shelf prospectuses, at-the-market programs, including regulatory filing fees with the U.S. and Canadian securities commissions.  In addition, the Company contributed $1.0 million for our share of funding to Ambler Metals. These cash outflows were offset by $30.0 million in proceeds from financing activities, primarily from the May ATM Program and exercise of stock options.

At November 30, 2025, we had cash of $51.6 million and working capital of $49.6 million, which are current assets less current liabilities excluding the non-cash derivative liability. There is sufficient cash on hand to fund the Company’s fiscal 2026 budget of $5.0 million and our share of Ambler Metas’ fiscal 2026 budget of $17.5 million.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

At February 17, 2026, we had 172,545,639 common shares issued and outstanding. At February 17, 2026, we had 9,935,250 stock options outstanding with a weighted-average exercise price of CDN$1.99 and 3,206,355 Deferred Share Units, 373,692 Fixed Deferred Share Units and 951,670 Restricted Share Units (“RSUs”) outstanding. Upon the exercise of all convertible securities, the Company would be required to issue an aggregate of 14,466,967 common shares.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The fair value of the Company’s financial instruments approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and  then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The majority of the Company’s cash and cash equivalents is held at two large Canadian financial institutions and is largely uninsured as at November 30, 2025.

The derivative liability is carried at fair value on a recurring basis.  The fair value of the derivative liability is valued on the basis of Level 3 inputs.  The estimated fair value is based on the Company’s common stock price of $4.28 at November  30, 2025 ($2.09 on October 7, 2025), volatility of 79%, a risk-free rate of 3.53% and management’s estimate of the equal probability of completion and non-completion of the Ambler Access Project, which is beyond the control of the Company.  A 10% change in the Company’s stock price affects the gain or loss on the derivative liability by approximately $4.8 million at November 30, 2025.  A 10% change in management’s estimate of the likelihood of completion affects the gain or loss on the derivative liability by approximately $1.3 million at November 30, 2025.

New accounting pronouncements

Recently Adopted Accounting Standards

In fiscal year 2025, we adopted Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”.  Management evaluated the Company’s organizational structure and internal reporting and concluded that the Company continues to operate as one reportable operating segment consistent with prior periods.  As required by the ASU, we have provided expanded segment disclosures for fiscal 2025 and applied the guidance retrospectively to fiscal 2024.  Adoption of ASU 2023-07 did not affect our results of operations, financial condition, cash flows, or the underlying processes for recording or presenting financial information.  The impact of adoption was limited to the expansion of qualitative and quantitative disclosures related to management oversight of our single operating segment.

Issued and Not Effective

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

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our equity method investment in Ambler Metals LLC, fair value measurement of derivative liability and valuation of stock-based compensation.

Impairment of Investment in Ambler Metals LLC

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.  Ambler Metals is a non-publicly traded equity investment owning exploration and development projects. Significant judgments are made in assessing the possibility of impairment. The Company determines whether a potential triggering event or other-than-temporary impairment has occurred by reviewing the recoverability of the underlying assets of Ambler Metals and considering whether there has been changes to the development plans or project strategy.  If the Company concludes that sufficient evidence of a potential other-than temporary impairment exist, an assessment of fair value is performed. If the underlying assets are not recoverable, the Company records an impairment charge equal to the difference between the investment carrying amount and its fair value.

Fair Value Measurement of Derivative Liability

The Company measures the proposed strategic investment by the Department of War under the binding letter of intent as a derivative liability at fair value on a recurring basis.  The valuation of this liability requires to the use of significant unobservable inputs and therefore represents a level 3 fair value measurement.  The valuation relies on management judgement and assumptions on the completion of the Ambler Access Project which is subject to regulatory, political and permitting processes that are not within the Company’s control.  As a result, estimating the probability of project completion requires significant judgement and incorporates inherently uncertain assumptions.

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

Risk factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Form 10-K dated February 17, 2026 available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to the ability to complete the anticipated strategic investment by the U.S. government, and associated risks of having the U.S. government as a significant shareholder;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;
●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;

●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	risks related to industry competition in the acquisition of exploration properties and the recruitment and retention of qualified personnel;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;
●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act; and
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American, the Toronto Stock Exchange, and the Financial Accounting Standards Boards, and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Form 10-K dated February 17, 2026, filed with the Canadian securities regulatory authorities and the SEC, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trilogy Metals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trilogy Metals Inc. and its subsidiaries (the Company) as of November 30, 2025 and 2024, and the related consolidated statements of loss and comprehensive loss, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended November 30, 2025, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment indicator assessment of the Investment in Ambler Metals LLC

As described in Notes 2 and 3 to the consolidated financial statements, the Company has an investment in Ambler Metals LLC (Ambler) accounted for using the equity method of accounting. As of November 30, 2025, the carrying amount of the Company’s investment in Ambler was $105 million. Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made by management in assessing the possibility of impairment. Factors that may be indicative of an impairment include a loss in the value of an investment that is not temporary. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, sustained losses by the investment, the absence of the ability to recover the carrying amount of the investment, deterioration of market conditions inclusive of significant changes in the legal, business or regulatory environment, significant adverse changes impacting the investee and internal reporting indicating the economic performance of an investment is, or will be, worse than expected.

The principal considerations for our determination that performing procedures relating to the impairment indicator assessment of the investment in Ambler is a critical audit matter are the significant judgment by management when assessing whether impairment indicators exist, specifically related to assessing: (i) an absence of the ability to recover the carrying amount of the investment in Ambler, and (ii) a deterioration of market conditions, inclusive of significant changes in the legal environment. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate audit evidence relating to the significant judgments made by management in their assessment of these indicators of impairment related to the investment in Ambler.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the reasonableness of management’s assessment of impairment indicators related to the investment in Ambler which included (i) evaluating whether there was an absence of the ability to recover the carrying amount of the investment by considering the market capitalization of the company, and (ii) evaluating whether there was a deterioration of market conditions inclusive of significant changes in the legal environment and assessing the completeness of facts and circumstances that could be considered as impairment indicators of the Investment in Ambler by performing an audit of the financial statements of Ambler as of November 30, 2025. Performing an audit of the financial statements of Ambler as of November 30, 2025 included (i) evaluating whether there were significant adverse changes in the business climate including significant decreases in copper, zinc, and other metal prices and (ii) evaluating whether there were significant adverse changes in legal factors with respect to mineral property title matters.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 16, 2026

We have served as the Company's auditor since 2012.

Trilogy Metals Inc.

Consolidated Balance Sheets

As at November 30, 2025 and 2024

	in thousands of US dollars
	November 30, 2025	November 30, 2024
	$	$
Assets
Current assets
Cash and cash equivalents	51,613	25,834
Accounts receivable	118	16
Deposits and prepaid amounts	193	195
Total current assets	51,924	26,045

Investment in Ambler Metals LLC (note 3)	105,263	107,497
Right of use asset (note 5(a))	117	155
Total assets	157,304	133,697

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	2,329	756
Current portion of lease liability (note 5b)	41	37
Derivative liability (note 6)	30,743	—
Total current liabilities	33,113	793

Long-term portion of lease liability (note 5(b))	70	110
Total liabilities	33,183	903

Shareholders' equity
Share capital (note 7) – unlimited common shares authorized, no par value issued – 171,069,888 (2024 – 161,085,313)	225,241	190,503
Contributed surplus	118	118
Contributed surplus – options (note 7(a))	27,294	28,801
Contributed surplus – units (note 7(b))	4,109	3,772
Deficit	(132,641)	(90,400)
Total shareholders' equity	124,121	132,794
Total liabilities and shareholders' equity	157,304	133,697

Commitments (note 10)

Subsequent events (note 12)

(See accompanying notes to the consolidated financial statements)

/s/Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Net Trilogy Metals Inc.

Consolidated Statements of Loss and Comprehensive Loss

For the Years Ended November 30

	2025	2024	2023
	$	$	$
Expenses
Amortization	—	4	8
Exploration expenses	166	36	43
Foreign exchange (gain) loss	(17)	(1)	5
General and administrative	1,330	1,218	1,328
Investor relations	161	72	130
Professional fees	2,058	923	1,073
Salaries	2,388	927	753
Salaries and directors expense – stock-based compensation (note 7)	3,336	3,520	3,887
Total expenses	9,422	6,699	7,227
Other items
Interest and other income	(1,158)	(748)	(120)
Share of loss on equity investment (note 3(b))	11,392	2,636	7,844
Loss on derivative carried at fair market value (note 6)	22,585	—	—
Loss and comprehensive loss for the year	(42,241)	(8,587)	(14,951)
Basic loss per common share	(0.26)	(0.05)	(0.10)
Diluted loss per common share	(0.26)	(0.05)	(0.10)
Basic weighted average number of common shares outstanding	164,817,519	159,829,344	152,647,254
Diluted weighted average number of common shares outstanding	164,817,519	159,829,344	152,647,254

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended November 30

				in thousands of US dollars, except share amounts
				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – 2022	146,225,035	182,178	122	27,352	2,638	(66,862)	145,428
Private Placement, net of share issue cost	5,854,545	3,115	—	—	—	—	3,115
Restricted share units	3,091,614	1,911	—	—	(1,911)	—	—
Deferred share units	415,056	468	—	—	(468)	—	—
Joint venture contribution	143,505	111	—	—	—	—	111
Services settled by common shares	195,105	99	—	—	—	—	99
NovaGold DSU conversion	1,130	4	(4)	—	—	—	—
Stock-based compensation	—	—	—	885	2,868	—	3,753
Loss for the year	—	—	—	—	—	(14,951)	(14,951)
Balance – 2023	155,925,990	187,886	118	28,237	3,127	(81,813)	137,555
Exercise of options	136,666	110	—	(36)	—	—	74
Restricted share units	4,635,695	2,275	—	—	(2,275)	—	—
Joint venture contribution	143,507	112	—	—	—	—	112
Services settled by common shares	243,455	120	—	—	—	—	120
Stock-based compensation	—	—	—	600	2,920	—	3,520
Loss for the year	—	—	—	—	—	(8,587)	(8,587)
Balance – 2024	161,085,313	190,503	118	28,801	3,772	(90,400)	132,794
Exercise of options	3,664,983	8,355	—	(2,670)	—	—	5,685
At-the-market offering, net of share issue cost	3,513,495	24,325	—	—	—	—	24,325
Restricted share units	2,767,851	2,008	—	—	(1,836)	—	172
Services settled by common shares	38,246	50	—	—		—	50
Stock-based compensation	—	—	—	1,163	2,173	—	3,336
Loss for the year	—	—	—	—		(42,241)	(42,241)
Balance – 2025	171,069,888	225,241	118	27,294	4,109	(132,641)	124,121

(See accompanying notes to the consolidated financial statements)

Trilogy Metals Inc.

Consolidated Statements of Cash Flows

For the Years Ended November 30

	in thousands of US dollars
	2025	2024	2023
	$	$	$
Cash flows used in operating activities
Loss for the year	(42,241)	(8,587)	(14,951)
Adjustments to reconcile net loss to cash flows used in operating activities
Amortization	—	4	8
Consulting fees settled by common shares	30	120	116
Office lease accounting	2	76	17
Loss on equity investment in Ambler Metals LLC	11,392	2,636	7,844
Loss on derivative carried at fair market value	22,585	—	—
Unrealized foreign exchange (gain)/loss	(17)	(2)	5
Stock-based compensation	3,336	3,520	3,887
Net change in non-cash working capital
Decrease/(increase) in accounts receivable	8	17	(16)
Decrease in deposits and prepaid amounts	2	64	61
Increase/(decrease) in accounts payable and accrued liabilities	1,655	324	(64)
Total cash flows used in operating activities	(3,248)	(1,828)	(3,093)
Cash flows from financing activities
Proceeds from issuance of common shares, net of share issue costs	24,325	—	3,115
Proceeds from exercise of options	5,685	74	—
Total cash flows from financing activities	30,010	74	3,115
Cash flows from investing activities
Return of capital from Ambler Metals LLC (note 3(b))	—	25,000	—
Contribution to Ambler Metals LLC	(1,000)	—	—
Total cash (used in)/flows from investing activities	(1,000)	25,000	—
Change in cash	25,762	23,246	22
Effect of exchange rate on cash	17	(2)	(5)
Cash – beginning of the year	25,834	2,590	2,573
Cash – end of the year	51,613	25,834	2,590

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

These financial statements were approved by the Company’s Board of Directors for issue on February 16, 2026.

Cash

Cash consists of bank deposits that are held at two large Canadian financial institutions.  The majority of cash is uninsured as at November 30, 2025.

Investment in affiliates

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investment in Ambler Metals LLC (“Ambler Metals”)  . We identified Ambler Metals as a VIE as the entity is dependent on funding from its owners. All funding, ownership, voting rights and power to exercise control is shared equally on a 50/50 basis between the owners of the VIE. Therefore, the Company has determined that it is not the primary beneficiary of the VIE. The Company’s maximum exposure to loss is its investment in Ambler Metals.

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable. Significant judgments are made by management in assessing the possibility of impairment. Factors that may be indicative of an impairment include a loss in the value of an investment that is not temporary. Management considers several factors in considering if an indicator of impairment has occurred, including but not limited to, sustained losses by the investment, the absence of the ability to recover the carrying amount of the investment, deterioration of market conditions inclusive of significant changes in the legal, business or regulatory environment, significant adverse changes impacting the investee and internal reporting indicating the economic performance of an investment is, or will be, worse than expected.

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

Derivative financial instruments are recorded initially and subsequently at fair value, with changes in fair value recorded in the statement of loss and comprehensive loss.

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

Earnings and loss per share

Basic and diluted income (loss) per share are presented for net income (loss).  Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of outstanding common shares for the period.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted.  Diluted income per share is computed by increasing the weighted average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting the net income for changes that would result from the conversion.  Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

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

Compensation expense for restricted share units (“RSUs”) and deferred share units (“DSUs”) granted to employees and directors, respectively, is determined based on estimated fair values of the units at the time of grant using quoted market prices. The cost is recognized using the graded attribution method over the vesting period of the respective units. The expense relating to the fair value of the units is included in expenses, net of forfeitures and is credited to other liabilities or contributed surplus based on the unit’s classification. Units may be settled in either i) cash, and/or ii) shares purchased in the open market, and/or iii) shares issued from treasury, at the Company’s election at the time of vesting.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Use of estimates and measurement uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions of future events that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenditures during the period. Significant estimates include the valuation of stock-based compensation. Actual results could differ materially from those reported.

Management assesses the possibility of impairment in the carrying value of its equity method investments in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.  Ambler Metals is a non-publicly traded equity investment owning exploration and development projects. Significant judgments are made in assessing the possibility of impairment. The Company assesses whether there has been a potential triggering event of an other-than-temporary impairment by assessing the underlying assets of Ambler Metals for recoverability and assessing whether there has been a change in the development plan or strategy for the projects.  If the Company concludes there is sufficient evidence of an other-than temporary impairment, an assessment of fair value is performed. If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the equity investment and its fair value.

The Company measures the derivative liability based on an option valuation model.  Estimates and assumptions used in the model include the probability of the occurrence of the exercise contingency.

New accounting pronouncements

Recently Adopted Accounting Standards

In fiscal year 2025, we adopted Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”.  Management has evaluated the Company’s operations and concluded it has one reportable operating segment.  The new standard expands segment disclosure requirements.  This standard has not changed the processing, recording, or presentation of financial data, other than providing additional disclosures regarding management oversight for the Company’s single operating segment.  The additional disclosures required by the standard are included in Note 11.

Issued and Not Effective

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

f

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

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Ambler Metals is a company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of November 30, 2025, totaled $105.3 million (2024 - $107.5 million).

(b)	Carrying value of investment in Ambler Metals

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $6.5 million for the year ended November 30, 2025 (2024 - $5.3 million).  During the month of November 2025, Trilogy and South32 each contributed $1.0 million in cash to Ambler Metals to fund its operations.  The carrying value of Trilogy’s 50% investment in Ambler Metals as at November 30, 2025 is summarized in the following table.

in thousands of dollars
$
November 30, 2023, Investment in Ambler Metals	135,021
Joint venture equity contribution	112
Return of capital	(25,000)
Share of loss on equity investment for the year ending November 30, 2024	(2,636)
November 30, 2024, Investment in Ambler Metals	107,497
Funding	1,000
Member contribution of U.S. government support costs	8,158
Share of loss on equity investment for the year ending November 30, 2025	(11,392)
November 30, 2025, Investment in Ambler Metals	105,263

(c)

The following table provides Ambler Metals’ balances on a 100% basis as at November 30, 2025.  The Company’s carrying value of the investment in Ambler Metals exceeds its share of the carrying value of the net assets of Ambler Metals as a result of recording the Company’s initial investment in 2020 at fair value.

	in thousands of dollars
	November 30, 2025	November 30, 2024
	$	$
Cash and cash equivalents	3,507	7,472
Mineral properties	30,899	30,899
Other assets	1,303	1,590
Total assets	35,709	39,961

Accounts payable and accrued liabilities	961	559
Other liabilities	16	202
Total liabilities	977	761

Members' equity (total assets less total liabilities)	34,732	39,200

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Ambler Metals’ cash and cash equivalents are held at one bank. The majority of the cash and cash equivalents is uninsured as at November 30, 2025.

(d)	The following table summarizes Ambler Metals’ loss for the years ended November 30, 2025, November 30, 2024 and November 30, 2023.

in thousands of dollars
	For the year ended
	November 30, 2025	November 30, 2024	November 30, 2023
	$	$	$
Corporate salaries and wages	297	440	2,068
General and administrative	486	504	547
Mineral property expense	4,210	4,098	12,822
Professional fees	1,567	1,122	547
Depreciation	108	137	150
Foreign exchange (gain)/loss	(10)	2	(2)
Members contribution of U.S. government support costs	16,316	—	—
Interest and other income	(190)	(1,032)	(445)
Comprehensive loss	22,784	5,271	15,687

(e)	Related party transactions

During the fiscal year 2025, the Company charged $212,902 (2024 - $131,000) related to administration services, accounting services and reimbursements of expenditures paid on behalf of Ambler Metals; all in connection with a service agreement between the Company and Ambler Metals. As at November 30, 2025, $15,300 remains outstanding and is recorded as a receivable.

4)    Accounts payable and accrued liabilities

	in thousands of dollars
	November 30, 2025	November 30, 2024
	$	$
Trade accounts payable	646	196
Accrued liabilities	311	62
Accrued payroll liabilities	1,372	498
Accounts payable and accrued liabilities	2,329	756

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2023	113
Net amortization for lease ended June 30, 2024	(113)
ROU assets recognized for lease commenced July 1, 2024	170
Net amortization for lease commenced July 1, 2024	(15)
Balance as at November 30, 2024	155
Net amortization	(38)
Balance as at November 30, 2025	117

(b)	Lease liabilities

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

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Year ended	Year ended
	November 30, 2025	November 30, 2024
	$	$
Fixed rent expense	50	134
Variable rent expense	21	112
Total lease expense	71	246

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components. For the year ending November 30, 2025, variable lease costs have been reduced by a refund received for adjusted operating costs from the previous lease.

As at November 30, 2025, the remaining lease term is 2.6 years.  The discount rate used to measure the lease liability is  9%. Judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash flow information relating to our leases during the year ended November 30, 2025 is as follows:

●	Cash paid for base rent included in the measurement of lease liabilities was approximately $48,100.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2025 are as follows:

in thousands of dollars
November 30, 2025
Fiscal year	$
2026	49
2027	50
2028	25
Total undiscounted lease payments	124
Effect of discounting	(13)
Present value of lease payments recognized as lease liability	111
Less: current portion of lease liability	(41)
Long-term portion of lease liability	70

6)    Derivative liability

On October 6, 2025, the Company entered into a binding letter of intent with the U.S. Department of War (“DOW”) for their conditional investment of approximately $17.8 million in exchange for 8,215,570 units at a price of $2.17 per unit, with each unit comprising of one common share of the Company and ¾ of a 10-year warrant to acquire up to 6,161,678 common shares of the Company at a price of $0.01 per share. The binding agreement expires March 31, 2026 if the conditions have not been met at that date.

Because the Company is obligated to issue common shares and warrants upon satisfaction of conditions that are not solely within the Company’s control, the commitment is accounted for as a written option for the sale of a unit on October 6, 2025.   The Company has accounted for the obligation as a derivative financial instrument under ASC 815-40 as the obligation, which is partially conditional on the completion of the Ambler Access Project, is not considered indexed solely to the Company’s own stock.

On October 6, 2025 the Company recognized an initial liability of $8.1 million and a corresponding expense related to the DOW’s proposed collaboration agreement which was contributed to Ambler Metals and at November 30, 2025, the Company increased the liability by $22.6 million representing the change in the fair value of the obligation to issue the common shares and warrants and recognized a corresponding loss for the period.  Also see fair value accounting assumptions in note 8.

7)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	$
November 30, 2024	161,085,313	190,503
At-the-market offering, net of share issue cost	3,513,495	24,325
Exercise of options	3,664,983	8,355
Shares issued from Restricted Share Units	2,767,851	2,008
Services settled by common shares	38,246	50
November 30, 2025, issued and outstanding	171,069,888	225,241

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

In October 2025, the Company issued 3,513,495 common shares under its May ATM Program, resulting in gross proceeds of $25.0 million at an average price of $7.12 per share. After deducting commissions, the Company received net proceeds of $24.3 million.  The May ATM Program was terminated upon completion of these sales.

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

During the year ended November 30, 2025, the Company granted 2,125,000 stock options (2024 – 2,775,000, 2023 – 3,230,000 stock options) at an exercise price of CDN$1.52 (2024 - CDN$0.59, 2023 – CDN$0.78) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to over a two-year period. The fair value attributable to options granted in 2025 was $0.59 (2024 - CDN$0.28, 2023 - CDN$0.37).

The fair value of the stock options recognized in the year has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for stock options granted for the year are as provided below.

November 30, 2025
Risk-free interest rates	2.85%
Exercise price	CDN$1.52
Expected life	3 years
Expected volatility	89.3%
Expected dividends	Nil

The Company recognized a stock option expense of $1.2 million for the year ended November 30, 2025 (2024 - $0.6 million; 2023 - $0.9 million), net of forfeitures.

As of November 30, 2025, there were 1,908,337 unvested options outstanding with a weighted average exercise price of CDN$1.12. The unvested stock option expense not yet recognized was $0.2 million. This expense is expected to be recognized over the next thirteen months.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

A summary of the Company’s stock option outstanding and changes during the year ended is as follows:

		November 30, 2025
		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the year	13,630,234	1.77
Granted	2,125,000	1.52
Exercised	(3,664,983)	2.17
Cancelled/forfeited	(16,667)	1.52
Expired	(3,640,000)	2.75
Balance – end of the year	8,433,584	1.11

During the year ended November 30, 2025, the Company issued 3,664,983 common shares (2024 – 136,666, 2023 – nil) of the Company on the exercise of options with a weighted average exercise price of CDN$2.17 per share.  The Company also reclassified $2.67 million from reserves to share capital on exercise of these stock options.

The following table summarizes information about the stock options outstanding at November 30, 2025.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.59 to $1.00	5,223,334	2.50	0.69	4,398,331	0.71	825,003
$1.01 to $2.00	1,980,000	4.02	1.52	896,666	1.52	1,083,334
$2.01 to $3.00	1,230,250	0.98	2.22	1,230,250	2.22	—
	8,433,584	2.64	1.11	6,525,247	1.10	1,908,337

The aggregate intrinsic value of vested share options (the market value less the exercise price) at November 30, 2025 was $22.62 million (2024 - $2.07 million, 2023 - $nil) and the aggregate intrinsic value of exercised options for the year ended November 30, 2024 was $17.68 million (2023 - $0.06 million, 2023 - $nil).

(b)	Restricted Share Units and Deferred Share Units

The Company has a Restricted Share Unit Plan (“RSU Plan”) to provide long-term incentives to employees and consultants, a Non-Executive Director Deferred Share Unit Plan (“DSU Plan”), and a Non-Executive Directors Fixed Deferred Share Unit Plan (“Fixed DSU Plan”) to offset cash payments for fees to directors. Awards under the RSU Plan, DSU Plan, and Fixed DSU Plan will be settled in common shares of the Company with each restricted share unit (“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company. All units are accounted for as equity-settled awards.

During the fiscal year ended November 30, 2025, the Company granted 1,811,096 RSUs (2024 – 6,061,851, 2023 – 4,640,089) to employees and consultants under RSU Plan.  These RSU grants were made for the purposes of employee retention and long-term compensation, settlement of consulting services and in lieu of cash salaries for executives. In addition, Directors were granted 426,893 DSUs during the year ended November 30, 2025 (2024 – 704,711, 2023 – 1,283,023) based on their election to receive 100% of their annual retainer in DSUs.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

A summary of the Company’s unit plans and changes during the year ended November 30, 2025 is as follows:

	Number of RSUs	Number of DSUs	Number of Fixed DSUs
Balance – beginning of the year	2,793,339	3,133,412	—
Granted	1,811,096	72,943	353,950
Settled in common shares	(2,806,097)	—	—
Balance – end of the year	1,798,338	3,206,355	353,950

For the year ended November 30, 2025, Trilogy recognized a combined RSU and DSU stock-based compensation charge of $2.2 million (2024 - $2.9 million, 2023 - $3.0 million).

8)   Fair value accounting

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

The Company’s financial instruments consist of cash, accounts receivable, deposits, and accounts payable and accrued liabilities and derivative liability. The fair value of the Company’s financial instruments other than the derivative liability approximate their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash, accounts receivable, deposits, and accounts payable and accrued liabilities. The majority of the Company’s cash is held with two Canadian Financial Institutions and is uninsured as at November 30, 2025.

The derivative liability is carried at fair value on a recurring basis.  The fair value of the derivative liability is valued on the basis of Level 3 inputs.  The estimated fair value is based on the Company’s common stock price of $4.28 at November  30, 2025 ($2.09 on October 7, 2025), volatility of 79%, a risk-free rate of 3.53% and management’s estimate of the equal probability of completion and non-completion of the Ambler Access Project, which is beyond the control of the Company.  A 10% change in the Company’s stock price affects the gain or loss on the derivative liability by approximately $4.8 million at November 30, 2025.  A 10% change in management’s estimate of the likelihood of completion affects the gain or loss on the derivative liability by approximately $1.3 million at November 30, 2025.

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

9)    Income taxes

Income tax expense differs from the amount that would result from applying the Canadian federal and provincial income tax rates to earnings before income taxes. These differences result from the following items:

	in thousands of dollars
	November 30, 2025	November 30, 2024	November 30, 2023
	$	$	$
Loss before income taxes	(42,241)	(8,587)	(14,951)
Federal income tax rate	15.00%	15.00%	15.00%
Provincial income tax rate	12.00%	12.00%	12.00%
Statutory income tax rate	27.00%	27.00%	27.00%

Combined federal and provincial statutory tax rate	27.00%	27.00%	27.00%
Income tax (recovery) at statutory rate	(11,405)	(2,319)	(4,037)
Difference in foreign tax rates	(40)	(35)	(118)
Non-deductible expenditures	8,615	162	239
Change in estimates in respect of prior years	(25)	(56)	15
Share issuance costs	(182)	—	—
Other	(1)	1	—
Change in valuation allowance	3,038	2,247	3,901
Income tax recovery (expense)	—	—	—

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at November 30, 2025 and 2024 are as follows:

		in thousands of dollars
	November 30, 2025	November 30, 2024
	$	$
Deferred income tax assets
Non-capital losses	65,344	63,293
Mineral property interest	4,145	4,538
Mineral property impairment	25	26
Deferred interest	5,819	6,074
Property, plant and equipment	121	152
Lease liability	30	40
Share issuance costs	444	17
Stock-based compensation	1,109	—
Other	29	33
Total deferred tax assets	77,066	74,173
Valuation allowance	(49,712)	(46,703)
Net deferred income tax assets	27,354	27,470
Deferred income tax liabilities
Investment in Ambler Metals LLC	(27,323)	(27,428)
Right of use asset	(31)	(42)
Deferred income tax liabilities	(27,354)	(27,470)
Net deferred income tax assets (liabilities)	—	—

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

The Company has loss carry-forwards of approximately $233 million that may be available for tax purposes. Certain of these losses occurred prior to the incorporation of the Company and are accounted for in the financial statements as if they were incurred by the Company. Prior to the NovaGold Arrangement, the Company undertook a tax reorganization in order to preserve the future deductibility of these losses for the Company, subject to the limitations below. Deferred tax assets have been recognized to the extent of future taxable income and the future taxable amounts related to taxable temporary differences for which a deferred tax liability is recognized can be offset. A valuation allowance has been provided against deferred income tax assets where it is not more likely than not that the Company will realize those benefits.

The losses expire as follows in the following jurisdictions:

		in thousands of dollars
	Non-capital losses	Operating losses
	Canada	United States
	$	$
2026	—	1,530
2027	—	7,871
2028	—	8,978
2029	—	11,162
Thereafter	73,271	130,735
	73,271	160,276

Future use of U.S. loss carry-forwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three-year period and are further dependent upon the Company attaining profitable operations. An ownership change under Section 382 occurred on January 22, 2009, regarding losses incurred by AGC, of which the attributes of those losses were transferred to Trilogy Metals US with the purchase of the mineral property in October 2011. Accordingly, the Company’s ability to use these losses may be limited or may expire un-utilized. An additional change in control may have occurred after November 30, 2011, which may further limit the availability of losses prior to the date of change in control.

Furthermore, tax reform provisions under Section 172 allow federal net operating losses arising in tax years subsequent to December 31, 2017 to be carried forward indefinitely. As at November 30, 2025 the Company has approximately $40.7 million in operating losses that can be carried forward indefinitely.

10)    Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b).

Trilogy Metals Inc.

Notes to Consolidated Financial Statements

11) Segment information

The Company’s operating segments are reported in a manner consistent with the internal reporting provided to its Chief Operating Decision Makers (“CODM”). The CODM, who are responsible for allocating resources and assessing the performance of the operating segments, have been identified as the Chief Executive Officer and Chief Financial Officer. The CODM evaluates the Company’s performance based on the overall results of the Company, including the performance of its investment Ambler Metals LLC, which holds the Upper Kobuk Mineral Projects in Alaska. The Company uses a single U.S. GAAP-consistent measure of segment profit or loss with no reconciling items or measurement differences.  Management has concluded that consolidated net income (loss) is the appropriate measure of segment of profit or loss.  The CODM does not regularly receive or review discrete segment-level expense categories separate from those presented in the consolidated statements of operations. Accordingly, no significant segment expenses are separately disclosed, as all expenses are included within the consolidated statement of loss.

12)    Subsequent events

On December 1, 2025, pursuant to previous elections, the Board of Directors were granted 19,742 DSUs in settlement of approximately $80,000 of director fees.

Subsequent to November 30, 2025, the Company granted 1,340,000 stock options to employees and consultants and 282,500 RSUs for long term incentives to executives with a vesting schedule of one-third vesting immediately on the grant date, one-third to vest on the one year anniversary of the grant date and one-third to vest on the second year anniversary of the grand date. Directors received an annual grant of 315,000 stock options, all vesting immediately.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) of the Exchange Act and the rules of Canadian Securities Administrators, as at November 30, 2025. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as at November 30, 2025.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and National Instrument 52-109 Certification of Disclosure in Issuer’s Annual and Interim filings. Any system of internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has used the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that as at November 30, 2025, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during fiscal year ended November 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

During the quarter ended November 30, 2025, none of our directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 or non Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2026 Proxy Statement regarding directors and executive officers and Section 16 reporting information appearing under the headings “Election of Directors” and “Information Concerning the Board of Directors and Executive Officers” is incorporated by reference in this section. The information under the heading “Executive Officers of Trilogy” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. The information in our 2026 Proxy Statement regarding our Code of Business Conduct and Ethics under the subheading “Ethical Business Conduct” under “Statement of Corporate Governance Practices” is also incorporated by reference in this section. Finally, the information in our 2026 Proxy Statement regarding the Audit Committee under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information appearing in our 2026 Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Statement of Executive Compensation”, and “Director Compensation” is incorporated by reference in this section.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2026 Proxy Statement under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” (which is also contained in this report in Part II, Item 5) and the information under the heading “Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters” is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table is as of November 30, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,792,227	$0.79	13,068,254
Equity compensation plans not approved by security holders	—	—	—
Total	13,792,227	$0.79	13,068,254

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2026 Proxy Statement under the heading “Independence of Directors” under the heading “Information Concerning the Board of Directors and Executive Officers” and under the heading “Statement of Corporate Governance Practices” is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2026 Proxy Statement regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval Policies under the subheading “Appointment of Auditors” is incorporated herein by reference.

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

10.5	Trilogy Metals Inc. 2012 Restricted Share Unit Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 28, 2025)

10.6	Trilogy Metals Inc. 2012 Deferred Share Unit Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 28, 2025)

10.7	Form of Trilogy Metals Inc. Equity Incentive Plan Agreement

10.8	Trilogy Metals Inc. Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on November 18, 2024)

10.9	Employment Agreement, dated April 20, 2020, between the Company and Tony Giardini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020)

10.10

Employment Agreement, dated November 5, 2012, between the Company and Elaine Sanders (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K filed on February 12, 2013)

10.11	Equity Incentive Plan for Ambler Metals LLC Officers and Employees (incorporated by reference to the Revised Appendix D to the Company’s proxy statement filed April 30, 2021)

10.12	2024 Non-Employee Directors Fixed Deferred Share Unit Plan (incorporate by reference to the Company’s Registration Statement on Form S-8 filed on May 23, 2024)

10.13	Binding term sheet with United States Department of War, dated October 6, 2025

19.1	Registrant’s Insider Trading Policy effective December 19, 2019

21.1	Subsidiaries of the Registrant

23.1	Consents of PricewaterhouseCoopers LLP

23.2	Consent of Richard Gosse

23.3	Consent of Wood Canada Limited

23.4	Consent of Ausenco Engineering Canada ULC.

23.5	Consent of SRK Consulting (Canada) Inc.

23.6	Consent of Brown and Caldwell

23.7	Consent of Core Geoscience LLC.

23.8	Consent of International Metallurgical & Environmental

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

96.1	Arctic Project S-K 1300 Technical Report Summary, Ambler Mining District, Alaska (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 14, 2023)

96.2

S-K 1300 Technical Report Summary on the Initial Assessment of the Bornite Project, Northwest Alaska, USA” dated November 30, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2025)

97.1	Incentive Compensation Recovery Policy

101

The following materials from Trilogy Metals Inc.’s Annual Report on Form 10-K for the year ended November 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(c)Financial Statement Schedules

Schedule A – The Financial Statement of Ambler Metals LLC as of November 30, 2025

Schedule A

Report of Independent Registered Public Accounting Firm

To the Board of Ambler Metals LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ambler Metals LLC (the Company) as of November 30, 2025 and 2024, and the related statements of loss and comprehensive loss, of changes in members' equity and of cash flows for each of the three years in the period ended November 30, 2025, including the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Impairment indicator assessment of mineral properties

As described in Notes 2 and 5 to the financial statements, management assesses the possibility of impairment in the carrying value of long-lived assets, including mineral properties, whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable (impairment indicators). The carrying value of the Company’s mineral properties was $30.9 million as of November 30, 2025. Management applies judgment to assess impairment indicators that could give rise to the requirement to conduct an impairment test. Events and changes in circumstances that could trigger an impairment test include, but are not limited to, significant adverse changes in the business climate including significant decreases to copper, zinc and other metal prices or significant adverse changes in legal factors, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the mineral properties, and significant decreases in the market prices for mineral properties.

The principal considerations for our determination that performing procedures relating to the impairment indicator assessment of mineral properties is a critical audit matter are that there was judgment by management when assessing whether there were impairment indicators related to the Company’s mineral properties, specifically in regards to assessing whether there were: (i) significant adverse changes in the business climate including significant decreases to copper, zinc and other metal prices, or (ii) significant adverse changes in legal factors. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate audit evidence relating to the judgment made by management in their assessment of these impairment indicators that could give rise to the requirement to conduct an impairment test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) evaluating whether there were significant adverse changes in the business climate including significant decreases to copper, zinc and other metal prices by considering external market and industry data and (ii) evaluating whether there were significant adverse changes in legal factors with respect to title matters by obtaining on a sample basis evidence to support the rights to the mineral properties, or other factors that may indicate that the carrying values of the mineral properties may not be recoverable, through consideration of evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 16, 2026

We have served as the Company's auditor since 2020.

Ambler Metals LLC

Balance Sheet

As at November 30, 2025 and 2024

in thousands of US dollars

	November 30, 2025 $	November 30, 2024 $
Assets
Current assets
Cash (note 3)	3,507	7,472
Deposits and prepaid	761	764
Total current assets	4,268	8,236

Right of use asset (note 7)	15	191
Property, plant and equipment (note 4)	527	635
Mineral properties (note 5)	30,899	30,899
Total assets	35,709	39,961
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 6)	961	559
Current portion of lease liabilities (note 7)	16	186
Total current liabilities	977	745
Long term portion of lease liabilities (note 7)	-	16
Total liabilities	977	761
Members' equity
Owner contribution - South32	154,431	145,273
Owner contribution - Trilogy	40,637	31,479
Owner distributions - South32	(25,000)	(25,000)
Owner distributions - Trilogy	(25,000)	(25,000)
Accumulated deficit	(110,336)	(87,552)
Total members' equity	34,732	39,200
Total liabilities and members' equity	35,709	39,961

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Loss and Comprehensive Loss

For the Years Ended November 30

in thousands of US dollars

	November 30, 2025 $	November 30, 2024 $	November 30, 2023 $
Expenses
Corporate salaries and wages	297	440	2,068
Depreciation	108	137	150
Foreign exchange (gain)/loss	(10)	2	(2)
General and administrative	486	504	547
Mineral property expense (note 5)	4,210	4,098	12,822
Professional fees	1,567	1,122	547
Members contribution of U.S. government support costs (note 1)	16,316	-	-
Total expenses	22,974	6,303	16,132
Other Items
Interest income	(190)	(1,027	(416)
Other income	-	(5)	(29)

Loss and comprehensive loss for the year	22,784	5,271	15,687

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Changes in Members’ Equity

For the Years Ended November 30

In thousands of US dollars, except share amounts

	Number of units outstanding	Trilogy owner contribution $	South32 owner contribution $	Trilogy owner distribution $	South32 owner distribution $	Deficit $	Total members' equity $
Balance - November 30, 2022	2,000,000	31,257	145,051	-	-	(66,594)	109,714
Owner contributions	-	111	111	-	-	-	222
Loss for the year	-	-	-	-	-	(15,687)	(15,687)
Balance - November 30, 2023	2,000,000	31,368	145,162	-	-	(82,281)	94,249
Owner contributions	-	111	111	-	-	-	222
Owner distributions	-	-	-	(25,000)	(25,000)	-	(50,000)
Loss for the year	-	-	-	-	-	(5,271)	(5,271)
Balance - November 30, 2024	2,000,000	31,479	145,273	(25,000)	(25,000)	(87,552)	39,200
Owner contributions	-	9,158	9,158	-	-	-	18,316
Loss for the year	-	-	-	-	-	(22,784)	(22,784)
Balance - November 30, 2025	2,000,000	40,637	154,431	(25,000)	(25,000)	(110,336)	34,732

(See accompanying notes to the financial statements)

Ambler Metals LLC

Statement of Cash Flows

For the Years Ended November 30

in thousands of US dollars

	November 30, 2025 $	November 30, 2024 $	November 30, 2023 $
Cash flows from (used in) operating activities
Loss for the year	(22,784)	(5,271)	(15,687)
Depreciation	108	137	150
Lease expense	181	239	265
Lease payments	(191)	(246)	(267)
Members contribution of U.S. government support costs	16,316	-	-
Bonus settled by partner's shares	-	111	111
Change in working capital
Increase (decrease) in deposits and prepaids	3	492	(442)
Decrease (increase) in accounts receivable and other assets	-	16	(3)
Increase (decrease) in accounts payable and accrued liabilities	402	(1,946)	(1,164)
Cash used in operating activities	(5,965)	(6,468)	(17,037)
Cash contributions by South32	1,000	111	111
Cash contribution by Trilogy	1,000	-	-
Cash distribution to South32	-	(25,000)	-
Cash distribution to Trilogy	-	(25,000)	-
Cash from financing activities	2,000	(49,889)	111
Cash flows from (used in) investing activities
	-	-	-
Cash from investing activities	-	-	-
Decrease in cash	(3,965)	(56,357)	(16,926)
Cash - beginning of year	7,472	63,829	80,755
Cash - end of year	3,507	7,472	63,829

(See accompanying notes to the financial statements)

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

1.    Organization, basis of presentation and economic dependence

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

The operations and governance of the Joint Venture are provided for in the Company’s Limited Liability Company Agreement dated February 11, 2020 (the “LLC Agreement”).  The Company currently depends on Trilogy and South32 for all of its funding and has received commitments from both owners that they will fund the Company for the next twelve months from the date of the financial statements.

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

On October 6, 2025, Trilogy, South32 and the Company entered into a binding letter of intent with the U.S. Department of War for a conditional investment of approximately $35.6 million of which the proceeds are intended to be injected into Ambler Metals to be spent on exploration and project development. The binding agreement expires March 31, 2026 if the conditions to complete have not been met at that date.

The members have contributed total costs of $16.3 million to the Company as an owners’ contribution. These costs represent the cost of the binding letter of intent which provides for a proposed cooperation agreement among the parties related to the advancement of the UKMP. These amounts are non-cash costs and have been recorded in the financial statements of the Company pursuant to push-down accounting requirements of U.S. GAAP and related SEC guidance.

2.    Summary of significant accounting policies

Property, plant and equipment

Plant and equipment are recorded at cost and depreciation begins when the asset is put into service. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets. Depreciation periods by asset class are:

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

Impairment of long-lived assets

Management assesses the possibility of impairment in the carrying value of long-lived assets, including mineral properties, whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable (impairment indicators). Management applies judgment to assess impairment indicators that could give rise to the requirement to conduct an impairment test. Events and changes in circumstances that could trigger an impairment test include, but are not limited to, significant adverse changes in the business climate including significant decreases to copper, zinc and other metal prices or significant adverse changes in legal factors, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the mineral properties, and significant decreases in the market prices for mineral properties. Management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, proven and probable reserves and other mineral resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows. Management’s estimates of mineral prices, mineral resources, foreign exchange rates, production levels, operating, capital and reclamation costs are subject to risk and uncertainties that may affect the determination of the recoverability of the long-lived asset. It is possible that material changes could occur that may adversely affect management’s estimates.

Leases

We determine if a contractual arrangement represents or contains a lease at inception. Operating leases are included in right of use assets and lease liabilities on our balance sheet. Assets under finance leases are included in property, plant and equipment and lease liabilities on our balance sheet.

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

Financial instruments

Loans and receivables are recorded initially at fair value, net of transaction costs incurred, and subsequently at amortized cost using the effective interest rate method. Loans and receivables consist of cash and deposits. Estimated future credit losses are based on historical credit loss experience and forward-looking considerations. Individual receivables are written off when management deem them to be uncollectible.

Other financial liabilities include accounts payable and accrued liabilities.

The carrying amounts of the Company’s financial assets and financial liabilities approximate their fair values due to their short-term nature and maturities.

The Company did not have any assets or liabilities measured at fair value on a recurring basis as at November 30, 2025 and 2024.

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

3.    Cash

As at November 30, 2025, the Company held $3.5 million (2024 - $7.5 million) denominated in United States dollars. The Company holds cash with a single US financial institution and the majority of the cash is uninsured.

4. Property, plant and equipment

A summary of property, plant and equipment as of November 30, 2025 and November 30, 2024, is as follows:

in thousands of US dollars

	equipment		and software	Equipment
	Machinery and equipment $	Vehicles $	Computer hardware and software $	Furniture and Equipment $	Total $
Cost at November 30, 2023	922	114	12	145	1,193
Accumulated depreciation	(402)	(106)	(12)	(38)	(558)
Net book value at November 30, 2024	520	8	-	107	635
Cost at November 30, 2024	922	114	12	145	1,193
Accumulated depreciation	(487)	(114)	(12)	(53)	(666)
Net book value at November 30, 2025	435	-	-	92	527

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

5.    Mineral properties

in thousands of US dollars

	30, 2024		30, 2025
	November 30, 2024 $	Additions $	November 30, 2025 $
Ambler lands Bornite lands	26,899 4,000	- -	26,899 4,000
	30,899	-	30,899

On October 19, 2011, Trilogy acquired (subsequently contributed to the Company pursuant to the Contribution Agreement) the exclusive right to explore and the non-exclusive right to access and enter on the Bornite lands, and lands deeded to NANA Regional Corporation, Inc. (“NANA”) through the Alaska Native Claims Settlement Act, located adjacent to the Ambler lands in Northwest Alaska.

Upon a decision to proceed with construction of a mine on the Ambler or Bornite lands, NANA will maintain the right to purchase between a 16%-25% ownership interest in the mine or retain a 15% net proceeds royalty which is payable after Ambler Metals has recovered certain historical costs, including capital and cost of capital. Should NANA elect to purchase an ownership interest, consideration will be payable equal to the percentage interest in the project multiplied by the difference between (i) all costs incurred by Ambler Metals or its affiliates on the project, including historical costs incurred prior to the date of the NANA Agreement together with interest on the costs; and (ii) $40 million (subject to exceptions). The amount will be payable by NANA to Ambler Metals in cash at the time the parties enter into a joint venture agreement and in no event will the amount be less than zero. The parties would form a joint venture and be responsible for all future costs, including capital costs of the mine based on their pro-rata share.

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

The following table summarizes mineral properties expense incurred for the years ended November 30, 2025, 2024 and 2023.

in thousands of US dollars

	November 30, 2025 $	November 30, 2024 $	November 30, 2023 $
Ambler Access Project	996	1,713	8,422
Community	36	46	90
Drilling	209	77	323
Engineering	364	152	954
Environmental	230	133	341
Geochemistry and geophysics	48	9	97
Land and permitting	1,074	893	841
Project support	657	502	430
Safety and risk	5	6	20
Wages and benefits	591	567	1,304
Mineral property expense	4,210	4,098	12,822

6.    Accounts payable and accrued liabilities

in thousands of US dollars

	November 30, 2025 $	November 30, 2024 $
Accounts payable	530	177
Accrued salaries and vacation	110	91
Accrued liabilities	321	291
Accounts payable and accrued liabilities	961	559

7.    Leases

(a)	Right of use assets

in thousands of US dollars

	November 30, 2025 $	November 30, 2024 $
Opening balance	191	413
Amortization	(176)	(222)
Right of use asset	15	191

In December 2020, the Company commenced a lease for their headquarters office in Anchorage, Alaska and recognized the right of use asset approximately $816,000.

Ambler Metals LLC

Notes to Financial Statements

expressed in U.S. dollars, unless otherwise noted

(b)	Lease liabilities

The previous headquarters lease is an operating lease ending on December 31, 2025 and was not renewed.  On August 27, 2025, the Company entered into a four-year lease for office space commencing on January 1, 2026.  The lease payment is $8,928 per month and escalates at approximately 3% each year.  The lease has no extension option and expires on December 31, 2029.

Lease expense for the headquarters is recorded within general and administrative expense and is comprised of the following components:

in thousands of US dollars

	November 30, 2025 $	November 30, 2024 $
Operating lease costs	181	239
Variable lease costs	12	10
Operating lease costs	193	249

Variable lease costs consist primarily of the Company’s portion of common area maintenance fees including taxes.

As of November 30, 2025, the remaining lease term was one month for the headquarters office.

Supplemental cash and non-cash information relating to our leases during the year ended November 30, 2025, are as follows:

●	Cash paid for amounts included in the measurement of lease liabilities was approximately $191,000.
●	There were no non-cash amounts included in the measurement of lease liabilities.

Future minimum payments relating to the lease recognized in our balance sheet as of November 30, 2025 are as follows:

in thousands of US dollars

November 30, 2025 $
2026	13
Total undiscounted lease payments	16
Effects of discounting	(3)
Present value of lease payments recognized as lease liability	13

8.    Related party transactions

During the year ended November 30, 2025, pursuant to a service agreement with Trilogy, the Company paid $212,902 (2024 - $131,000) related to administration services, accounting services and reimbursement of expenses. As at November 30, 2025, $15,300 remains outstanding and is recorded as a payable to Trilogy.

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

The Company is authorized to establish a capital account for each member equal to that member’s initial capital contribution, represented by units. The units are voting and subject to transfer restrictions as defined in the LLC Agreement. As at November 30, 2025 and 2024, the Company had 2 million units outstanding, with each of South32 and Trilogy owning 1 million units each, in exchange for the contributions made to the Company at inception.

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

Date: February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony Giardini	President and Chief Executive Officer	February 17, 2026
Tony Giardini	(Principal Executive Officer) and Director

/s/ Elaine Sanders	Chief Financial Officer (Principal Financial	February 17, 2026
Elaine Sanders	Officer and Principal Accounting Officer)

/s/ James Gowans	Director	February 17, 2026
James Gowans

/s/ William Hayden	Director	February 17, 2026
William Hayden

/s/ William Hensley	Director	February 17, 2026
William Hensley

/s/ Gregory Lang	Director	February 17, 2026
Gregory Lang

/s/ Janice Stairs	Director	February 17, 2026
Janice Stairs

/s/ Diana Walters	Director	February 17, 2026
Diana Walters