Form 10-Q
period 2026-02-28
Trilogy Metals Inc.
filed 2026-04-02
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2026

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

As of April 2, 2026, the registrant had 175,545,639 common shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Condensed Interim Consolidated Balance Sheets

(unaudited)

	in thousands of US dollars
	February 28, 2026	November 30, 2025
	$	$
Assets
Current assets
Cash and cash equivalents	47,784	51,613
Accounts receivable	112	118
Deposits and prepaid amounts	120	193
Total current assets	48,016	51,924

Investment in Ambler Metals LLC (note 3)	106,420	105,263
Right of use asset (note 5(a))	106	117
Total assets	154,542	157,304

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	698	2,329
Current portion of lease liability (note 5b)	43	41
Derivative liability (note 2)	32,257	30,743
Total current liabilities	32,998	33,113

Long-term portion of lease liability (note 5(b))	60	70
Total liabilities	33,058	33,183

Shareholders' equity
Share capital (note 6) – unlimited common shares authorized, no par value issued – 172,545,639 (2025 – 171,069,888)	227,818	225,241
Contributed surplus	118	118
Contributed surplus – options (note 6(a))	29,477	27,294
Contributed surplus – units (note 6(b))	3,775	4,109
Deficit	(139,704)	(132,641)
Total shareholders' equity	121,484	124,121
Total liabilities and shareholders' equity	154,542	157,304

(See accompanying notes to the condensed interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	3

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts
	For the three months ended
	February 28, 2026	February 28, 2025
	$	$
Expenses
Exploration expenses	25	—
Foreign exchange gain	(58)	(11)
General and administrative	567	343
Investor relations	68	16
Professional fees	311	447
Salaries	616	207
Salaries and directors expense – stock-based compensation (note 6)	3,096	2,230
Total expenses	4,625	3,232
Other items
Interest and other income	(419)	(190)
Share of loss on equity investment (note 3(b))	1,343	581
Loss on derivative carried at fair market value	1,514	—
Loss and comprehensive loss for the period	(7,063)	(3,623)
Basic loss per common share	(0.04)	(0.02)
Diluted loss per common share	(0.04)	(0.02)
Basic weighted average number of common shares outstanding	171,942,282	162,833,597
Diluted weighted average number of common shares outstanding	171,942,282	162,833,597

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	4

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2024	161,085,313	190,503	118	28,801	3,772	(90,400)	132,794
Exercise of options	263,333	195	—	(64)	—		131
Restricted Share Units	2,647,945	1,863	—	—	(1,863)	—	—
Services settled by common shares	24,260	30	—	—	—	—	30
Stock-based compensation	—	—	—	738	1,520	—	2,258
Loss for the period	—	—	—	—	—	(3,623)	(3,623)
Balance – February 28, 2025	164,020,851	192,591	118	29,475	3,429	(94,023)	131,590

Balance – November 30, 2025	171,069,888	225,241	118	27,294	4,109	(132,641)	124,121
Exercise of options	153,334	246	—	(80)	—	—	166
At-the-market offering, net of share issue cost	174,410	1,164	—	—	—	—	1,164
Restricted Share Units	1,148,007	1,167	—	—	(1,167)	—	—
Stock-based compensation	—	—	—	2,263	833	—	3,096
Loss for the period	—	—	—	—	—	(7,063)	(7,063)
Balance – February 28, 2026	172,545,639	227,818	118	29,477	3,775	(139,704)	121,484

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	5

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the three months ended
	February 28, 2026	February 28, 2025
	$	$
Cash flows used in operating activities
Loss for the period	(7,063)	(3,623)
Adjustments to reconcile net loss to cash flows used in operating activities
Consulting fees settled by common shares	—	30
Office lease accounting	—	1
Loss on equity investment in Ambler Metals LLC	1,343	581
Loss on derivative carried at fair market value	1,514	—
Unrealized foreign exchange (gain)/loss	(76)	—
Stock-based compensation	3,096	2,230
Net change in non-cash working capital
Decrease/(increase) in accounts receivable	7	(3)
Decrease in deposits and prepaid amounts	73	98
Decrease in accounts payable and accrued liabilities	(1,635)	(62)
Total cash flows used in operating activities	(2,741)	(748)
Cash flows from financing activities
Proceeds from issuance of common shares, net of share issue costs	1,164	—
Proceeds from exercise of options	166	131
Total cash flows from financing activities	1,330	131
Cash flows from investing activities
Contribution to Ambler Metals LLC	(2,500)	—
Total cash used in investing activities	(2,500)	—
Change in cash	(3,911)	(617)
Effect of exchange rate on cash	82	(4)
Cash – beginning of the period	51,613	25,834
Cash – end of the period	47,784	25,213

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	6

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

1)    Nature of operations and basis of presentation

Trilogy Metals Inc. (“Trilogy” or the “Company”) was incorporated in British Columbia, Canada under the Business Corporations Act (British Columbia) on April 27, 2011. The Company is engaged in the exploration and development of mineral properties, through its equity investee Ambler Metals LLC (“Ambler Metals”), with a focus on the Upper Kobuk Mineral Projects (“UKMP”), including the Arctic and Bornite Projects located in Northwest Alaska in the United States of America. The Company also conducts early-stage exploration through a wholly owned subsidiary, 995 Exploration Inc.

These condensed interim consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Trilogy and its wholly owned subsidiaries, NovaCopper US Inc. and 995 Exploration Inc. All intercompany transactions are eliminated on consolidation.

As these condensed interim consolidated financial statements do not contain all of the disclosures required by U.S. GAAP for annual financial statements, these condensed interim consolidated financial statements should be read in conjunction with the annual financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025 (“Annual Report on Form 10-K”).

2)    Summary of significant accounting policies

Investment in Ambler Metals LLC

The Company accounts for its investment in Ambler Metals as an equity investment.  For a variable interest entity (“VIE”) where Trilogy is not the primary beneficiary, we use the equity method of accounting.  Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.  Ambler Metals is a non-publicly traded equity investment owning exploration and development projects. Significant judgments are made in assessing the possibility of impairment. The Company assesses whether there has been a potential triggering event for other-than-temporary impairment by assessing the underlying assets of Ambler Metals for recoverability and assessing whether there has been a change in the development plan or strategy for the projects.  If the Company concludes there is sufficient evidence for an other-than-temporary impairment, an assessment of fair value is performed. If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the equity investment and its fair value. This assessment is subjective and requires consideration at each period end.

Fair value measurement of derivative liability

On October 6, 2025, the Company entered into a binding letter of intent with the U.S. Department of War for their conditional investment of approximately $17.8 million in exchange for 8,215,570 units at a price of $2.17 per unit, with each unit comprising of one common share of the Company and ¾ of a 10-year warrant to acquire up to 6,161,678 common shares of the Company at a price of $0.01 per share. The Company has accounted for the obligation to issue shares and warrants as a derivative financial instrument under ASC 815 40 and initially measured at fair value.  Subsequently, at each period end, the derivative liability is re-measured at fair value with changes recorded in the consolidated statement of loss and comprehensive loss.

Stock-based payments

The Company records share-based compensation awards exchanged for employee, director and certain contractor services at fair value on the date of the grant and expenses the awards over the requisite service period. The fair values of stock options are determined at the time of the grant using a Black-Scholes option pricing model, which takes into account, as of the grant date, the fair market value of the shares, expected volatility, expected dividend yield, the risk-

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	7

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

free interest rate, and the expected life of the option.  The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures.

New accounting pronouncements

Issued and Not Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company is evaluating the impact of ASU 2023-09 on its disclosures in the annual consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable.  ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity.  ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027.  For the Company, the guidance becomes effective in the first interim reporting period of the fiscal period of the fiscal year ended November 30, 2029.  Early adoption is permitted.  Management is currently evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

3)    Investment in Ambler Metals LLC

(a)	Formation of Ambler Metals LLC

On February 11, 2020, the Company completed the formation of Ambler Metals, a 50/50 joint venture with South32 Limited (“South32”). As part of the formation of the joint venture, Trilogy contributed all its assets associated with the UKMP, including the Arctic and Bornite Projects, while South32 contributed cash of $145.0 million, resulting in each party’s subsidiaries directly owning a 50% interest in Ambler Metals.

Ambler Metals is a company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of February 28, 2026, totaled $106.4 million (November 30, 2025 - $105.3 million).

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	8

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $2.7 million for the three-month period ended February 28, 2026 (2025 - $1.2 million).  During the quarter ended February 28, 2026, Trilogy and South32 each contributed $2.5 million in cash to Ambler Metals to fund its operations.  The carrying value of Trilogy’s 50% investment in Ambler Metals as at February 28, 2026 is summarized in the following table.

in thousands of dollars
$
November 30, 2025, Investment in Ambler Metals	105,263
Joint venture equity contribution	2,500
Share of loss on equity investment for the period ended February 28, 2026	(1,343)
February 28, 2026, Investment in Ambler Metals	106,420

(c) The following table provides Ambler Metals’ balances on a 100% basis as at February 28, 2026. The Company’s carrying value of the investment in Ambler Metals exceeds its share of the carrying value of the net assets of Ambler Metals as a result of recording the Company’s initial investment in 2020 at fair value.

	in thousands of dollars
	February 28, 2026	November 30, 2025
	$	$
Cash and cash equivalents	6,167	3,507
Mineral properties	30,899	30,899
Other assets	1,838	1,303
Total assets	38,904	35,709

Accounts payable and accrued liabilities	1,465	961
Other liabilities	392	16
Total liabilities	1,857	977

Members' equity (total assets less total liabilities)	37,047	34,732

Ambler Metals’ cash and cash equivalents are held at one bank. The majority of the cash and cash equivalents is uninsured as at February 28, 2026.

(d) The following table summarizes Ambler Metals’ loss for the three-month period ended February 28, 2026.

in thousands of dollars
For the three months ended
February 28, 2026
$
Project costs	1,818
Corporate costs	873
Other items	(5)
Comprehensive loss	2,686

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	9

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

(e) Related party transactions

During the three-month period ended February 28, 2026, the Company charged $14,000 (2025 - $46,000) related to administration services, accounting services and reimbursements of expenditures paid on behalf of Ambler Metals; all in connection with a service agreement between the Company and Ambler Metals. As at February 28, 2026, $1,160 remains outstanding and is recorded as a receivable.

4)    Accounts payable and accrued liabilities

	in thousands of dollars
	February 28, 2026	November 30, 2025
	$	$
Trade accounts payable	231	646
Accrued liabilities	279	311
Accrued payroll liabilities	188	1,372
Accounts payable and accrued liabilities	698	2,329

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2025	117
Net amortization	(11)
Balance as at February 28, 2026	106

(b)	Lease liabilities

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

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Three months ended	Three months ended
	February 28, 2026	February 28, 2025
	$	$
Fixed rent expense	13	13
Variable rent expense	8	8
Total lease expense	21	21

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	10

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

As at February 28, 2026, the remaining lease term is 2.3 years.  The discount rate used to measure the lease liability is 9%. Judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash flow information relating to our leases during the three-month period ended February 28, 2026, is as follows:

●	Cash paid for base rent included in the measurement of lease liabilities was approximately $12,000

Future minimum payments relating to the lease recognized in our balance sheet as of February 28, 2026 are as follows:

in thousands of dollars
February 28, 2026
Fiscal year	$
2026	38
2027	51
2028	25
Total undiscounted lease payments	114
Effect of discounting	(11)
Present value of lease payments recognized as lease liability	103
Less: current portion of lease liability	(43)
Long-term portion of lease liability	60

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	$
November 30, 2025	171,069,888	225,241
At-the-market offering, net of share issue costs	174,410	1,164
Exercise of options	153,334	246
Shares issued from restricted share units	1,148,007	1,167
February 28, 2026, issued and outstanding	172,545,639	227,818

On November 7, 2025, the Company entered into an equity distribution agreement with Cantor Fitzgerald & Co. and BMO Capital Markets Corp., as lead agents (the “Lead Agents”), and Canaccord Genuity LLC, National Bank of Canada Financial Inc. and Raymond James (USA) Ltd. (together with the Lead Agents, the “Agents”), for an at-the-market equity program pursuant to which the Company may offer and issue up to $200 million of common shares of the Company from time to time through the Agents (the “Nov ATM Program”). The offering is being made in the United States under the terms of the Company’s registration statement on Form S-3 filed with the SEC (“November Prospectus Supplement”).  No sales of common shares under this November Prospectus Supplement will be made in Canada, to anyone known by the Agents to be a resident of Canada or over or through the facilities of the TSX or any other exchange or market in Canada.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	11

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

During the three-month period ended February 28, 2026, the Company issued 174,410 common shares under its Nov ATM Program, resulting in gross proceeds of $1.19 million at an average price of $6.83 per share.  After deducting commissions, the Company received net proceeds of $1.16 million.

(a)	Stock options

During the three-month period ended February 28, 2026, the Company granted 1,655,000 stock options (2025 - 2,125,000 stock options) at a weighted exercise price of CDN$6.53 (2025 - CDN$1.52) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to option grants was $2.49 (2025 - $0.59).

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for stock options granted in the three-month period ended February 28, 2026 are as provided below.

Weighted average
Risk-free interest rates	2.58%
Exercise price	CDN$6.53
Expected life	3 years
Expected volatility	79.1%
Expected dividends	Nil

The Company recognized a stock option expense of $2.3 million for the three-month period ended February 28, 2026 (2025 - $0.7 million), net of forfeitures.

As at February 28, 2026, there were 1,435,005 non-vested stock options outstanding with a weighted average exercise price of CDN$4.67. The unvested stock option expense not yet recognized was $2.0 million. This expense is expected to be recognized over the next twenty-two months.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	12

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

A summary of the Company’s stock options outstanding and changes during the three-month period ended February 28, 2026 is as follows:

		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the year	8,433,584	1.11
Granted	1,655,000	6.53
Exercised	(153,334)	1.49
Balance – end of the period	9,935,250	2.01

During the three-month period ended February 28, 2026, the Company issued 153,334 common shares (2025 – 263,333) of the Company on the exercise of stock options with a weighted average price of CDN$1.49 per share. The Company also reclassified $0.1 million from reserves to share capital on exercise of these stock options.

The following table summarizes information about the stock options outstanding at February 28, 2026.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.59 to $1.00	5,165,000	2.25	0.69	5,165,000	0.69	—
$1.01 to $2.00	1,935,000	3.78	1.52	1,393,332	1.52	541,668
$2.01 to $3.00	1,180,250	0.77	2.21	1,180,250	2.21	—
$3.01 to $7.85	1,655,000	4.80	6.53	761,663	6.48	893,337
	9,935,250	2.79	2.01	8,500,245	1.56	1,435,005

The aggregate intrinsic value of vested stock options (the market value less the exercise price) at February 28, 2026 was $27.8 million (2025 - $6.0 million) and the aggregate intrinsic value of exercised stock options for the three-month period ended February 28, 2026 was $0.6 million (2025 - $0.2 million).

(b)	Restricted Share Units and Deferred Share Units

The Company has a Restricted Share Unit Plan (the “RSU Plan”) to provide long-term incentives to employees and consultants, a Non-Executive Director Deferred Share Unit Plan and a Non-Executive Directors Fixed Deferred Share Unit Plan (together, the “DSU Plan”) to offset cash payments for fees to directors. Awards under the RSU Plan, and DSU Plan will be settled in common shares of the Company with each restricted share unit (“RSU”) and deferred share unit (“DSU”) entitling the holder to receive one common share of the Company. All units are accounted for as equity-settled awards.

A summary of the Company’s unit plans and changes during the nine-month period ended February 28, 2026 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the year	1,798,338	3,560,305
Granted	301,339	19,743
Settled in common shares	(1,148,007)	—
Balance – end of the period	951,670	3,580,048

During the three-month period ended February 28, 2026, the Company issued 1,148,007 common shares to settle previously granted and vested RSUs to employees and consultants.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	13

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

For the three-month period ended February 28, 2026, the Company recognized a combined RSU and DSU stock-based compensation charge of $0.8 million (2025 - $1.4 million), net of estimated forfeitures.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities and the derivative liability. The fair value of the Company’s financial instruments other than derivative liability approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and  then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The majority of the Company’s cash and cash equivalents is held with two Canadian Financial Institutions and is uninsured as at February 28, 2026.

The derivative liability representing the Company’s obligation to issue shares and warrants to the U.S. Department of War is carried at fair value on a recurring basis.  The fair value of the derivative liability is valued on the basis of Level 3 inputs.  The estimated fair value at February 28, 2026 of $32.2 million (November 2025 - $30.7 million) is based on the Company’s common stock price of $4.43 at that date, volatility of 81.5%, a risk-free rate of 3.63% and management’s estimate of the equal probability of completion and non-completion of the Ambler Access Project, which is beyond the control of the Company.  During the quarter ended February 28, 2026, the Company recorded a fair value loss of $1.5 million primarily reflecting a small increase in the Company’s share price in the period. A 10% change in the Company’s stock price affects the gain or loss on the derivative liability by approximately $5.0 million at February 28, 2026.  A 10% change in management’s estimate of the likelihood of completion affects the gain or loss on the derivative liability by approximately $1.3 million at February 28, 2026.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	14

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

8) Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b) above.

9) Supplemental cash flow information

in thousands of dollars
	Three months ended	Three months ended
	February 28, 2026	February 28, 2025
	$	$
Interest received	403	182

10) Segment Information

The Company’s operating segments are reported in a manner consistent with the internal reporting provided to its Chief Operating Decision Makers (“CODM”). The CODM, who are responsible for allocating resources and assessing the performance of the operating segments, have been identified as the Chief Executive Officer and Chief Financial Officer. The CODM evaluates the Company’s performance based on the overall results of the Company, including the performance of its investment Ambler Metals, which holds the Upper Kobuk Mineral Projects in Alaska. The Company uses a single U.S. GAAP-consistent measure of segment profit or loss with no reconciling items or measurement differences.  Management has concluded that consolidated net income (loss) is the appropriate measure of segment of profit or loss.  The CODM does not regularly receive or review discrete segment-level expense categories separate from those presented in the consolidated statements of operations. Accordingly, no significant segment expenses are separately disclosed, as all expenses are included within the consolidated statement of loss.

11) Subsequent Event

Subsequent to February 28, 2026, on March 30, 2026, the Company, South32, Ambler Metals and the United States Department of War agreed to enter into an amendment to the previously disclosed binding letter of intent (“LOI”) dated October 6, 2025.  The amendment extends the completion date of the transaction from March 31, 2026 to May 31, 2026, to accommodate the completion of remaining procedural steps under the LOI.  All other terms and conditions of the original LOI remain unchanged.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended February 28, 2026

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis (“MD&A”) contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s (as defined below) work programs and budgets; the aggregate value of common shares that may be issued pursuant to the Nov ATM Program and the anticipated use of net proceeds; perceived merit of properties; exploration results and budgets; the Company and Ambler Metals’ funding requirements; mineral reserves and resource estimates; work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project; timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects (the “UKMP”, as defined below); sufficiency of the Ambler Metals’ cash to fund the UKMP; the anticipated timing of permitting at the UKMP; the anticipated benefits of recent management appointments; market prices for precious and base metals; statements regarding the Ambler Access Project (also known as the Ambler Mining District Industrial Access Project, “AMDIAP”); or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the UKMP;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	16

●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matters;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the Ambler Mining District Industrial Access Project, or AMDIAP, will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks related to the ability to complete the anticipated strategic investment by the U.S. government, and associated risks of having the U.S. government as a significant shareholder;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	17

●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred, indicated and measured mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	uncertainty related to successfully acquiring commercially mineable mineral rights;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	risks related to industry competition in the acquisition of exploration properties and the recruitment and retention of qualified personnel;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	18

●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	changes in U.S. laws and policies regulating international trade, including currently imposed and any future potential tariffs;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act;
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American Stock Exchange (“NYSE American”), the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Boards(“FASB”), and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	the need for future financing;
●	risks related to the sales by existing shareholders;
●	risks related to the possible utilization of the Nov ATM Program;
●	loss of the entire investment;
●	risks related to the Company’s use of proceeds from the sale of its securities;
●	risks associated with negative operating cash flow;
●	the uncertainty of maintaining a liquid trading market for the common shares; and
●	the absence of a public market for certain of the securities.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including, without limitation, those referred to in Trilogy’s Annual Report on Form 10-K, filed with the Canadian securities regulatory authorities and the SEC on February 17, 2026, and other information released by Trilogy and filed with the appropriate regulatory agencies.

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

General

This MD&A of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, the “Company” or “we”) is dated April 2, 2026 and provides an analysis of our unaudited condensed interim consolidated financial results for the quarter ended February 28, 2026 compared to the quarter ended February 28, 2025.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	19

The following information should be read in conjunction with our February 28, 2026 unaudited condensed interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2025. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States.

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

Corporate and project activities

Trilogy Corporate Developments

The Company expanded its corporate management capabilities with additions in strategic advisory, corporate development, investor relations, and communications.  These enhancements are expected to support increased oversight of joint venture activities, strengthen stakeholder engagement, and improve the Company’s ability to advance long‑term strategic initiatives.

Trilogy – Operating Results Compared to Budget

The Company has a 2026 fiscal year budget totaling $22.5 million, which is comprised of $5.0 million for corporate activities and $17.5 million for funding project activities at Ambler Metals.  For the three-month period ended February 28, 2026, the Company recorded a net loss of $7.1 million, compared with a budgeted loss of $4.8 million.  The variance was primarily driven by non-cash expenses that were not included in the budget, partially offset by lower than planned expenditures from Ambler Metals.  During the quarter, the Company recorded a $1.5 million non-cash mark-to-market adjustment related to the derivative liability associated with our obligation to issue shares and warrants to a U.S. government department. The Company also recognized $3.1 million of stock-based compensation expense associated with the current fiscal year’s annual equity grant.  These two non-cash expenses were not included in the budget and

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	20

were partially offset by a favorable variance from the accounting for the equity investment in Ambler Metals, reflecting lower expenditures than budget due to slower than planned hiring of personnel at Ambler Metals.

Extension of Binding Letter of Intent with the United States Department of War

On March 30, 2026, the Company, South32, Ambler Metals and the United States Department of War agreed to enter into an amendment to the previously disclosed binding letter of intent (“LOI”) dated October 6, 2025.  The amendment extends the deadline for the completion of the transaction from March 31, 2026 to May 31, 2026, to accommodate the completion of remaining procedural steps under the LOI.  All other terms and conditions of the original LOI remain unchanged.

Summary of results

	in thousands of dollars, except per share amount
	Three months ended
	February 28, 2026	February 28, 2025	Change
	$	$	$
Exploration expenses	25	—	25
General and administrative	567	343	224
Investor relations	68	16	52
Professional fees	311	447	(136)
Salaries	616	207	409
Salaries and directors expense – stock-based compensation	3,096	2,230	866
Share of loss on equity investment	1,343	581	762
Loss on derivatives carried at fair market value	1,514	—	1,514
Interest and other income	(419)	(190)	(229)
Comprehensive loss for the period	(7,063)	(3,623)	(3,440)
Basic and diluted loss per common share	(0.04)	(0.02)	(0.02)

For the three-month period ended February 28, 2026, we reported a net loss of $7.1 million compared to a net loss of $3.6 million for the three-month period ended February 28, 2025. The increase in net loss is primarily driven by two non-cash items: i) the mark-to-market fair value adjustment of $1.5 million for the derivative liability related to our obligation to issue shares and warrants to the U.S. Department of War; and ii) stock-based compensation charges as a result of our annual grant with higher Black-Scholes values in the current year compared with the prior year.  The loss is also impacted by an increase in activity at Ambler Metals which resulted in a larger amount for our share of loss on the equity investment and an increase in personnel costs due to the addition of senior staff.

Liquidity and capital resources

During the three-month period ended February 28, 2026, we used $2.7 million in operating activities, used $2.5 million in investing activities, and raised $1.3 million in financing activities.  Operating expenditures were driven primarily by corporate salaries, professional fees and annual regulatory filing fees with the U.S. and Canadian securities commissions.  In addition, the Company contributed $2.5 million for our share of funding to Ambler Metals.  These cash outflows were offset by $1.3 million in proceeds from financing activities, primarily from the Company’s at-the-market equity program through which the Company may offer and issue up to $200 million of common shares of the Company from time to time pursuant to an equity distribution agreement dated November 7, 2025, and from the exercise of stock options.

As at February 28, 2026, we had cash and cash equivalents of $47.8 million and adjusted working capital of $47.3 million, which are current assets less current liabilities excluding the derivative liability which will be settled by way of the issuance of shares and warrants. There is sufficient cash on hand to fund the Company’s fiscal 2026 budget of $5.0 million and our share of Ambler Metals’ fiscal budget of $17.5 million.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	21

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Outstanding share data

As at April 2, 2026, we had 172,545,639 common shares issued and outstanding. As April 2, 2026, we had 9,935,250 stock options outstanding with a weighted-average exercise price of CDN$2.01, 3,580,862 deferred share units and 951,670 restricted share units outstanding. Upon the exercise of all convertible securities, the Company would be required to issue an aggregate of 14,467,782 common shares.

New accounting pronouncements

Issued and Not Effective

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. The standard is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2026, and subsequent interim periods, with early adoption permitted. The Company is evaluating the impact of ASU 2023-09 on its disclosure in the annual consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable.  The ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity.  ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027.  For the Company, the guidance becomes effective in the first interim reporting period of the fiscal period of the fiscal year ended November 30, 2029.  Early adoption is permitted.  Management is currently evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our equity method investment in Ambler Metals LLC, fair value measurement of derivative liability and valuation of stock‐based compensation.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	22

Impairment of Investment in Ambler Metals LLC

Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.  Ambler Metals is a non-publicly traded equity investment owning exploration and development projects. Significant judgments are made in assessing the possibility of impairment. The Company determines whether a potential triggering event or other-than-temporary impairment has occurred by reviewing the recoverability of the underlying assets of Ambler Metals and considering whether there have been changes to the development plans or project strategy.  If the Company concludes that sufficient evidence of a potential other-than-temporary impairment exists, an assessment of fair value is performed. If the underlying assets are not recoverable, the Company records an impairment charge equal to the difference between the investment carrying amount and its fair value.

Fair Value Measurement of Derivative Liability

The Company measures the proposed strategic investment by the Department of War under the binding letter of intent as a derivative liability at fair value on a recurring basis.  The valuation of this liability requires the use of significant unobservable inputs and therefore represents a level 3 fair value measurement.  The valuation relies on management judgement and assumptions on the completion of the Ambler Access Project which is subject to regulatory, political and permitting processes that are not within the Company’s control.  As a result, estimating the probability of project completion requires significant judgement and incorporates inherently uncertain assumptions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	23

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of February 28, 2026. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended February 28, 2026 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

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

While we are not a party to the legal proceedings relating to the Ambler Access Project, for more information regarding legal proceedings related to the Ambler Access Project please see the section titled “Management’s Discussion and Analysis - Ambler Mining District Industrial Access Project (“AMDIAP” or “Ambler Access Project”)” in our Annual Report on Form 10-K.

Item 1A. Risk Factors

Trilogy and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of exploration of its mineral properties. Certain of these risks and uncertainties are under the heading “Risk Factors” under Trilogy’s Annual Report on Form 10-K which is available on SEDAR+ at www.sedarplus.ca and EDGAR at www.sec.gov and on our website at www.trilogymetals.com.

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	24

With the exception of the addition of the below, there have been no material changes to the risk factors set forth in Trilogy’s Annual Report on Form 10-K.

Increases in energy prices and inflationary pressures could materially increase our capital and operating costs and adversely affect the economic viability of our projects.

Global energy markets have experienced significant volatility, including increases in oil and fuel prices associated with geopolitical developments involving Iran and disruptions to shipping through the Strait of Hormuz. Prolonged disruptions in global energy supply or transportation routes may lead to sustained increases in oil and other energy prices.

Energy costs are a significant component of the cost of developing and operating mining projects. Sustained increases in the price of oil, fuel, power and other energy inputs may increase the cost of construction, transportation, equipment operation and the production and delivery of consumables used in mining operations. Higher energy prices may also contribute to broader inflationary pressures affecting the costs of labor, materials, equipment, reagents, contractors and other services required for the development and operation of our projects.

Estimated capital costs, operating costs, production levels and economic returns for our projects are based on assumptions regarding, among other things, input costs, energy prices, supply chains and inflation. If energy prices remain elevated or inflation persists, actual costs may be significantly higher than our current estimates. Higher costs or increased uncertainty regarding future costs could adversely affect project development decisions, reduce projected economic returns, require additional financing or result in delays in development or construction. Any of these factors could materially and adversely affect our business, financial condition, results of operations and the economic viability of our projects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5. Other Information

a)	Please see the section titled “Extension of Binding Letter of Intent with the United States Department of War” in Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
b)	None.
c)	During the quarterly period ended February 28, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	25

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 2, 2026	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini
President and Chief Executive Officer

	By:	/s/ Elaine Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended February 28, 2026	27