Form 10-Q
period 2026-08-31
Trilogy Metals Inc.
filed 2026-10-02
CIK 1543418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2026

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 2, 2026, the registrant had 181,361,209 common shares, no par value, outstanding.

Trilogy Metals Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trilogy Metals Inc.

Condensed Interim Consolidated Balance Sheets

(unaudited)

	in thousands of US dollars
	August 31, 2026	November 30, 2025
	$	$
Assets
Current assets
Cash and cash equivalents	31,209	51,613
Accounts receivable	93	118
Deposits and prepaid amounts	338	193
Total current assets	31,640	51,924

Investment in Ambler Metals LLC (note 3)	109,029	105,263
Right of use asset (note 5(a))	85	117
Total assets	140,754	157,304

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	861	2,329
Current portion of lease liability (note 5(b))	45	41
Derivative liability (note 2)	22,970	30,743
Total current liabilities	23,876	33,113

Long-term portion of lease liability (note 5(b))	36	70
Total liabilities	23,912	33,183

Shareholders' equity
Share capital (note 6) – unlimited common shares authorized, no par value issued – 172,945,639 (2025 – 171,069,888)	228,105	225,241
Contributed surplus	118	118
Contributed surplus – options (note 6(a))	30,359	27,294
Contributed surplus – units (note 6(b))	4,065	4,109
Deficit	(145,805)	(132,641)
Total shareholders' equity	116,842	124,121
Total liabilities and shareholders' equity	140,754	157,304

Subsequent events (note 11)

(See accompanying notes to the condensed interim consolidated financial statements)

/s/ Tony Giardini, President, CEO and Director	/s/ Diana Walters, Director

Approved on behalf of the Board of Directors

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	3

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Loss

and Comprehensive Loss

(unaudited)

in thousands of US dollars, except share and per share amounts
	For the three months ended		For the nine months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
	$	$	$	$
Expenses
Exploration expenses	27	40	61	40
Foreign exchange loss/(gain)	15	2	(28)	(9)
General and administrative	294	214	1,291	910
Investor relations	14	38	121	72
Professional fees	643	246	1,429	1,305
Salaries	429	251	1,547	774
Salaries and directors expense – stock-based compensation (note 6)	675	374	4,445	2,971
Total expenses	2,097	1,165	8,866	6,063
Other items
Interest and other income	(334)	(309)	(1,163)	(752)
Share of loss on equity investment (note 3(b))	9,557	891	13,234	2,236
Gain on derivative at fair market value (note 7)	(11,564)	—	(7,773)	—
Net Income/(loss) and comprehensive loss for the period	244	(1,747)	(13,164)	(7,547)
Basic loss per common share	0.00	(0.01)	(0.08)	(0.05)
Diluted loss per common share	0.00	(0.01)	(0.08)	(0.05)
Basic weighted average number of common shares outstanding	172,761,943	164,258,258	172,442,894	163,770,522
Diluted weighted average number of common shares outstanding	172,761,943	164,258,258	172,442,894	163,770,522

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	4

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

in thousands of US dollars, except share amounts

				Contributed	Contributed		Total
			Contributed	surplus –	surplus –		shareholders’
	Number of shares	Share capital	surplus	options	units	Deficit	equity
	outstanding	$	$	$	$	$	$
Balance – November 30, 2024	161,085,313	190,503	118	28,801	3,772	(90,400)	132,794
Exercise of options	263,333	195	—	(64)	—		131
Restricted Share Units	2,647,945	1,863	—	—	(1,863)	—	—
Services settled by common shares	24,260	30	—	—	—	—	30
Stock-based compensation	—	—	—	738	1,520	—	2,258
Loss for the period	—	—	—	—	—	(3,623)	(3,623)
Balance – February 28, 2025	164,020,851	192,591	118	29,475	3,429	(94,023)	131,590
Exercise of options	86,667	110	—	(39)	—	—	71
Restricted Share Units	119,906	145	—	—	(145)	—	—
Services settled by common shares	13,986	20	—	—	—	—	20
Stock-based compensation	—	—	—	140	372	—	512
Loss for the period	—	—	—	—	—	(2,177)	(2,177)
Balance – May 31, 2025	164,241,410	192,866	118	29,576	3,656	(96,200)	130,016
Exercise of options	50,000	32	—	(10)	—	—	22
Stock-based compensation	—	—	—	146	228	—	374
Loss for the period	—	—	—	—	—	(1,747)	(1,747)
Balance – August 31, 2025	164,291,410	192,898	118	29,712	3,884	(97,947)	128,665

Balance – November 30, 2025	171,069,888	225,241	118	27,294	4,109	(132,641)	124,121
Exercise of options	153,334	246	—	(80)	—	—	166
At-the-market offering, net of share issue cost	174,410	1,164	—	—	—	—	1,164
Restricted Share Units	1,148,007	1,167	—	—	(1,167)	—	—
Stock-based compensation	—	—	—	2,263	833	—	3,096
Loss for the period	—	—	—	—	—	(7,063)	(7,063)
Balance – February 28, 2026	172,545,639	227,818	118	29,477	3,775	(139,704)	121,484
Exercise of options	100,000	158	—	(48)	—	—	110
Restricted Share Units	100,000	43	—	—	(43)	—	—
Stock-based compensation	—	—	—	464	210	—	674
Loss for the period	—	—	—	—	—	(6,345)	(6,345)
Balance – May 31, 2026	172,745,639	228,019	118	29,893	3,942	(146,049)	115,923
Restricted Share Units	200,000	86	—	—	(86)	—	—
Stock-based compensation	—	—	—	466	209	—	675
Income for the period	—	—	—	—	—	244	244
Balance – August 31, 2026	172,945,639	228,105	118	30,359	4,065	(145,805)	116,842

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	5

Trilogy Metals Inc.

Condensed Interim Consolidated Statements of Cash Flows

(unaudited)

	in thousands of US dollars
	For the nine months ended
	August 31, 2026	August 31, 2025
	$	$
Cash flows used in operating activities
Loss for the period	(13,164)	(7,547)
Adjustments to reconcile net loss to cash flows used in operating activities
Consulting fees settled by common shares	—	30
Office lease accounting	—	2
Loss on equity investment in Ambler Metals LLC	13,234	2,236
Gain on derivative carried at fair market value	(7,773)	—
Unrealized foreign exchange gain	(48)	(2)
Stock-based compensation	4,445	2,971
Net change in non-cash working capital
Decrease/(increase) in accounts receivable	25	(1)
(Increase) in deposits and prepaid amounts	(145)	(149)
(Decrease) in accounts payable and accrued liabilities	(1,468)	(230)
Total cash flows used in operating activities	(4,894)	(2,690)
Cash flows from financing activities
Proceeds from issuance of common shares, net of share issue costs	1,164	—
Proceeds from exercise of options	276	224
Total cash flows from financing activities	1,440	224
Cash flows from investing activities
Contribution to Ambler Metals LLC	(17,000)	—
Total cash used in investing activities	(17,000)	—
Change in cash	(20,454)	(2,466)
Effect of exchange rate on cash	50	4
Cash – beginning of the period	51,613	25,834
Cash – end of the period	31,209	23,372

(See accompanying notes to the condensed interim consolidated financial statements)

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	6

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

2)    Summary of significant accounting policies

Investment in Ambler Metals LLC

The Company accounts for its investment in Ambler Metals as an equity method investment. For a variable interest entity (“VIE”) where Trilogy is not the primary beneficiary, we use the equity method of accounting.  Management assesses the possibility of impairment in the carrying value of its equity method investment in Ambler Metals whenever events or circumstances indicate that the carrying amount of the investment may not be recoverable.  Ambler Metals is a non-publicly traded equity investment owning exploration and development projects. Significant judgments are made in assessing the possibility of impairment. The Company assesses whether there has been a potential triggering event for other-than-temporary impairment by assessing the underlying assets of Ambler Metals for recoverability and assessing whether there has been a change in the development plan or strategy for the projects.  If the Company concludes there is sufficient evidence of an other-than-temporary impairment, an assessment of fair value is performed. If the underlying assets are not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the equity investment and its fair value. This assessment is subjective and requires consideration at each period end.

Fair value measurement of derivative liability

On October 6, 2025, the Company entered into a binding letter of intent with the U.S. Department of War for their conditional investment of approximately $17.8 million in exchange for 8,215,570 units at a price of $2.17 per unit, with each unit comprising one common share of the Company and ¾ of a 10-year warrant. Each full warrant is exercisable to acquire one common share of the Company at a price of $0.01 per share. The Company has accounted for the obligation to issue shares and warrants as a derivative financial instrument under ASC 815-40 and initially measured at fair value.  Subsequently, at each period end, the derivative liability is re-measured at fair value with changes recorded in the consolidated statement of loss and comprehensive loss. See Note 11, Subsequent Events, for additional information regarding this transaction.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	7

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

Ambler Metals is a company jointly controlled by Trilogy and South32 through a four-member board, of which two members are appointed by Trilogy based on its 50% equity interest. All significant decisions related to the UKMP require the approval of both companies. We determined that Ambler Metals is a VIE because it is expected to need additional funding from its owners for its significant activities. However, we concluded that we are not the primary beneficiary of Ambler Metals as the power to direct its activities, through its board, is shared under the Ambler Metals LLC limited liability company agreement. As we have significant influence over Ambler Metals through our representation on its board, we use the equity method of accounting for our investment in Ambler Metals. Our maximum exposure to loss in this entity is limited to the carrying amount of our investment in Ambler Metals, which, as of August 31, 2026, totaled $109.0 million (November 30, 2025 - $105.3 million).

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	8

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

(b)	Carrying value of equity method investment

Trilogy recognized, based on its 50% ownership interest in Ambler Metals, an equity loss equivalent to its pro rata share of Ambler Metals’ comprehensive loss of $9.6 million for the three-month period ended August 31, 2026 (2025 - $0.9 million) and $13.2 million for the nine-month period ended August 31, 2026 (2025 - $2.2 million).  During the nine-month period ended August 31, 2026, Trilogy and South32 each contributed $17.0 million in cash to Ambler Metals to fund its operations.  The carrying value of Trilogy’s 50% investment in Ambler Metals as at August 31, 2026 is summarized in the following table.

in thousands of dollars
$
November 30, 2025, Investment in Ambler Metals	105,263
Joint venture equity contribution	17,000
Share of loss on equity investment for the nine-month period ended August 31, 2026	(13,234)
August 31, 2026, Investment in Ambler Metals	109,029

(c) The following table provides Ambler Metals’ balances on a 100% basis as at August 31, 2026. The Company’s carrying value of the investment in Ambler Metals exceeds its share of the carrying value of the net assets of Ambler Metals as a result of recording the Company’s initial investment in 2020 at fair value.

	in thousands of dollars
	August 31, 2026	November 30, 2025
	$	$
Cash and cash equivalents	14,833	3,507
Mineral properties	30,899	30,899
Other assets	3,530	1,303
Total assets	49,262	35,709

Accounts payable and accrued liabilities	6,674	961
Other liabilities	324	16
Total liabilities	6,998	977

Members' equity (total assets less total liabilities)	42,264	34,732

Ambler Metals’ cash and cash equivalents are held at one bank. The majority of the cash and cash equivalents is uninsured as at August 31, 2026.

(d) The following table summarizes Ambler Metals’ loss for the nine-month period ended August 31, 2026.

in thousands of dollars
For the nine months ended
August 31, 2026
$
Project costs	22,291
Corporate costs	4,069
Other items	108
Comprehensive loss	26,468

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	9

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

(e) Related party transactions

During the nine-month period ended August 31, 2026, the Company charged $17,800 (2025 - $102,250) related to administration services, accounting services and reimbursements of expenditure paid on behalf of Ambler Metals; all in connection with a service agreement between the Company and Ambler Metals. As at August 31, 2026, there is no receivable that remains outstanding.

4)    Accounts payable and accrued liabilities

	in thousands of dollars
	August 31, 2026	November 30, 2025
	$	$
Trade accounts payable	220	646
Accrued liabilities	527	311
Accrued payroll liabilities	114	1,372
Accounts payable and accrued liabilities	861	2,329

5)    Leases

(a)	Right-of-use asset

in thousands of dollars
$
Balance as at November 30, 2025	117
Net amortization	(32)
Balance as at August 31, 2026	85

(b)	Lease liabilities

The Company’s lease arrangement consists of an operating lease for the corporate office.  On July 1, 2024, the Company entered into a four-year lease for office space expiring in June 2028. The lease has no extension option.  The current monthly lease payment is approximately CDN$9,700 consisting of both base rent and variable operating costs.

Total lease expense recorded within general and administrative expenses was comprised of the following components:

	in thousands of dollars
	Nine months ended	Nine months ended
	August 31, 2026	August 31, 2025
	$	$
Fixed rent expense	38	38
Variable rent expense	25	13
Total lease expense	63	51

Variable lease costs consist primarily of the Company’s portion of operating costs associated with the office space lease as the Company elected to apply the practical expedient not to separate lease and non-lease components. For the nine-month period ended August 31, 2025, variable lease costs have been reduced by a refund received for adjusted operating costs.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	10

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

As at August 31, 2026, the remaining lease term is 1.8 years.  The discount rate used to measure the lease liability is 9%. Judgment was used in the determination of the incremental borrowing rate which included estimating the Company’s credit rating.

Supplemental cash flow information relating to our leases during the nine-month period ended August 31, 2026, is as follows:

●	Cash paid for base rent included in the measurement of lease liabilities was approximately $36,800.

Future minimum payments relating to the lease recognized in our balance sheet as of August 31, 2026 are as follows:

in thousands of dollars
August 31, 2026
Fiscal year	$
2026	13
2027	50
2028	25
Total undiscounted lease payments	88
Effect of discounting	(7)
Present value of lease payments recognized as lease liability	81
Less: current portion of lease liability	(45)
Long-term portion of lease liability	36

6)    Share capital

Authorized:

unlimited common shares, no par value

	in thousands of dollars, except share amounts
	Number of shares	$
November 30, 2025	171,069,888	225,241
At-the-market offering, net of share issue costs	174,410	1,164
Exercise of options	253,334	404
Shares issued from restricted share units	1,448,007	1,296
August 31, 2026, issued and outstanding	172,945,639	228,105

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	11

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

During the three-month period ended February 28, 2026, the Company issued 174,410 common shares under its Nov ATM Program, resulting in gross proceeds of $1.19 million at an average price of $6.83 per share.  After deducting commissions, the Company received net proceeds of $1.16 million.  No shares were issued under its Nov ATM Program during the three-month period ended May 31, 2026, or August 31, 2026.

(a)	Stock options

During the three-month period ended February 28, 2026, the Company granted 1,655,000 stock options (2025 - 2,125,000 stock options) at a weighted exercise price of CDN$6.53 (2025 - CDN$1.52) to employees, consultants and directors exercisable for a period of five years with various vesting terms from immediate vesting to vesting over a two-year period. The fair value attributable to option grants was $2.49 (2025 - $0.59).  No grants were made during the three-month periods ended May 31, 2026 and August 31,2026.

The fair value of the stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the pricing model for stock options granted in the nine-month period ended August 31, 2026 are as provided below.

Weighted average
Risk-free interest rates	2.58%
Exercise price	CDN$6.53
Expected life	3 years
Expected volatility	79.1%
Expected dividends	Nil

The Company recognized a stock option expense of $0.5 million for the three-month period ended August 31, 2026 (2025 - $0.1 million) and $3.2 million for the nine-month period ended August 31, 2026 (2025 - $1.0 million), net of forfeitures.

As at August 31, 2026, there were 1,435,005 unvested stock options outstanding with a weighted average exercise price of CDN$4.67. The unvested stock option expense not yet recognized was $1.1 million. This expense is expected to be recognized over the next sixteen months.

A summary of the Company’s stock options outstanding and changes during the nine-month period ended August 31, 2026 is as follows:

		Weighted average
		exercise price
	Number of options	CDN$
Balance – beginning of the year	8,433,584	1.11
Granted	1,655,000	6.53
Exercised	(253,334)	1.49
Balance – end of the period	9,835,250	2.01

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	12

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

During the nine-month period ended August 31, 2026, the Company issued 253,334 common shares (2025 – 400,000) of the Company on the exercise of stock options with a weighted average price of CDN$1.49 per share. Upon exercise of these stock options, $0.1 million was reclassified from contributed surplus to share capital, and additional paid-in capital $0.3 million related to stock-based compensation was attributed to common stock.

The following table summarizes information about the stock options outstanding at August 31, 2026.

	Outstanding			Exercisable		Unvested
			Weighted		Weighted
	Number of	Weighted	average	Number of	average	Number of
	outstanding	average years	exercise price	exercisable	exercise price	unvested
Range of exercise price - CDN	options	to expiry	CDN$	options	CDN$	options
$0.59 to $1.00	5,115,000	1.75	0.69	5,115,000	1.75	—
$1.01 to $2.00	1,935,000	3.25	1.52	1,393,332	3.27	541,668
$2.01 to $3.00	1,130,250	0.27	2.21	1,130,250	0.27	—
$3.01 to $7.85	1,655,000	4.21	6.53	761,663	4.23	893,337
	9,835,250	2.29	2.01	8,400,245	2.03	1,435,005

The aggregate intrinsic value of vested stock options (the market value less the exercise price) at August 31, 2026 was $21.8 million (2025 - $6.1 million) and the aggregate intrinsic value of exercised stock options for the nine-month period ended August 31, 2026 was $0.9 million (2025 - $0.3 million).

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

A summary of the Company’s unit plans and changes during the nine-month period ended August 31, 2026 is as follows:

	Number of RSUs	Number of DSUs
Balance – beginning of the year	1,798,338	3,560,305
Granted	301,339	21,349
Settled in common shares	(1,448,007)	—
Balance – end of the period	651,670	3,581,654

During the nine-month period ended August 31, 2026, the Company issued 1,248,007 common shares to settle previously granted and vested RSUs to employees and consultants.

For the three-month period ended August 31, 2026, the Company recognized a combined RSU and DSU stock-based compensation charge of $0.2 million (2025 - $0.2 million) and $1.3M for the nine-month period ended August 31, 2026 (2025 - $2.0 million), net of estimated forfeitures.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	13

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities and the derivative liability. The fair value of the Company’s financial instruments other than derivative liability approximates their carrying value due to the short-term nature of their maturity. The Company’s financial instruments initially measured at fair value and then held at amortized cost include cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued liabilities. The majority of the Company’s cash and cash equivalents is held with two Canadian Financial Institutions and is uninsured as at August 31, 2026.

The derivative liability representing the Company’s obligation to issue shares and warrants to the U.S. Department of War is carried at fair value on a recurring basis.  The fair value of the derivative liability is valued on the basis of Level 3 inputs.  The estimated fair value at August 31, 2026 of $23.0 million (November 2025 - $30.7 million) is based on the Company’s common stock price of $3.61 at that date, volatility of 85.6%, a risk-free rate of 3.69% and management’s estimate of the equal probability of completion and non-completion of the Ambler Access Project, which is beyond the control of the Company. During the nine-month ended August 31, 2026, the Company recorded a fair value gain of $7.7 million primarily reflecting a decrease in the Company’s share price in the period. A 10% change in the Company’s stock price affects the gain or loss on the derivative liability by approximately $4.1 million at August 31, 2026.  A 10% change in management’s estimate of the likelihood of completion affects the gain or loss on the derivative liability by approximately $1.1 million at August 31, 2026. On March 30, 2026, the Company, South32, Ambler Metals and the United States Department of War entered into an amendment to the previously disclosed binding letter of intent (“LOI”) dated October 6, 2025. The first amendment extended the completion date of the transaction from March 31, 2026 to May 31, 2026. On May 30, 2026, the parties entered into a second amendment to extend the completion date of the transaction from May 31, 2025 to July 31, 2026. No further amendments were made. All other terms and conditions of the original LOI remain unchanged. See Note 11, Subsequent Events, for additional information regarding this transaction.

8) Commitment

The Company has commitments with respect to an office lease requiring future minimum lease payments as summarized in note 5(b) above.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	14

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

9) Supplemental cash flow information

in thousands of dollars
	Nine months ended	Nine months ended
	August 31, 2026	August 31, 2025
	$	$
Interest received	1,164	741

10) Segment Information

The Company’s operating segments are reported in a manner consistent with the internal reporting provided to its Chief Operating Decision Makers (“CODM”). The CODM, who are responsible for allocating resources and assessing the performance of the operating segments, have been identified as the Chief Executive Officer and Chief Financial Officer. The CODM evaluates the Company’s performance based on the overall results of the Company, including the performance of its investment Ambler Metals, which holds the UKMP in Alaska. The Company uses a single U.S. GAAP-consistent measure of segment profit or loss with no reconciling items or measurement differences.  Management has concluded that consolidated net income (loss) is the appropriate measure of segment of profit or loss.  The CODM does not regularly receive or review discrete segment-level expense categories separate from those presented in the consolidated statements of operations. Accordingly, no significant segment expenses are separately disclosed, as all expenses are included within the consolidated statement of loss.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	15

Trilogy Metals Inc.

Notes to the Condensed Interim Consolidated Financial Statements

11) Subsequent events

On September 11, 2026, the Company completed the strategic equity investment (the “Strategic Investment”) with the U.S. Department of War (the “DOW”), which was initially agreed to in the LOI entered into October 6, 2025.  Under the terms of the investment agreement dated August 28, 2026 between the Company and the DOW (the “Investment Agreement”), the Company issued and sold 8,215,570 units at a price of $2.17 per unit, each unit comprising of one common share of the Company and ¾ of a 10-year warrant to acquire up to 6,161,678 common shares of the Company at a price of $0.01 per share on the September 11, 2026 closing date. The warrants are exercisable upon the earlier of: i) the completion of Phase 1 of the Ambler Access Project; ii) the use by Ambler Metals of the Ambler Access Project by at least 10 trucks transporting concentrate within any 10-day period; and iii) a change in control of the Company. Under the terms of the Investment Agreement, the DOW is entitled to appoint a representative to the Company’s board of directors (the “Board”). The DOW is also entitled to appoint an observer to the Board.

The DOW also purchased from South32 8,215,570 common shares of the Company previously held by South32, together with a 10-year call option to acquire an additional 6,161,678 common shares of the Company, under the terms of a transaction agreement dated August 28, 2026 between South32 and the DOW.

The Company received gross proceeds of approximately $17.8 million from the closing of this offering and incurred legal expenses of approximately $0.4 million in connection with this transaction. Under the agreement, the Company is required to use the proceeds to make an additional cash capital contribution directly into Ambler Metals. This contribution will be made concurrent with an equivalent contribution by South32; consequently, the Company’s 50% equity ownership interest in Ambler Metals will remain unchanged.

Upon the closing of the agreement, the Company recognized a gain of $3.9 million on the settlement of the derivative liability that represented the Company’s obligation to issue shares and warrants to the DOW. The associated derivative liability was extinguished upon closing, and the applicable amounts were reclassified to share capital and contributed surplus.

Management has evaluated subsequent events through October 2, 2026, the date these financial statements were available to be issued.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trilogy Metals Inc.

Management’s Discussion & Analysis

For the Quarter Ended August 31, 2026

(expressed in US dollars)

Cautionary notes

Forward-looking statements

This Management’s Discussion and Analysis (“MD&A”) contains “forward-looking information” and “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws. These forward-looking statements may include statements regarding the Company’s (as defined below) work programs and budgets; the aggregate value of common shares that may be issued pursuant to the Company’s at-the-market equity program (the “Nov ATM Program”) and the anticipated use of net proceeds; perceived merit of properties; exploration results and budgets; the Company and Ambler Metals’ funding requirements; mineral reserves and resource estimates; work programs, capital expenditures, operating costs, cash flow estimates, production estimates and similar statements relating to the economic viability of a project; timelines, strategic plans, statements regarding Ambler Metals’ plans and expectations relating to its Upper Kobuk Mineral Projects (the “UKMP”); sufficiency of the Ambler Metals’ cash to fund the UKMP; statements regarding timing and planned undertakings of the 2026 field program; the anticipated timing of permitting at the UKMP, including predicted outcomes and benefits of the FAST-41 program; successful implementation of the strategic equity investment with the U.S. Department of War; market prices for precious and base metals; statements regarding the Ambler Access Project (also known as the Ambler Mining District Industrial Access Project, “AMDIAP”); or other statements that are not statements of fact. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning mineral resource estimates may also be deemed to constitute “forward-looking statements” to the extent that they involve estimates of the mineralization that will be encountered if the property is developed.

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

Forward-looking statements are based on the beliefs, expectations and opinions of management on the date the statements are made, as well as on a number of material assumptions, which could prove to be significantly incorrect, including about:

●	our ability to achieve production at the UKMP;
●	the accuracy of our mineral resource and reserve estimates;
●	the results, costs and timing of future exploration drilling and engineering;
●	timing and receipt of approvals, consents and permits under applicable legislation;
●	the adequacy of our financial resources;

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	17

●	the receipt of third party contractual, regulatory and governmental approvals for the exploration, development, construction and production of our properties and any litigation or challenges to such approvals;
●	our expected ability to develop adequate infrastructure and that the cost of doing so will be reasonable;
●	continued good relationships with South32, our joint venture partner, as well as local communities and other stakeholders;
●	there being no significant disruptions affecting operations, whether relating to labor, supply, power damage to equipment or other matters;
●	expected trends and specific assumptions regarding metal prices and currency exchange rates; and
●	prices for and availability of fuel, electricity, parts and equipment and other key supplies remaining consistent with current levels.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

●	risks related to inability to define proven and probable reserves;
●	risks related to our ability to finance the development of our mineral properties through external financing, strategic alliances, the sale of property interests or otherwise;
●	uncertainty as to whether there will ever be production at the Company’s mineral exploration and development properties;
●	risks related to our ability to commence production and generate material revenues or obtain adequate financing for our planned exploration and development activities;
●	risks related to lack of infrastructure including but not limited to the risk whether or not the AMDIAP will receive the requisite permits and, if it does, whether the Alaska Industrial Development and Export Authority will build the AMDIAP;
●	risks following the completion of the U.S. government investment in the Company and risks related to having the U.S. government as a significant shareholder;
●	risks related to inclement weather which may delay or hinder exploration activities at our mineral properties;
●	risks related to our dependence on a third party for the development of our projects;
●	none of the Company’s mineral properties are in production or are under development;
●	commodity price fluctuations;

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	18

●	uncertainty related to title to our mineral properties;
●	our history of losses and expectation of future losses;
●	risks related to increases in demand for equipment, skilled labor and services needed for exploration and development of mineral properties, and related cost increases;
●	uncertainties relating to the assumptions underlying our resource estimates, such as metal pricing, metallurgy, mineability, marketability and operating and capital costs;
●	uncertainty related to inferred, indicated and measured mineral resources;
●	mining and development risks, including risks related to infrastructure, accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in development, construction or production;
●	uncertainty related to successfully acquiring commercially mineable mineral rights;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of our mineral deposits;
●	risks related to governmental regulation and permits, including environmental regulation, including the risk that more stringent requirements or standards may be adopted or applied due to circumstances unrelated to the Company and outside of our control;
●	the risk that permits and governmental approvals necessary to develop and operate mines at our mineral properties will not be available on a timely basis or at all;
●	risks related to the need for reclamation activities on our properties and uncertainty of cost estimates related thereto;
●	risks related to the acquisition and integration of operations or projects;
●	risks related to industry competition in the acquisition of exploration properties and the recruitment and retention of qualified personnel;
●	our need to attract and retain qualified management and technical personnel;
●	risks related to conflicts of interests of some of our directors and officers;
●	risks related to potential future litigation;
●	risks related to market events and general economic conditions;
●	risks related to future sales or issuances of equity securities decreasing the value of existing Trilogy common shares, diluting voting power and reducing future earnings per share;
●	risks related to the voting power of our major shareholders and the impact that a sale by such shareholders may have on our share price;
●	uncertainty as to the volatility in the price of the Company’s common shares;
●	the Company’s expectation of not paying cash dividends;

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	19

●	adverse federal income tax consequences for U.S. shareholders should the Company be a passive foreign investment company;
●	risks related to global climate change;
●	risks related to adverse publicity from non-governmental organizations;
●	changes in U.S. laws and policies regulating international trade, including currently imposed and any future potential tariffs;
●	uncertainty as to our ability to maintain the adequacy of internal control over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act;
●	increased regulatory compliance costs, associated with rules and regulations promulgated by the United States Securities and Exchange Commission, Canadian Securities Administrators, the NYSE American Stock Exchange (“NYSE American”), the Toronto Stock Exchange (“TSX”), and the Financial Accounting Standards Board (“FASB”), and more specifically, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	the need for future financing;
●	risks related to the sales by existing shareholders;
●	risks related to the possible utilization of the Nov ATM Program;
●	loss of the entire investment;
●	risks related to the Company’s use of proceeds from the sale of its securities;
●	risks associated with negative operating cash flow;
●	the uncertainty of maintaining a liquid trading market for the common shares; and
●	the absence of a public market for certain of the securities.

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

General

This MD&A of Trilogy Metals Inc. (“Trilogy”, “Trilogy Metals”, the “Company” or “we”) is dated October 2, 2026 and provides an analysis of our unaudited condensed interim consolidated financial results for the quarter ended August 31, 2026 compared to the quarter ended August 31, 2025.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	20

The following information should be read in conjunction with our August 31, 2026 unaudited condensed interim consolidated financial statements and related notes which were prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The MD&A should also be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2025. A summary of the U.S. GAAP accounting policies is outlined in note 2 of the audited consolidated financial statements. All amounts are in United States dollars unless otherwise stated. References to “Canadian dollars” and “CDN$” are to the currency of Canada and references to “U.S. dollars”, “$” or “US$” are to the currency of the United States of America.

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

Corporate and project activities

Trilogy Financial Results Compared to Budget

The Company has a 2026 fiscal budget of $5.0 million for corporate expenditures. For the three-month period ended August 31, 2026, the Company recorded a net income of $0.2 million, compared with a budgeted loss of $9.7 million.  The $9.9 million variance was primarily driven by a $11.6 million mark-to-market adjustment related to the derivative liability associated with our obligation to issue shares and warrants to the United States Department of War and the remainder due to stock-based compensation expense associated with the current fiscal year’s annual equity grant.  These two non-cash amounts were not included in the budget.

For the nine-month period ended August 31, 2026, the Company recorded a net loss of $13.2 million, compared with a budgeted loss of $18.0 million. The $4.8 million variance was primarily driven by non-cash expenses of $7.8 million mark-to-market adjustment related to the derivative liability associated with our obligation to issue shares and warrants to the United States Department of War, stock-based compensation expense related to the current fiscal year’s annual equity grant that were not in the budget, partially offset by lower than planned expenditures from Ambler Metals.

Closing of Strategic Equity Investment from the United States Department of War

On August 28, 2026, the Company entered into the Investment Agreement (the “Investment Agreement”) with the United States Department of War (the “DOW”), relating to the DOW’s strategic investment in the Company (the “Strategic Investment”). On September 11, 2026, the Company completed the Strategic Investment by the DOW, pursuant to the Binding Letter of Intent entered on October 6, 2025. At closing, the Company issued 8,215,570 units to the DOW at a price of $2.17 per unit for gross proceeds of approximately $17.8 million. Each unit consisted of one

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	21

common share and three-quarters of one warrant, resulting in the issuance of warrants to acquire up to 6,161,678 additional common shares at an exercise price of $0.01 per share. The warrants have a ten-year term and become exercisable upon the earlier of the completion of Phase 1 of the Ambler Access Project, the achievement of certain specified usage milestones for the Ambler Access Project and a change of control of the Company.

The Company received gross proceeds of approximately $17.8 million upon closing of the Strategic Investment. The proceeds are specifically designated to fund an additional cash capital contribution to Ambler Metals and, therefore, do not represent additional liquidity available to fund the Company’s general corporate activities. South32 will make a corresponding contribution on a pro-rata basis, such that the Company’s 50% ownership interest in Ambler Metals will remain unchanged.

In connection with closing, the Company, through its wholly-owned subsidiary Trilogy Metals US, and the DOW, among other parties, also entered into a Cooperation Agreement (the “Cooperation Agreement”, and together with the Investment Agreement and other ancillary agreements, the “DOW Transaction Documents”) pursuant to which the DOW is entitled to (i) designate one independent third-party nominee for appointment to the Company’s Board of Directors, and (ii) appoint a representative to attend meetings of the Company’s Board of Directors in an observer capacity.

The closing also resulted in the settlement of the derivative liability previously recognized in connection with the Company’s obligation to issue common shares and warrants to the DOW. Upon settlement, the Company recognized a gain of approximately $3.9 million, representing the change in the derivative liability through the closing date. The derivative liability was extinguished upon issuance of the underlying securities, and the applicable amounts were reclassified to share capital and contributed surplus. As a result, subsequent changes in the value of the Company’s common shares will no longer result in fair value adjustments associated with this derivative liability. The gain recognized on settlement is non-cash in nature and therefore does not affect the Company’s cash flows.

The Strategic Investment represents a significant source of funding for the Company’s investment in Ambler Metals while maintaining the Company’s 50% ownership interest in the joint venture. Future exercise of the warrants could result in future dilution of share capital, although such exercise is subject to the specified conditions described above.

Project Activities

On April 21, 2026, the Company announced that Ambler Metals had commenced the permitting process for the Arctic Project, part of the UKMP, and on May 15, 2026, the Company announced that the Arctic Project was added to the U.S. FAST-41 permitting program. This program is intended to improve coordination and transparency in the federal permitting process as the project moves into environmental review.

In a press release dated June 9, 2026, the Company announced the start of the 2026 summer field program at the UKMP, with crews mobilizing to site and drilling activities expected to commence in mid-June. The program includes drilling and technical work to support mine planning, permitting, and future development decisions at the Arctic Project, as well as site readiness activities at Bornite and regional exploration target assessments.

In line with the June 9, 2026 press release, exploration was undertaken during summer 2026. Expenses were incurred over the summer to advance planned exploration, permitting, engineering, environmental, and site activities while seasonal field conditions allowed the work to proceed. Overall spending remained in line with expectations and reflected the planned timing and allocation of resources required to support the exploration program.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	22

Summary of results

	in thousands of dollars, except per share amount
	Three months ended August 31,			Nine months ended August 31,
	2026	2025	Change	2026	2025	Change
	$	$	$	$	$	$
Exploration expenses	27	40	(13)	61	40	21
General and administrative	294	214	80	1,291	910	381
Investor relations	14	38	(24)	121	72	49
Professional fees	643	246	397	1,429	1,305	124
Salaries	429	251	178	1,547	774	773
Salaries and directors expense – stock-based compensation	675	374	301	4,445	2,971	1,474
Share of loss on equity investment	9,557	891	8,666	13,234	2,236	10,998
Gain on derivatives carried at fair market value	(11,564)	—	(11,564)	(7,773)	—	(7,773)
Interest and other income	(334)	(309)	(25)	(1,163)	(752)	(411)
Comprehensive gain/(loss) for the period	244	(1,747)	1,991	(13,164)	(7,547)	(5,617)
Basic and diluted loss per common share	0.00	(0.01)	0.01	(0.08)	(0.05)	(0.03)

For the three-month period ended August 31, 2026, we reported a net income of $0.2 million compared to a net loss of $1.7 million for the three-month period ended August 31, 2025. The net income was primarily driven by a mark-to-market gain arising from the change in fair value of the derivative liability related to our obligation to issue shares and warrants to the U.S. Department of War, this was offset by an increase in our share of loss from Ambler Metals.  The increase in our share of loss from Ambler Metals was primarily driven by budgeted exploration activities undertaken during the period.

For the nine-month period ended August 31, 2026, we reported a net loss of $13.2 million, compared to a net loss of $7.5 million for the same period in 2025.  The increase in net loss was primarily driven by two non-cash items: i) stock-based compensation expense related to our annual grant with higher Black-Scholes values in the current year compared to the prior year; and ii) increased activity related to budgeted exploration activities at Ambler Metals which resulted in a larger amount for our share of loss on equity investment and an increase in personnel costs due to the addition of senior staff. This was offset by a mark-to-market gain arising from the change in fair value of the derivative liability related to our obligation to issue shares and warrants to the U.S. Department of War.

Liquidity and capital resources

During the nine-month period ended August 31, 2026, we used $4.9 million in operating activities, used $17.0 million in investing activities, and raised $1.4 million in financing activities. Operating expenditures were driven primarily by corporate salaries, professional fees and annual regulatory filing fees with the U.S. and Canadian securities commissions.  In addition, the Company contributed $17.0 million for our share of funding to Ambler Metals.  These cash outflows were offset by $1.4 million in proceeds from financing activities, primarily from the Company’s at-the-market equity program through which the Company may offer and issue up to $200 million of common shares of the Company from time to time pursuant to an equity distribution agreement dated November 7, 2025, and from the exercise of stock options.

As at August 31, 2026, we had cash and cash equivalents of $31.2 million and adjusted working capital of $30.3 million, which are current assets less current liabilities excluding the derivative liability which will be settled by way of the issuance of shares and warrants. There is sufficient cash on hand for the next twelve months from the end of our most recent fiscal quarter, including funding the Company’s remaining fiscal 2026 corporate budget of $1.1 million. Our share of Ambler Metals’ fiscal 2026 budget is $17.5 million, of which $17.0 million had been funded as at August 31, 2026.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	23

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

Outstanding share data

As at October 2, 2026, we had 181,361,209 common shares issued and outstanding. As at October 2, 2026, we had 9,835,250 stock options outstanding with a weighted-average exercise price of CDN$2.01, 3,582,604 deferred share units and 451,670 restricted share units outstanding. Upon the exercise of all convertible securities, the Company would be required to issue an aggregate of 13,869,524 common shares.

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

Critical accounting estimates

The most critical accounting estimates upon which our financial status depends are those requiring estimates of the recoverability of our equity method investment in Ambler Metals LLC, fair value measurement of the derivative liability related to our obligation to issue shares and warrants to the U.S. Department of War (settled post quarter end) and valuation of stock‐based compensation.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	24

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	25

Item 4. Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted by the Company under U.S. and Canadian securities legislation is recorded, processed, summarized and reported within the time periods specified in those rules, including providing reasonable assurance that material information is gathered and reported to senior management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to permit timely decisions regarding public disclosure. Management, including the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of Canadian Securities Administration, as of August 31, 2026. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended August 31, 2026 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We continue to evaluate our internal control over financial reporting on an ongoing basis to identify improvements.

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

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	26

With the exception of the addition of the below, there have been no material changes to the risk factors set forth in Trilogy’s Annual Report on Form 10-K.

The DOW Transaction Documents contain covenants that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy, and therefore could have a material adverse effect on our business, prospects, financial condition, or results of operations.

The DOW Transaction Documents contain covenants requiring us to take certain actions or restricting our ability to take certain actions. The covenants in the DOW Transaction Documents restrict us with respect to, among other things, (i) incurring borrowed debt in excess of $1,000,000,000 in the aggregate until the earlier of January 1, 2029 or a change of control, without DOW prior written approval,  and (ii) for so long as the DOW meets certain beneficial ownership percentages of the Company and the current owners of Ambler Metals continue to beneficially own at least 25% of the voting and/or economic ownership interests of Ambler Metals, we are bound by certain “Restricted Entity Event” covenants, including providing the DOW with notice of certain acquisitions by “Restricted Entities,” including when a Restricted Entity beneficially owns five percent or more of the outstanding voting securities of the Company or South32, or gains the right to appoint a director to those boards or obtain material commercial rights with Ambler Metals. Further, the parties will not agree, and will revise Ambler Metals’ organizational documents to prohibit, specified investments without DOW consent in Ambler Metals, or the owners of Ambler Metals by Restricted Persons, or the direct or indirect sale or transfer of material assets or products of Ambler Metals to any Restricted Entity.

Compliance with the covenants contained in the DOW Transaction Documents could restrict our ability to take actions that management believes are important to our long-term strategy. If strategic transactions we wish to undertake are prohibited by the DOW Transaction Documents, our ability to execute our long-term strategy could be materially adversely affected.

The United States Department of War’s ownership interest may create additional governance, regulatory and geopolitical considerations for the Company.

The DOW ownership interest and Board observer right may result in increased governmental engagement with, or perceived influence over, the Company. Shareholders, business partners, regulators, foreign governments or other stakeholders may perceive the DOW as having influence over certain aspects of the Company’s business or strategic direction. Such perceptions could affect the Company’s relationships with investors, strategic partners, governments and other stakeholders.

The Company may be subject to restrictions or additional compliance requirements regarding its dealings or relationships with certain entities, including entities that are designated or otherwise considered restricted under applicable U.S. government laws, regulations or policies. These requirements could limit the Company’s ability to enter into relationships with prospective investors, suppliers, contractors, customers, financing sources or strategic partners and may require the Company to undertake additional diligence and compliance procedures. The scope and application of such restrictions may also change over time as U.S. government laws, regulations, policies and national security priorities evolve.

Changes in U.S. government policies, administrations, national security priorities or critical minerals strategies could also affect the DOW’s relationship with the Company or its investment objectives. The DOW’s involvement may result in additional regulatory, compliance, reputational or geopolitical considerations for the Company. Compliance with applicable restrictions, or changes to those restrictions, could increase costs, restrict potential business or financing opportunities, or adversely affect relationships with existing or prospective counterparties. Any such developments could affect the Company’s business relationships, strategic opportunities, access to capital or the market price of its common shares.

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	27

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

These disclosures are not applicable to us.

Item 5. Other Information

a)	None.
b)	None.
c)	During the quarterly period ended August 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	28

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, dated April 27, 2011 (incorporated by reference Exhibit 99.2 to the Registration Statement on Form 40-F as filed on March 1, 2012, File No. 001-35447)

3.2

Articles of Trilogy Metals Inc., effective April 27, 2011, as altered March 20, 2011 (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form 40-F as filed on April 19, 2012, File No. 001-35447)

3.3	Notice of Articles and Certificate of Change of Name, dated September 1, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated September 8, 2016)

10.1	Investment Agreement, dated August 28, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 14, 2026)

10.2	Cooperation Agreement, dated August 28, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated September 14, 2026)

10.3	Participation Rights Agreement, dated September 11, 2026 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated September 14, 2026)

10.4	Registration Rights Agreement, dated September 11, 2026 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated September 14, 2026)

10.5	Warrant, dated September 11, 2026 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated September 14, 2026)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 2, 2026	TRILOGY METALS INC.

	By:	/s/ Tony Giardini
Tony Giardini
President and Chief Executive Officer

	By:	/s/ Elaine Sanders
Elaine M. Sanders
Vice President and Chief Financial Officer

Trilogy Metals Inc. For the Quarter Ended August 31, 2026	30